Form 10-Q
period 1995-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1995-05-12
CIK 839759

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission file number 33-47245

Allstate Life Insurance Company of New York
(Exact name of Registrant as specified in its charter)

New York
(State or Other Jurisdiction, Incorporation or Organization)

36-2608394
(IRS Employer Identification No.)

One Allstate Drive
P.O. Box 9095
Farmingville, New York  11738
_______________________________________________________
(Address of Principal Executive Offices) (Zip Code)

516.451.5300
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_     NO ___

State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1995: Common stock, par value of $20 per share: 80,000 shares outstanding.
















                  Allstate Life Insurance Company of New York
                                (Registrant)

                                    INDEX


                                                                  Page No.
Cover Page

Index

PART I - Financial Information

Item 1.     Financial Statements

            Statements of Financial Position
            March 31, 1995 (Unaudited) and December 31, 1994            1

            Statements of Income (Unaudited)
            Periods Ended March 31, 1995 and March 31, 1994             2

            Statements of Cash Flows (Unaudited)
            Periods Ended March 31, 1995 and March 31, 1994             3

            Notes to Financial Statements                               4


Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations            5


PART II - Other Information

Item 1.     Legal Proceedings                                           7

Item 2.     Change in Securities                                        7

Item 3.     Defaults Upon Senior Securities                             7

Item 4.     Submission of Matters to a Vote of Security Holders         7

Item 5.     Other Information                                           7

Item 6.     Exhibits and Reports on Form 8-K                            7


Signature Page
























ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF FINANCIAL POSITION


                                                  March 31
                                                (Unaudited) December 31,
($ in thousands)                                   1995         1994
                                                ----------  -----------
Assets
 Investments
     Fixed income securities:
       Held to maturity, at amortized cost
        (fair value $618,126 and $583,000)      $  610,452  $  601,359
       Available for sale, at fair value
        (amortized cost $496,021 and $468,518)     498,850     457,018
     Mortgage loans                                 84,767      86,435
     Policy loans                                   20,927      20,500
     Real estate                                     1,164           0
     Short-term                                     17,758       7,212
                                                ----------  ----------
       Total investments                         1,233,918   1,172,524

 Deferred policy acquisition costs                  52,154      50,699
 Accrued investment income                          14,994      16,518
 Reinsurance recoverable                            10,262      10,365
 Deferred income taxes                              14,958      17,443
 Cash                                                2,470       1,763
 Other assets                                        2,897       4,763
 Separate Accounts                                 182,734     175,918
                                                ----------  ----------
       Total assets                             $1,514,387  $1,449,993
                                                ----------  ----------
Liabilities
 Reserve for life insurance policy benefits     $  674,381     626,316
 Contractholder funds                              478,491     483,812
 Other liabilities and accrued expenses             14,109      13,304
 Net payable to affiliates                           2,406       1,402
 Separate Accounts                                 182,734     175,918
                                                ----------  ----------
       Total liabilities                         1,352,121   1,300,752
                                                ----------  ----------
Shareholder equity
 Common stock, $25 par, 80,000 shares
   authorized, issued and outstanding                2,000       2,000
 Additional capital paid-in                         45,787      45,787
 Unrealized net capital (losses) gains               1,873      (6,891)
 Retained income                                   112,606     108,345
                                                ----------  ----------
       Total shareholder equity                    162,266     149,241
                                                ----------  ----------
       Total liabilities and shareholder equity $1,514,387  $1,449,993
                                                ----------  ----------
                                                ----------  ----------















See notes to financial statements.

                              1
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF INCOME


                                                    Three Months Ended
                                                         March 31
                                                        (Unaudited)
($ in thousands)                                   1995        1994
                                                ----------  -----------
Revenues
 Premium income                                 $   47,322  $    19,525
 Contract charges                                    4,294        4,666
 Investment income, less investment expense         25,227       23,726
 Realized capital gains and losses                  (1,615)       1,475
                                                ----------  -----------
                                                    75,228       49,392
                                                ----------  -----------
                                                ----------  -----------

Costs and expenses
 Benefits to policyholders and beneficiaries         9,768        9,009
 Provision for policy benefits and interest
   credited to contractholders                      53,138       26,267
 Policy acquisition costs and operating
   expenses                                          5,902        5,786
                                                ----------  -----------

                                                    68,808       41,062
                                                ----------  -----------
                                                ----------  -----------
Income before income taxes                           6,420        8,330

Income tax expense                                   2,159        2,867
                                                ----------  -----------
Net income                                      $    4,261  $     5,463
                                                ----------  -----------
                                                ----------  -----------































See notes to financial statements.

                              2
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF CASH FLOW
                                                   Three Months Ended
                                                         March 31
                                                        (Unaudited)
                                                ------------------------
($ in thousands)                                   1995         1994
                                                ----------  ----------
Cash flows from operating activities:
 Net income                                     $    4,261  $    5,463
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Realized capital gains                          1,615      (1,475)
     Depreciation, amortization and other
       noncash items                                (5,201)     (4,272)
     Increase in policy benefit and other
       insurance reserves                           52,279      24,080
     Increase in deferred policy acquisition
       costs                                        (2,216)       (871)
     (Increase) decrease in accrued
       investment income                             1,524       1,265
     Change in deferred income taxes                (2,235)     (2,019)
     Changes in other operating assets and
       liabilities                                   3,764       3,637
                                                ----------  ----------
 Net cash provided by operating activities          53,791      25,808
                                                ----------  ----------
Cash flows from investing activities:
 Proceeds from sales
   Fixed income securities available for sale        3,463       7,235
 Investment collections
   Fixed income securities available for sale        9,069      23,421
   Fixed income securities held to maturity          2,305       1,844
   Mortgage loans                                    1,833       4,498
 Investment purchases
   Fixed income securities available for sale      (39,489)    (32,251)
   Fixed income securities held to maturity         (6,849)    (17,592)
   Mortgage loans                                   (2,895)     (1,519)
   Net change in short-term investments            (10,546)      7,196
   Change in other investments                        (441)        (14)
                                                ----------  ----------
 Net cash used in investing activities             (43,550)     (7,182)
                                                ----------  ----------
Cash flows from financing activities:
 Payments received under investment contracts       15,545       8,297
 Interest credited to investment contracts           4,181       4,650
 Payments on maturity of investment contracts
   and other charges                               (29,260)    (22,107)
                                                ----------  ----------
 Net cash used by financing activities              (9,534)     (9,160)
                                                ----------  ----------
Net increase (decrease) in cash                        707       9,466
Cash at beginning of year                            1,763       2,457
                                                ----------  ----------
Cash at end of year                             $    2,470  $   11,923
                                                ----------  ----------
                                                ----------  ----------











See notes to financial statements.

                              3

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
NOTES TO FINANCIAL STATEMENTS


1.   Financial Statements

     The Statement of Financial Position as of March 31, 1995, the Statements of Income for the three-month periods ended March 31, 1995 and 1994, and the Statements of Cash Flow for the three-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York 1994 Financial Statements. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.





















































                              4



               Allstate Life Insurance Company of New York
               Management's Discussion and Analysis
          of Financial Condition and Results of Operations

Three Months Ended March 31, 1995


General

     Allstate Life Insurance Company of New York ("the Company") is wholly owned by a wholly-owned subsidiary ("Parent") of Allstate Insurance Company ("Allstate"). The Company markets insurance products through the established agency facilities of Allstate and through direct marketing.
It also markets annuity products through Dean Witter Reynolds, Inc. account executives.


Results of Operations

     Statutory premiums, which include premiums and deposits received for all products, increased $27.8 million or 63.9% for the first quarter of 1995 to $71.3 million from $43.5 million for the same period in 1994. The increase was primarily attributable to higher sales of structured settlement products. Premium income and contract charges, which under generally accepted accounting principles are significantly influenced by the type of products sold, increased $27.4 million for the three months ended March 31, 1995 to $51.6 million, compared to $24.2 million for the same period in 1994. The increase was primarily related to the level of structured settlements sold with life contingencies.

     Pre-tax net investment income in the first quarter of 1995 increased 6.3% to $25.2 million, compared to $23.7 million for the same period in 1994. The increase was primarily related to the 6.0% growth in invested assets as compared to March 31, 1994.

     In the first quarter, the Company experienced after-tax capital losses of $1.0 million compared with after-tax capital gains of $1.0 million in 1994. The losses were due to writedowns of commercial mortgages and dispositions of fixed income securities. Fluctuations in realized capital gains and losses are largely a function of management's view of individual investments and overall market conditions.

     Provision for policy benefits and interest credited to contractholders, which under generally accepted accounting principles are significantly influenced by the type of product sold, increased $26.8 million for the three months ended March 31, 1995 to $53.1 million, compared with $26.3 million for the same period in 1994. The increase is primarily related to the level of structured settlements sold with life contingencies.

     Net income decreased $1.2 million to $4.3 million for the three-month period of 1995, from $5.5 million for the same period in 1994. First quarter 1995 net income included a nonrecurring after-tax benefit of $197 thousand attributable to a reduced rate of amortization of deferred acquisition costs.

Liquidity and Capital Resources

     The Company's investment policy places an emphasis on the matching of assets with related liabilities while also maintaining liquidity. To achieve an economic balance between assets and liabilities, the investment portfolios are segmented by type of insurance product.

     This strategy places over 90% of the Company's portfolio in fixed income securities, which includes publicly traded bonds, mortgage-backed securities and mortgage loans to support the investment-oriented product


                              5
lines. The mortgage-backed securities are primarily government agency-backed securities. The Company also invests in privately placed bonds which have comparable investment quality as public securities but offer higher yields.

     Problem fixed income investments include securities in default with respect to principal and/or interest and/or securities issued by companies that went into bankruptcy subsequent to the Company's acquisition of the securities. Potential problem fixed income investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal which causes management to believe these securities may be classified as problem in the future. At March 31, 1995, total problem and potential problem fixed income securities were $7.9 million. There were no problem and potential problem fixed income securities at March 31, 1994.

     The Company's commercial mortgage portfolio consists exclusively of loans secured by first mortgages on developed, commercial real estate, substantially all of which are non-recourse to the borrowers. There are no loans to joint ventures in which the Company is a part owner nor are there loans for construction or undeveloped land. Loan underwriting standards at origination included criteria and objectives to maintain geographic dispersion, diversification by property-type, and evaluation of the creditworthiness of the borrowers.

     The Company closely monitors its commercial mortgage loan portfolio on a loan-by-loan basis. An important part of the monitoring process is to regularly prepare individual discounted cash flow projections to estimate the underlying collateral values for each loan. These cash flow projections are based on property-specific information such as current rent rolls and market-specific assumptions such as future rental, discount and exit capitalization rates. Problem commercial mortgage loans include loans that are in foreclosure, have a principal or interest payment over 60 days past due, or are current but considered in-substance foreclosed. Potential problem commercial mortgage loans are current or less than 60 days delinquent as to contractual principal and interest payments, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal which causes management to believe these loans may be classified as problem or restructured in the future. Total problem and potential problem loans were $11.8 million and $12.5 million at March 31, 1995 and 1994, respectively, and reserves of $2.2 million and $.7 million, respectively, were established for these loans at those dates.

     The majority of the Company's liabilities consist of contractholder funds and reserves for life insurance policy benefits. These reserves increased 3.9% from December 31, 1994 to March 31, 1995 primarily as a result of sales of universal life, structured settlements, and traditional life insurance products. In addition, Separate Account balances increased 3.9% in the period due to sales of flexible premium deferred variable annuity contracts and transfers from fixed annuities to variable annuities.

     The Company generates substantial positive cash flows from operations and financing activities. The primary sources of cash flow are insurance premiums, annuity deposits, investment income and the maturity and sale of investments. Insurance premiums and deposits are received in advance of the time when claims and policyholders' benefits are paid. The resulting cash flow is invested until required to satisfy policyholder benefits.










                              6

PART II

Item 1. Legal Proceedings

Allstate Life of New York is not involved in any litigation that is expected to have a material effect.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits, Financial Statements and Reports on Form 8-K

     (a) (1) and (2) Financial Statements of registrant are listed on pages hereof and are filed as part of this Report.

     (a) (3) Exhibits

     Regulation S-K

     2.    Not Applicable.
     3. Incorporated by reference to previously filed Form S-1 Registration Statement, No. 33-47245, April 15, 1992.
     4. Incorporated by reference to previously filed Form S-1 Registration Statement, No. 33-47245, November 13, 1992.
     10. Incorporated by reference to previously filed Form S-1 Registration Statement, No. 33-47245, November 13, 1992.
     11.   Not Applicable.
     15.   Not Applicable.
     18.   Not Applicable.
     19.   Not Applicable.
     22.   Not Applicable.
     23. Incorporated by reference to previously filed Form S-1 Registration Statement, No. 33-47245, November 13, 1992.
     24.   Not Applicable.
     27.   Filed herewith.
     99.   Not Applicable.





















                              7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Allstate Life Insurance Company of New York
                              (Registrant)


Signature                     Title                                Date




__Louis G. Lower, II__  President and Chairman       May 12, 1995
LOUIS G. LOWER, II      (Principal Executive Officer)





__Barry S. Paul___      Assistant Vice President     May 12, 1995
BARRY S. PAUL           (Chief Accounting Officer)