Form 10-Q
period 1995-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1995-08-14
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission file number 33-47245

Allstate Life Insurance Company of New York
(Exact name of Registrant as specified in its charter)


New York                36-2608394
(State or Other Jurisdiction,(IRS Employer Identification No.)
Incorporation or Organization)

One Allstate Drive
P.O. Box 9095
Farmingville, New York  11738
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

INDEX


Page
Cover Page

Index

PART I - Financial Information

Item 1.     Financial Statements

            Statements of Financial Position
            June 30, 1995 (Unaudited) and December 31, 1994            1

            Statements of Income (Unaudited)
            Periods Ended June 30, 1995 and March 31, 1994             2

            Statements of Cash Flows (Unaudited)
            Periods Ended June 30, 1995 and March 31, 1994             3

            Notes to Financial Statements                              4


Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations           5


PART II - Other Information

Item 1.     Legal Proceedings                                          8

Item 2.     Change in Securities                                       8

Item 3.     Defaults Upon Senior Securities                            8

Item 4.     Submission of Matters to a Vote of Security Holders        8

Item 5.     Other Information                                          8

Item 6.     Exhibits and Reports on Form 8-K                           8


Signature Page

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF FINANCIAL POSITION



                                               June 30
                                             (Unaudited)  December 31,
($ in thousands)                                1995          1994

Assets
  Investments
    Fixed income securities:
      Held to maturity, at amortized cost
        (fair value $699,121 and $583,000)   $  629,107   $  601,359
      Available for sale, at fair value
        (amortized cost $506,557 and
        $468,518)                               539,632      457,018
    Mortgage loans                               83,606       86,435
    Policy loans                                 21,470       20,500
    Real estate                                   1,160
    Short-term                                   17,851        7,212

      Total investments                       1,292,826    1,172,524

  Deferred policy acquisition costs              52,448       50,699
  Accrued investment income                      16,697       16,518
  Reinsurance recoverable                         9,698       10,365
  Deferred income taxes                           5,641       17,443
  Cash                                            1,704        1,763
  Other assets                                    2,932        4,763
  Separate Accounts                             195,438      175,918

      Total assets                           $1,577,384   $1,449,993

Liabilities
  Reserve for life insurance policy
    benefits                                 $  702,689      626,316
  Contractholder funds                          480,116      483,812
  Other liabilities and accrued expenses         11,662       13,304
  Net payable to affiliates                       1,588        1,402
  Separate Accounts                             195,438      175,918

      Total liabilities                       1,391,493    1,300,752

Shareholder equity
  Common stock, $25 par, 80,000 shares
    authorized, issued and outstanding            2,000        2,000
  Additional capital paid-in                     45,787       45,787
  Unrealized net capital gains (losses)          21,064       (6,891)
  Retained income                               117,040      108,345

      Total shareholder equity                  185,891      149,241

      Total liabilities and shareholder
        equity                               $1,577,384   $1,449,993



See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF CASH FLOW

                                                        Six Months Ended
                                                             June 30
                                                           (Unaudited)

($ in thousands)                                        1995       1994

Cash flows from operating activities:
  Net income                                       $    8,695 $    9,422
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Realized capital losses (gains)                  2,133    (1,197)
       Depreciation, amortization and other
         noncash items                                (10,647)    (8,889)
       Increase in reserve for policy benefits
        and contractholder funds                       85,153     49,704
       Increase in deferred policy acquisition
         costs                                         (3,265)    (2,435)
       (Increase) decrease in accrued
         investment income                               (343)       697
       Change in deferred income taxes                 (3,298)    (2,673)
       Changes in other operating assets and
         liabilities                                    1,004   (19,445)
  Net cash from operating activities                   79,432    25,184

Cash flows from investing activities:
  Proceeds from sales
    Fixed income securities available
      for sale                                          6,097      7,235
  Investment collections
    Fixed income securities available
      for sale                                         14,931     47,178
    Fixed income securities held
      to maturity                                       2,864      4,852
    Mortgage loans                                      2,475      6,288
  Investment purchases
    Fixed income securities available
      for sale                                        (57,638)   (65,054)
    Fixed income securities held
      to maturity                                     (21,273)   (37,376)
    Mortgage loans                                     (2,895)   (10,119)
    Net change in short-term investments              (10,639)    36,949
    Change in other investments                          (937)      (749)
  Net cash from investing activities                  (67,015)   (10,796)

Cash flows from financing activities:
  Payments received under investment
    contracts                                          23,820     20,394
  Interest credited to investment contracts             9,640     10,809
  Payments on maturity of investment contracts
    and other charges                                 (45,936)   (43,898)
  Net cash from financing activities                  (12,476)   (12,695)

Net (decrease) increase in cash                           (59)     1,693
Cash at beginning of year                               1,763      2,457
Cash at end of year                                $    1,704 $    4,150

See notes to financial statements.
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF INCOME




                               Three Months Ended      Six Months Ended
                                     June 30                June 30
                                  (Unaudited)            (Unaudited)
($ in thousands)                1995       1994        1995        1994


Revenues
 Premium income               $ 29,285   $ 22,660    $ 76,607    $ 42,185
 Contract charges                5,544      4,599       9,838       9,265
 Investment income, less
   investment expense           25,455     24,236      50,682      47,962
 Realized capital gains
   and losses                     (518)      (278)     (2,133)      1,197

                                59,766     51,217     134,994     100,609

Costs and expenses
 Provision for policy
   benefits                     46,865     39,368     109,771      74,644
 Policy acquisition
   costs and operating
   expenses                      6,275      5,843      12,177      11,629

                                53,140     45,211     121,948      86,273

Income before income taxes       6,626      6,006      13,046      14,336

Income tax expense               2,192      2,047       4,351       4,914

Net income                    $  4,434   $  3,959    $  8,695    $  9,422

















See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS



1.   Financial Statements

     The Statement of Financial Position as of June 30, 1995, the Statements of Income for the three-month and six-month periods ended June 30, 1995 and 1994, and the Statements of Cash Flow for the six-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York 1994 Financial Statements. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.   Accounting Change

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" on January 1, 1995. SFAS No. 114 defines impaired loans as loans in which it is probable that a creditor will be unable to collect all amounts contractually due under the terms of the loan agreement and requires that impairment be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The adoption of these statements did not have a material impact on results of operations or financial position.

Allstate Life Insurance Company of New York
Management's Discussion and Analysis
of Financial Condition and Results of Operations

Three- and Six-Month Periods Ended June 30, 1995


General

     Allstate Life Insurance Company of New York ("the Company") is a wholly owned subsidiary of Allstate Life Insurance Company ("Allstate Life").
Allstate Life is wholly-owned by Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation ("the Corporation"). Sears, Roebuck and Co. distributed its 80.3% ownership in the Corporation on June 30, 1995 to Sears common shareholders through a tax-free dividend. As a result of the distribution, Sears no longer has an ownership interest in the Corporation.

     The Company markets insurance products through the established agency facilities of Allstate and through direct marketing. It also markets annuity products through Dean Witter Reynolds, Inc. account executives.


Results of Operations

     Statutory premiums, which include premiums and deposits received for all products, decreased $1.5 million or 3.1% for the second quarter of 1995 to $47.5 million from $49.0 for the same period in 1994. The decrease was primarily related to lower sales of flexible premium deferred variable annuity contracts. For the first six months of 1995, statutory premiums increased to $118.8 million from $92.5 million for the same period in 1994. The increase was primarily attributable to higher sales of structured settlement products partially offset by lower sales of flexible premium deferred variable annuity
contracts during the first quarter.   Premium income and contract charges under
generally accepted accounting principles ("GAAP") were $34.8 million for the second quarter and $86.4 million for the first six months, compared to $27.3 million and $51.5 million for the same periods in 1994. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies and will vary with the mix of products sold during the period. The increases were primarily related to the level of structured settlements sold with life contingencies.

     Pre-tax net investment income in the second quarter of 1995 increased 5.4% to $25.5 million, compared to $24.2 million for the same period in 1994. For the first six months of 1995 pre-tax net investment income increased 5.6% to $50.7 million, compared to $48.0 million for the same period in 1994. The increases were primarily related to the 10.2% growth in invested assets as compared to June 30, 1994.

     In the second quarter, the Company experienced after-tax capital losses of $337 thousand compared with after-tax capital losses of $181 thousand in 1994. After-tax net capital losses through June 30, 1995 were $1.4 million as compared with after-tax capital gains of $778 thousand over the six-month period in 1994. The losses were primarily due to writedowns of commercial mortgages, partially offset by gains on disposition of fixed income securities. Fluctuations in realized capital gains and losses are largely a function of management's view of individual investments and overall market conditions.

     Provision for policy benefits, which under generally accepted accounting principles are significantly influenced by the type of product sold, increased $7.5 million to $46.9 million for second quarter compared to $39.4 million for
the same period in 1994.   For the first six months of 1995, provison for
policy benefits increased $35.2 million to $109.8 million compared to $74.6 million for the same period in 1994. The increases were primarily related to the level of structured settlements sold with life contingencies.

     Net income increased $475 thousand in the second quarter of 1995 to $4.4 million from $4.0 million in 1994. For the first six months of 1995, net income decreased $727 thousand to $8.7 million from $9.4 million for the same period in 1994.

Liquidity and Capital Resources

     The Company's investment policy places an emphasis on the matching of assets with related liabilities while also maintaining liquidity. To achieve an economic balance between assets and liabilities, the investment portfolios are segmented by type of insurance product.

     This strategy places over 90% of the Company's portfolio in fixed income securities, which includes publicly traded bonds, mortgage-backed securities and mortgage loans to support the investment-oriented product lines. The mortgage-backed securities are primarily government agency-backed securities. The Company also invests in privately placed bonds which have comparable investment quality as public securities but offer higher yields.

       The Company defines problem commercial mortgage loans as loans that are in foreclosure, have a principal or interest payment over 60 days past due, or are current but considered in-substance foreclosed. Restructured commercial loans have modified terms and conditions that were not at prevailing market rates or terms at the time of the restructuring. Potential problem commercial mortgage loans are current or less than 60 days delinquent as to contractual principal and interest payments, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal or management believes these loans may be classified as problem or restructured in the future. At June 30, 1995 and December 31, 1994 total problem, restructured and potential problem loans, net of reserves, were $9.3 million and $8.4 million, respectively. All of the problem, restructured and potential problem loans were impaired as of June 30, 1995 (See Notes to Financial Statements #2).
     The majority of the Company's liabilities consist of contractholder funds and reserves for life insurance policy benefits. These reserves increased 6.5% from December 31, 1994 to June 30, 1995 primarily as a result of sales of universal life, structured settlements, and traditional life insurance products. In addition, Separate Account balances increased 11.1% in the period due to favorable investment performance of the Separate Account funds, transfers from fixed annuities to variable annuities and sales of flexible premium deferred variable annuity contracts.


Pending Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement requires that impairment loss be measured for those assets as the amount by which the carrying amount of the asset exceeds the asset's fair value. This statement will be adopted in 1996 and is not expected to have a material impact on the Company's results of operations or financial position

PART II

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

     (a) (3) Exhibits

     Regulation S-K

     2.   Not applicable.
     4.   Exhibits

     Allstate Life Insurance Company of New York Flexible Premium Deferred Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No.33-47245, filed November 13, 1992.

     11.  Not applicable.
     15.  Not applicable.
     16.  Not applicable.
     18.  None.
     19.  Not applicable.
     20.  Not applicable.
     23.  None.
     24.  Not applicable.
     25.  Not applicable.
     27.  Financial Data Schedule
     28.  None.
     (b)  Reports on 8-K
          No reports on Form 8-K were filed during the second quarter of 1995.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Allstate Life Insurance Company of New York
(Registrant)


Signature               Title                       Date




__/s/Louis G. Lower___  President and Chairman      August 11, 1995
LOUIS G. LOWER, II      (Principal Executive Officer)





__/s/Barry S. Paul____  Assistant Vice President    August 11, 1955
BARRY S. PAUL           (Chief Accounting Officer)