Form 10-Q
period 1995-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1995-11-14
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q


(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1995: Common stock, par value of $25 per share: 80,000 shares outstanding.

Allstate Life Insurance Company of New York
(Registrant)

INDEX


Page
Cover Page

Index

PART I - Financial Information

Item 1.     Financial Statements

            Statements of Financial Position
            September 30, 1995 (Unaudited) and December 31, 1994       1

            Statements of Income (Unaudited)
            Periods Ended September 30, 1995 and September 30, 1994    2

            Statements of Cash Flows (Unaudited)
            Periods Ended September 30, 1995 and September 30, 1994    3

            Notes to Financial Statements                              4


Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations           5


PART II - Other Information

Item 1.     Legal Proceedings                                          8

Item 2.     Change in Securities                                       8

Item 3.     Defaults Upon Senior Securities                            8

Item 4.     Submission of Matters to a Vote of Security Holders        8

Item 5.     Other Information                                          8

Item 6.     Exhibits and Reports on Form 8-K                           8


Signature Page











ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF FINANCIAL POSITION




                                                   September 30,  December 31,
($ in thousands)                              1995                      1994
                                                       (Unaudited)
Assets
    Investments
     Fixed income securities:
      Available for sale, at fair value
         (amortized cost $1,165,988 and $468,518) $1,286,013 $  457,018
      Held to maturity, at amortized cost
          (fair value $0 and $583,000) 601,359
     Mortgage loans                             83,372     86,435
     Policy loans                               22,102     20,500
     Real estate                                    16
     Short-term                                 27,826      7,212

      Total investments                      1,419,329  1,172,524

    Deferred policy acquisition costs           53,166     50,699
    Accrued investment income                   16,810     16,518
    Reinsurance recoverable                      9,524     10,365
    Deferred income taxes                                  17,443
    Cash                                       519          1,763
    Other assets                                 8,816      4,763
    Separate Accounts                          208,430    175,918

      Total assets                          $1,716,594 $1,449,993

Liabilities
    Reserve for life insurance policy benefits         $  755,735        626,316
    Contractholder funds                       488,911    483,812
 Deferred income taxes                          13,434
    Other liabilities and accrued expenses      13,184                    13,304
    Net payable to affiliates                    7,599                     1,402
    Separate Accounts                          208,430    175,918

      Total liabilities                      1,487,293  1,300,752

Shareholder equity
    Common stock, $25 par, 80,000 shares
      authorized, issued and outstanding         2,000      2,000
    Additional capital paid-in                  45,787     45,787
    Unrealized net capital gains (losses)       59,890     (6,891)
    Retained income                            121,624    108,345

      Total shareholder equity                 229,301    149,241

      Total liabilities and shareholder equity         $1,716,594     $1,449,993




See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF INCOME




                                       Three Months Ended   Nine Months Ended
                                          September 30         September 30
($ in thousands)              1995      1994       1995      1994
                                           (Unaudited)          (Unaudited)

Revenues
    Premium income          $23,519   $ 20,038   $100,126  $ 62,223
    Contract charges          5,676      4,534     15,514    13,799
    Investment income, less
      investment expense     26,622     24,404     77,304    72,366
    Realized capital gains
      and losses                324       (679)    (1,809)      518

                                       56,141      48,297   191,135   148,906

Costs and expenses
    Provision for policy
      benefits               43,061     35,464    152,832   110,108
    Policy acquisition
      costs and operating
      expenses                6,099      5,138     18,276    16,767

                                       49,160      40,602   171,108   126,875

Income before income taxes    6,981      7,695     20,027    22,031

Income tax expense            2,397      2,581      6,748     7,495

Net income                  $ 4,584   $  5,114   $ 13,279  $ 14,536




















See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF CASH FLOW

                                                           Nine Months Ended
                                                             September 30
($ in thousands)                               1995             1994
                                                              (Unaudited)

Cash flows from operating activities:
    Net income                              $   13,279 $   14,536
    Adjustments to reconcile net income to net
      cash provided by operating activities:
     Realized capital losses (gains)             1,809        (518)
     Depreciation, amortization and other
      noncash items                            (16,430)        (13,912)
     Increase in reserve for policy benefits
      and contractholder funds                 115,692          74,652
     Increase in deferred policy acquisition
      costs                                     (4,429)         (3,749)
     (Increase) decrease in accrued
      investment income                           (456)            973
     Change in deferred income taxes            (5,078)         (1,714)
     Changes in other operating assets and
      liabilities                                2,799    (24,397)
    Net cash from operating activities         107,186     45,871

Cash flows from investing activities:
    Proceeds from sales
      Fixed income securities available for sale           13,526         23,820
    Investment collections
      Fixed income securities available for sale           20,919         56,320
      Fixed income securities held to maturity              3,067          6,367
      Mortgage loans                             2,890      8,790
    Investment purchases
      Fixed income securities available for sale      (84,910)      (100,154)
      Fixed income securities held to maturity        (32,046)       (41,251)
      Mortgage loans                            (3,074)        (10,119)
      Net change in short-term investments     (20,614)         41,457
      Change in other investments                 (215)         (1,394)
    Net cash from investing activities        (100,457)        (16,164)

Cash flows from financing activities:
    Payments received under investment contracts           32,871         24,522
    Interest credited to investment contracts              14,659         14,431
    Payments on maturity of investment contracts
      and other charges                        (55,503)        (61,664)
    Net cash from financing activities          (7,973)        (22,711)

Net (decrease) increase in cash                 (1,244)          6,996
Cash at beginning of period                      1,763      2,457
Cash at end of period                       $      519 $    9,453




See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS


1.  Financial Statements

        The Statement of Financial Position as of September 30, 1995, the Statements of Income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the Statements of Cash Flow for the nine
-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York 1994 Financial Statements. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        Certain reclassifications have been made to the prior year financial statements to conform to the presentation for the current year.


2.  Investments

        SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", requires the Company to classify its fixed income securities based on the Company's intent with respect to the eventual disposition of the securities. Fixed income securities which may be sold prior to their contractual maturity ("available for sale") are carried at fair value. Fixed income securities which the Company has both the ability and positive intent to hold to maturity ("held to maturity") are carried at amortized cost. During the third quarter of 1995, the Company transferred its held to maturity portfolio, with an amortized cost of $644.0 million at September 30, 1995, to the available for sale portfolio. The fair value of these securities as of September 30, 1995 was $726.8 million, resulting in an increase to shareholders' equity of $36.1 million, after adjustment for deferred income taxes, deferred policy acquisition costs and reserves for life insurance policy benefits. While the Company's investment philosophy has not changed, management chose to transfer these securities to available for sale to maximize the Company's flexibility in responding to changes in market conditions.


3.  Accounting Change

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" on January 1, 1995. SFAS No. 114 defines impaired loans as loans in which it is probable that a creditor will be unable to collect all amounts contractually due under the terms of the loan agreement and requires that impairment be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The adoption of these statements did not have a material impact on results of operations or financial position.
Allstate Life Insurance Company of New
York Management's Discussion and Analysis of Financial Condition and Results of Operations

Three- and Nine-Month Periods Ended September 30, 1995



General

    Allstate Life Insurance Company of New York ("the Company") is a wholly owned subsidiary of Allstate Life Insurance Company ("Allstate Life"). Allstate Life is wholly-owned by Allstate Insurance Company ("Allstate"), a wholly-owned subsidiary of The Allstate Corporation ("the Corporation"). Sears, Roebuck and Co. distributed its 80.3% ownership in the Corporation on June 30, 1995 to Sears common shareholders through a tax-free dividend. As a result of the distribution, Sears no longer has an ownership interest in the Corporation.

    The Company markets insurance products through the established agency facilities of Allstate and through direct marketing. It also markets annuity products through Dean Witter Reynolds, Inc. account executives.


Results of Operations

    Statutory premiums, which include premiums and deposits received for all products, increased $9.9 million or 27.4% for the third quarter of 1995 to $46.0 million from $36.1 million for the same period in 1994. The increase was primarily related to higher sales of structured settlement products. For the first nine months of 1995, statutory premiums increased to $164.7 million from $128.6 million in the prior year. The increase was primarily attributable to higher sales of structured settlement products, partially offset by lower sales
of flexible premium deferred variable annuity contracts.   Premium income and
contract charges, which under generally accepted accounting principles are significantly influenced by the type of products sold, were $29.2 million for the third quarter and $115.6 million for the first nine months, compared to $24.6 million and $76.0 million for the same periods in 1994. The increases were primarily related to the level of structured settlements sold with life contingencies.

    Pre-tax net investment income in the third quarter of 1995 increased 9.0% to $26.6 million, compared to $24.4 million for the same period in 1994. For the first nine months of 1995 pre-tax net investment increased 6.8% to $77.3 million, compared to $72.4 million for the same period in 1994. The increases were primarily related to the 10.1% growth in invested assets, calculated based on amortized cost, as compared to September 30, 1994.

    In the third quarter, the Company experienced after-tax capital gains of $211 thousand compared with after-tax capital losses of $441 thousand in 1994. After-tax net capital losses through September 30, 1995 were $1.2 million as compared with after-tax capital gains of $337 thousand over the nine-month period in 1994. The losses were primarily due to writedowns of commercial mortgages, partially offset by gains on disposition of fixed income securities and sale of a real estate property acquired through foreclosure. Fluctuations in realized capital gains and losses are largely a function of management's view of individual investments and overall market conditions.
    The provision for policy benefits, which under generally accepted accounting
principles is also significantly influenced by the type of products sold, increased $7.6 million to $43.1 million for the third quarter compared to $35.5
million for the same period in 1994.   For the first nine months of 1995, the
provision for policy benefits increased $42.7 million to $152.8 million compared to $110.1 million for the same period in 1994. The increases were primarily related to the level of structured settlements sold with life contingencies.

    Net income decreased $.5 million in the third quarter of 1995 to $4.6 million from $5.1 million in 1994. For the first nine months of 1995, net income decreased $1.2 million to $13.3 million from $14.5 million for the same period in 1994. The decreases were primarily due to higher commercial mortgage loan losses and lower mortality margins.


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

    During the third quarter of 1995, the Company transferred its held to maturity portfolio, with an amortized cost of $644.0 million at September 30, 1995, to the available for sale portfolio. The fair value of these securities as of September 30, 1995 was $726.8 million, resulting in an increase to shareholders' equity of $36.1 million, after adjustment for deferred income taxes, deferred policy acquisition costs and reserves for life insurance policy benefits. While the Company's investment philosophy has not changed, management chose to transfer these securities to available for sale to maximize the Company's flexibility in responding to changes in market conditions.

    Problem fixed income investments include securities in default with respect to principal and/or interest. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal or which causes management to believe these securities may be classified as problem in the future. There were no problem and potential problem fixed income investments as of September 30, 1995, compared to $7.0 million of potential problem fixed income securities at December 31, 1994. The $7.0 million of potential problem fixed income securities at December 31, 1994 was related to a single security which has been removed from the potential problem category due to its improved status.

      The Company defines problem commercial mortgage loans as loans that are in foreclosure, have a principal or interest payment over 60 days past due, or are current but considered in-substance foreclosed. Restructured commercial loans have modified terms and conditions that were not at prevailing market rates or terms at the time of the restructuring. Potential problem commercial mortgage loans are current or less than 60 days delinquent as to contractual principal and interest payments, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal or management believes these loans may be classified as problem or restructured in the future. At September 30, 1995 and December 31, 1994 total problem, restructured and potential problem loans, net of reserves, were $9.4 million and $8.4 million, respectively.

    The majority of the Company's liabilities consist of contractholder funds and reserves for life insurance policy benefits. These reserves increased 12.1% from December 31, 1994 to September 30, 1995 primarily as a result of sales of universal life, structured settlements, and traditional life insurance products.
In addition, Separate Account balances increased 18.5% in the period due to sales of flexible premium deferred variable annuity contracts, transfers from fixed annuities to variable annuities, and favorable investment performance of the Separate Account funds.


Pending Accounting Standards

    In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement requires that impairment loss be measured for those assets as the amount by which the carrying amount of the asset exceeds the asset's fair value. This statement will be adopted in 1996 and is not expected to have a material impact on results of operations or financial position.

    In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which encourages entities to adopt a fair value based method of accounting for compensation cost of employee stock compensation plans. The statement allows an entity to continue the application of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", however pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required. The disclosure requirements of this statement will be adopted in 1996.
Results of operations and financial position will not be affected by the adoption of this statement.

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