Form 10-K
period 1995-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1996-03-29
CIK 839759

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

For fiscal year ended December 31, 1995          Commission file number 33-47245


                  Allstate Life Insurance Company of New York
             (Exact name of registrant as specified in its charter)


         New York                                        36-2608394
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                               One Allstate Drive
                                 P.O. Box 9095
                         Farmingville, New York  11738
               (Address of Principal executive offices)(Zip Code)

                                  516/451-5300
              (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X                     No
                     ------------                  -----------

     As of December 31, 1995 there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
         (A wholly owned subsidiary of Allstate Life Insurance Company)

                      Annual Report for 1995 On Form 10-K

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
PART I

Item 1.     Business**..........................................    3
Item 2.     Properties**........................................    4
Item 3.     Legal Proceedings...................................    4
Item 4.     Submission of Matters to a Vote of Security Holders*  N/A

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters.........................    5
Item 6.     Selected Financial Data*............................  N/A
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................    5
Item 8.     Financial Statements................................    9
Item 9.     Disagreements on Accounting and Financial Disclosure  N/A

PART III

Item 10.    Directors and Executive Officers of the Registrant*.  N/A
Item 11.    Executive Compensation*.............................  N/A
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management*.........................................  N/A
Item 13.    Certain Relationships and Related Transactions*.....  N/A

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K...................................   36

Index to Financial Statement Schedules..........................    9
Signatures......................................................   37

* Omitted pursuant to General Instruction J(2) of Form 10-K.
**Item prepared in accordance with General Instruction J(2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

          Allstate Life Insurance Company of New York (hereinafter "Allstate Life of New York" or the "Company") was incorporated in 1967 as a stock life insurance company under the laws of the State of New York and was known as "Financial Life Insurance Company" from 1967 to 1978. From 1978 to 1984, the Company was known as "PM Life Insurance Company." Since 1984, the Company has done business as "Allstate Life Insurance Company of New York." Allstate Life of New York's products, individual annuities and life insurance, have been approved by the State of New York.

          Allstate Life of New York is a wholly owned subsidiary of Allstate Life Insurance Company ("Allstate Life"), a stock life insurance company incorporated under the laws of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("Allstate"), a stock property-liability insurance company incorporated under the laws of Illinois. With the exception of directors' qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). The Corporation was capitalized in 1993 with the contribution of all of the outstanding common stock of Allstate. Sears, Roebuck and Co. ("Sears") had previously been the direct owner of all the common stock of Allstate. On June 9, 1993 the Corporation completed its initial public offering of 89,500,000 common shares. On June 30, 1995, Sears distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

          Allstate Life of New York's and Allstate Life's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

          Allstate Life of New York is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. There are approximately 2,000 stock, mutual and other types of insurers in business in the United States. A.M. Best Company assigns Allstate Life of New York the rating of A+(g). Under Best's rating policy and procedure, the Company is assigned the Best's rating of its parent company, and is based on the consolidated performance of the parent and its subsidiary. Standard & Poor's Insurance Rating Services assigns an AA+ (Excellent) to the Company's claim paying ability. Moody's Investors Service assigns an Aa3 (Excellent) financial strength rating to the Company. The Company shares the same ratings of its parent, Allstate Life Insurance Company.

          Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed measures which may significantly affect the Company's insurance business relate to the taxation of insurance companies and the tax treatment of insurance products and the removal of barriers preventing banks from engaging in the securities and insurance business.

          Allstate Life of New York is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Allstate Life of New York Separate Accounts through which the Company issues variable annuity contracts.

ITEM 2.  PROPERTIES

          Allstate Life of New York occupies office space at One Allstate Drive, Farmingville, New York 11738.

ITEM 3.  LEGAL PROCEEDINGS

          The Company and its Board of Directors know of no material legal proceedings pending to which the company is a party or which would materially affect the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          All of the Company's outstanding shares are owned by its parent, Allstate Life Insurance Company ("Allstate Life"). Allstate Life's outstanding shares are owned by Allstate Insurance Company ("Allstate"). With the exception of director's qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). The Corporation was capitalized in 1993 with the contribution of all of the outstanding common stock of Allstate. Sears, Roebuck and Co. ("Sears") had previously been the direct owner of all the common stock of Allstate. On June 9, 1993 the Corporation completed its initial public offering of 89,500,000 common shares. On June 30, 1995, Sears distributed its remaining 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The following highlights significant factors influencing results of opera-tions and financial position.

  Allstate Life Insurance Company of New York ("the Company"), which is wholly owned by a wholly-owned subsidiary ("Parent") of Allstate Insurance Company ("Allstate"), markets life insurance and group and individual annuities in the state of New York, with products consisting predominately of structured set-tlement annuities sold through independent brokers. The Company also utilizes Allstate agencies and direct marketing to distribute its traditional and uni-versal life and accident and disability insurance products. Additionally, flexible premium deferred variable annuity contracts and certain single and flexible premium annuities are marketed to individuals through the account ex-ecutives of Dean Witter Reynolds, Inc.

RESULTS OF OPERATIONS

                                                  1995        1994       1993
                                               ----------  ---------- ----------
                                                       ($ IN THOUSANDS)
Statutory premiums and deposits..............  $  216,361  $  153,000 $  226,993
                                               ==========  ========== ==========
Invested assets (1)..........................   1,335,854   1,184,024  1,148,709
Separate Account assets (2)..................     220,141     175,918    145,866
                                               ----------  ---------- ----------
Invested assets, including Separate Account
 assets......................................   1,555,995   1,359,942  1,294,575
                                               ==========  ========== ==========
Premium income and contract charges..........     148,316      88,560    126,913
Net investment income........................     104,384      96,911     95,956
Policy benefits..............................     198,055     137,434    175,676
Operating expenses...........................      23,366      20,205     31,894
Early retirement program.....................                   1,210
                                               ----------  ---------- ----------
Income from operations.......................      31,279      26,622     15,299
Income tax on operations.....................      10,557       8,907      5,110
                                               ----------  ---------- ----------
Net operating income.........................      20,722      17,715     10,189
Realized capital gains and losses, after tax.      (1,200)        506      2,974
                                               ----------  ---------- ----------
Net income...................................  $   19,522  $   18,221 $   13,163
                                               ==========  ========== ==========

(1) Fixed income securities included in invested assets are carried at amortized cost in the table above and at fair value in the statements of financial position.
(2) Separate Accounts are included at fair value.

STATUTORY PREMIUMS AND DEPOSITS

  Statutory premiums, which include premiums and deposits for all products, increased $63.4 million or 41.4% in 1995 from 1994. The increase is primarily due to growth in sales of individual annuities, which comprised 77.3% of statutory premiums and deposits in 1995. Increased sales of structured settlement annuities in 1995 were partially offset by a decrease in the sales of variable annuities. In 1994, statutory premiums decreased 32.6% from 1993 levels. The decrease was due primarily to lower sales of structured settlement annuities.

PREMIUM INCOME, CONTRACT CHARGES AND PROVISION FOR POLICY BENEFITS

  Premium income and contract charges under generally accepted accounting principles ("GAAP") increased 67.5% in 1995 and decreased 30.2% in 1994. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. The changes in premium and contract charges in 1995 and 1994 reflect fluctuations primarily in the level of sales of structured settlement annuities sold with life contingencies. Policy benefits increased $60.6 million, or 44.1% during 1995, and decreased $38.2 million or 21.8% in 1994. These changes also reflect fluctuations primarily in the level of sales of structured settlement annuities with life contingencies.

NET INVESTMENT INCOME

  Pre-tax net investment income increased 7.7% in 1995 and was essentially unchanged in 1994. The increase in 1995 was related to the 12.8% or $151.8 million increase in invested assets resulting primarily from growth in new business, partially offset by surrenders and other benefits paid.

OPERATING EXPENSES

  Operating expenses increased by $2.0 million, or 9.1%, resulting from an increase in amortization of deferred acquisition costs, partially offset by the costs of an early retirement program recorded in 1994. The decrease of $10.5 million, or 32.9%, in 1994 operating expense is attributable to a decrease in amortization of deferred acquisition costs, which were higher in 1993 as a result of annuity contract surrenders.

  In 1994, an after tax charge of $0.8 million related to the cost of an early retirement program offered to certain home office employees was recorded. The program provides one year of salary continuation and related benefits during the salary continuation period, and an enhanced retirement benefit.

NET OPERATING INCOME

  Net operating income increased 17.0% in 1995 from 1994, which in turn increased 73.9% from 1993. The increase in net operating income in 1995 was primarily due to higher margins and growth in revenues. The increase in 1994 over 1993 was primarily due to a decrease in operating expenses.

REALIZED CAPITAL GAINS AND LOSSES

  Net realized capital losses were reported in 1995 as compared to net realized capital gains in 1994. Capital losses in 1995 were realized primarily from writedowns of mortgage loans, partially offset by gains on sales of fixed income securities. Realized capital gains in 1994 decreased from gains realized in 1993. While the Company experienced lower asset writedowns in 1994, realized capital gains from sales of securities and bond calls were also significantly lower than the prior year. Realized capital gains in 1993 included the effect of sales related to repositioning a portion of the investment portfolio to improve the matching of assets with related liabilities.

FINANCIAL POSITION

INVESTMENTS

  The Company follows an investment strategy that combines the goals of safety, stability, liquidity, growth and total return. It seeks to balance preservation of principal with after-tax yield while maintaining portfolio diversification. The composition of the portfolio is the result of various interrelated investment considerations including protection of principal, appreciation potential, tax consequences, and yield, as well as asset/liability management issues such as cash flow and duration matching. To achieve an economic balance between assets and liabilities, the investment portfolios are segmented by type of insurance product.

  The composition of the investment portfolio at December 31, 1995 is pre-sented in the table below (see Notes 2 and 6 to the financial statements for investment accounting policies and additional information).

                                                                        PERCENT
($ IN THOUSANDS)                                                        TO TOTAL
Fixed income securities
 Privately placed corporate bonds..........................  $  466,208   30.2%
 U.S. government and agencies..............................     435,555   28.3
 Publicly traded corporate bonds...........................     258,829   16.8
 Mortgage-backed securities................................     225,560   14.6
 State and municipal.......................................      38,741    2.5
                                                             ----------  -----
 Total fixed income securities.............................  $1,424,893   92.4
Mortgage loans.............................................      86,394    5.6
Policy loans...............................................      22,785    1.5
Short-term and other.......................................       7,257     .5
                                                             ----------  -----
Total......................................................  $1,541,329  100.0%
                                                             ==========  =====

FIXED INCOME SECURITIES

  The Company generally holds its fixed income securities for the long term, but has classified all of these securities at December 31, 1995, as "available for sale" which are carried in the statement of financial position at fair value, to allow maximum flexibility in portfolio management. At December 31, 1995, net unrealized capital gains on the fixed income securities portfolio totaled $205.5 million compared to an unrealized capital loss of $11.5 million as of December 31, 1994. The significant change in the unrealized gain/loss position is primarily attributable to declining interest rates.

  As of December 31, 1995, the fixed income securities portfolio included $466.2 million or 30.2% of the portfolio invested in privately placed corporate obligations, stated at fair value. Compared to public securities, private placements generally afford the advantages of higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk, and losses resulting from fluctuations in interest rates. The relative disadvan-tages of private placements include the fact that the securities are generally less liquid than public securities and that access to information regarding privately placed securities is generally more restricted than for public secu-rities. The Company determines the fair value of privately placed fixed income securities based on discounted cash flows using current interest rates for sim-ilar securities.

  At December 31, 1995 the Company had $225.6 million or 14.6% of the portfo-lio invested in mortgage-backed securities ("MBS"). These securities provide higher-than-average credit quality and liquidity. The Company mitigates credit risk primarily by purchasing securities with underlying collateral that is guaranteed by U.S. government entities.

  MBS are subject to risks associated with repayment of principal, which may result in the securities having a different actual maturity and yield than an-ticipated at the time of purchase. Securities that have an amortized cost greater than par value, will incur a decrease in yield if mortgages repay faster than expected. Those securities that have an amortized cost lower than par value generate an increase in yield if mortgages repay faster than expected. The degree to which a security is susceptible to changes in yield is influenced by the difference between its amortized cost and par value, the rel-ative sensitivity to repayment of the underlying mortgages backing the securities in a changing interest rate environment, and the repayment priority of the securities in the overall securitization structure. The Company attempts to limit repayment risk by purchasing MBS whose cost does not significantly exceed par value, and with repayment protection to provide a more certain cash flow to the Company. At December 31, 1995, the amortized cost of the MBS portfolio was below par value by $8.1 million.

  The Company closely monitors its fixed income portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt. The total pretax provisions for losses attributable to fixed income securities for 1995, 1994 and 1993 were $2.4, $0.6 and $1.2 million, respectively.

  The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities as securities in default with respect to prin-cipal and/or interest and/or securities issued by companies that went into bankruptcy subsequent to acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious doubts re-garding the borrower's ability to pay future interest and principal, which causes management to believe these securities may be classified as problem or restructured in the future.

  There were no problem and potential problem fixed income investments as of December 31, 1995, compared to $7.0 million of potential problem fixed income securities at December 31, 1994. The $7.0 million of potential problem fixed income securities at December 31, 1994 related to a single security and has been removed from the potential problem category due to its improved status.

FINANCIAL FUTURES CONTRACTS

  As part of its asset/liability management, the Company generally utilizes futures contracts to hedge its interest rate risk related to anticipatory investment purchases as well as to enhance asset/liability management. The Company does not hold or issue these instruments for trading purposes. At December 31, 1995, the Company had $22.9 million in notional amount of futures contracts outstanding, all of which mature within one year.

MORTGAGE LOANS

  The Company's $86.4 million investment in mortgage loans at December 31, 1995 is comprised primarily of loans secured by first mortgages on developed, commercial real estate. Geographical and property type diversification are key considerations used to manage the Company's mortgage loan risk.

  The Company closely monitors its commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan's balance, as well as loans with other characteristics indicative of a higher than normal credit risk, are reviewed by financial and investment man-agement for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon discounted property cash flow projections, which are up-dated at least annually or as conditions change. The total pretax provisions for loan losses were $2.2, $0.7 and $1.2 million, during 1995, 1994 and 1993, respectively.

  The Company defines problem commercial mortgage loans as loans that are in foreclosure, loans for which a principal or interest payment is over 60 days past due, or are current with respect to interest payments, but considered in-substance foreclosed. Restructured commercial loans have modified terms and conditions that were not at prevailing market rates or terms at the time of the restructuring. Potential problem commercial mortgage loans are current with respect to interest payments, or less than 60 days delinquent as to con-tractual principal and interest payments, but because of other facts and cir-cumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal which causes management to believe these loans may be classified as problem or restructured in the future.

  At December 31, 1995 and December 31, 1994 total problem, restructured and potential problem loans, net of valuation allowances, were $9.6 million and $8.4 million, respectively. The net carrying value of impaired loans (see Note 6 of the financial statements) at December 31, 1995 was $9.6 million. All problem, restructured and potential problem loans were considered to be im-paired at December 31, 1995.

SEPARATE ACCOUNTS

  Separate Account balances increased 25.1% from $175.9 million at December 31, 1994 to $220.1 million at December 31, 1995 due to sales of flexible premium deferred variable annuity contracts, transfers from fixed annuities to variable annuities and favorable investment performance of the Separate Accounts, partially offset by surrenders.

RESERVE FOR LIFE INSURANCE POLICY BENEFITS

  The reserve for life insurance policy benefits increased 33.4% to $838.7 million at December 31, 1995, resulting primarily from the sales of structured settlement annuities with life contingencies.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal source of funds consists primarily of premiums and annuity deposits and collections of principal and income from the investment portfolio. The Company generates substantial positive cash flows from operating activities. The major use of these funds are policyholder claims and benefits, contract maturities, surrenders and other operating costs.

FINANCIAL RATINGS AND STRENGTH

  Liquidity for life insurance companies is measured by their ability to pay contractual benefits, pay operating expenses and fund investment commitments. Independent insurance industry rating organizations rate life insurance companies based on their overall performance and ability to meet their policyholder obligations over a long period of time. Such ratings are directed toward the protection of policyholders, not investors. Claims-paying ability ratings at December 31, 1995 assigned to the Company include AA+ and A+(g) from Standard & Poor's and A.M. Best, respectively. In addition, Moody's assigned the Company an Aa3 financial stability rating at December 31, 1995.

  The National Association of Insurance Commissioners ("NAIC") has a standard for assessing the solvency of insurance companies, which is referred to as "risk-based capital" ("RBC"). The requirement consists of a formula for deter-mining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance risk, busi-ness risk, asset risk and interest rate risk. At December 31, 1995, RBC for the Company was significantly above levels which would require regulatory ac-tion.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             Financial Statements

                                     Index
                                     -----

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 10

Financial Statements:


             Statements of Financial Position,
                     December 31, 1995 and 1994                              11

             Statements of Operations for the Years Ended
                     December 31, 1995, 1994 and 1993                        12

             Statements of Shareholder's Equity for the Years Ended
                     December 31, 1995, 1994 and 1993                        13

             Statements of Cash Flows for the Years Ended
                     December 31, 1995, 1994 and 1993                        14

             Notes to Financial Statements                                   15

             Schedule IV - Reinsurance for the Years Ended
                     December 31, 1995, 1994 and 1993                        34

             Schedule V - Valuation and Qualifying Accounts
                     December 31, 1995, 1994 and 1993                        35


INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK:

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York as of December 31, 1995 and 1994, and the related Statements of Operations, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1995. Our audits also included Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company of New York as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion,
Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the financial statements, in 1993 the Company changed its method of accounting for investments in fixed income securities.

/s/ DELOITTE & TOUCHE LLP


Chicago, Illinois
March 1, 1996

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                        STATEMENTS OF FINANCIAL POSITION

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1995       1994
                                                         ---------- ----------
                                                           ($ IN THOUSANDS)
ASSETS
  Investments
    Fixed income securities
      Available for sale, at fair value (amortized cost
       $1,219,418 and $468,518)......................... $1,424,893 $  457,018
      Held to maturity, at amortized cost (fair value
       $583,000)........................................               601,359
    Mortgage loans......................................     86,394     86,435
    Policy loans........................................     22,785     20,500
    Short-term..........................................      7,257      7,212
                                                         ---------- ----------
        Total investments...............................  1,541,329  1,172,524
  Deferred acquisition costs............................     53,944     50,699
  Accrued investment income.............................     18,828     16,518
  Reinsurance recoverable...............................      3,331     10,365
  Deferred income taxes.................................                17,443
  Cash..................................................      1,472      1,763
  Other assets..........................................      3,924      4,763
  Separate Accounts.....................................    220,141    175,918
                                                         ---------- ----------
        Total assets.................................... $1,842,969 $1,449,993
                                                         ========== ==========
LIABILITIES
  Reserve for life insurance policy benefits............ $  838,739 $  626,316
  Contractholder funds..................................    499,548    483,812
  Deferred income taxes.................................     23,659
  Other liabilities and accrued expenses................      8,950     13,304
  Net payable to affiliates.............................      1,865      1,402
  Separate Accounts.....................................    220,141    175,918
                                                         ---------- ----------
        Total liabilities...............................  1,592,902  1,300,752
                                                         ---------- ----------
SHAREHOLDER'S EQUITY
  Common stock, $25 par value, 80,000 shares authorized,
   issued and outstanding...............................      2,000      2,000
  Additional capital paid-in............................     45,787     45,787
  Unrealized net capital gains (losses).................     74,413     (6,891)
  Retained income.......................................    127,867    108,345
                                                         ---------- ----------
        Total shareholder's equity......................    250,067    149,241
                                                         ---------- ----------
        Total liabilities and shareholder's equity...... $1,842,969 $1,449,993
                                                         ========== ==========

                       See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                            STATEMENTS OF OPERATIONS

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1995      1994     1993
                                                    --------  -------- --------
                                                         ($ IN THOUSANDS)
Revenues
  Premium income (net of reinsurance ceded of
   $2,147, $2,198 and $4,929)...................... $126,713  $ 70,070 $110,051
  Contract charges.................................   21,603    18,490   16,862
  Net investment income............................  104,384    96,911   95,956
  Realized capital (losses) gains..................   (1,846)      778    4,576
                                                    --------  -------- --------
                                                     250,854   186,249  227,445
                                                    --------  -------- --------
Costs and expenses
  Provision for policy benefits (net of reinsurance
   recoveries of $1,581, $1,860 and $1,773)........  198,055   137,434  175,676
  Amortization of deferred acquisition costs ......    5,502     3,875   10,319
  Operating costs and expenses.....................   17,864    16,330   21,575
  Early retirement program.........................              1,210
                                                    --------  -------- --------
                                                     221,421   158,849  207,570
                                                    --------  -------- --------
Income before income taxes.........................   29,433    27,400   19,875
Income tax expense.................................    9,911     9,179    6,712
                                                    --------  -------- --------
Net income......................................... $ 19,522  $ 18,221 $ 13,163
                                                    ========  ======== ========



                       See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                  UNREALIZED
                                                     NET
                                       ADDITIONAL  CAPITAL
                               COMMON   CAPITAL      GAINS   RETAINED
                                STOCK   PAID-IN    (LOSSES)   INCOME   TOTAL
                               ------- ---------- ---------- -------- --------
                                              ($ IN THOUSANDS)
Balance, December 31, 1992.... $ 2,000  $45,787        --    $ 76,961 $124,748
  Net income..................                                 13,163   13,163
  Change in unrealized net
   capital gains and losses...                     $25,391              25,391
                               -------  -------    -------   -------- --------
Balance, December 31, 1993....   2,000   45,787     25,391     90,124  163,302
  Net income..................                                 18,221   18,221
  Change in unrealized net
   capital gains and losses...                     (32,282)            (32,282)
                               -------  -------    -------   -------- --------
Balance, December 31, 1994....   2,000   45,787     (6,891)   108,345  149,241
  Net income..................                                 19,522   19,522
  Change in unrealized net
   capital gains and losses...                      81,304              81,304
                               -------  -------    -------   -------- --------
Balance, December 31, 1995.... $ 2,000  $45,787    $74,413   $127,867 $250,067
                               =======  =======    =======   ======== ========



                       See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                            STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1995      1994       1993
                                                --------  ---------  ---------
                                                      ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................... $ 19,522  $  18,221  $  13,163
  Adjustments to reconcile net income to net
   cash from operating activities:
    Realized capital losses (gains)............    1,846       (778)    (4,576)
    Depreciation, amortization and other non-
     cash items................................  (22,348)   (18,969)   (14,618)
    Interest credited to contractholder funds..   26,924     27,233     26,476
    Increase in reserve for policy benefits and
     contractholder funds......................  103,513     55,233    101,348
    Increase in deferred acquisition costs.....   (5,537)    (6,850)    (2,396)
    Increase in accrued investment income......   (2,497)      (102)      (114)
    Change in deferred income taxes............   (2,674)    (5,993)     7,564
    Changes in other operating assets and lia-
     bilities..................................    3,894    (18,082)    (3,609)
                                                --------  ---------  ---------
      Net cash from operating activities.......  122,643     49,913    123,238
                                                --------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales
    Fixed income securities available for sale.   13,526     49,903
    Fixed income securities....................                         46,496
  Investment collections
    Fixed income securities available for sale.   30,871     54,796
    Fixed income securities held to maturity...    3,067     17,186
    Fixed income securities....................                        153,518
    Mortgage loans.............................    6,499      9,744      2,382
  Investment purchases
    Fixed income securities available for sale. (142,205)  (137,684)
    Fixed income securities held to maturity...  (32,046)   (38,709)
    Fixed income securities....................                       (282,979)
    Mortgage loans.............................   (9,864)   (10,132)   (15,642)
  Change in short-term investments, net........      (45)    41,528      4,254
  Change in policy loans, net..................     (859)    (2,133)        84
                                                --------  ---------  ---------
      Net cash from investing activities....... (131,056)   (15,501)   (91,887)
                                                --------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contractholder fund deposits.................   76,534     57,468     84,024
  Contractholder fund withdrawals..............  (68,412)   (92,574)  (115,698)
                                                --------  ---------  ---------
      Net cash from financing activities.......    8,122    (35,106)   (31,674)
                                                --------  ---------  ---------
Net decrease in cash...........................     (291)      (694)      (323)
Cash at beginning of year......................    1,763      2,457      2,780
                                                --------  ---------  ---------
Cash at end of year............................ $  1,472  $   1,763  $   2,457
                                                ========  =========  =========


                       See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                         NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)
1. ORGANIZATION AND NATURE OF OPERATIONS

  Allstate Life Insurance Company of New York (the "Company") is wholly owned by a wholly-owned subsidiary ("Parent") of Allstate Insurance Company ("Allstate"), a wholly-owned subsidiary of The Allstate Corporation (the "Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend (the "Distribution").

  The Company markets life insurance and group and individual annuities in the state of New York, with products consisting predominately of structured settlement annuities sold through independent brokers. The Company also utilizes Allstate agencies and direct marketing to distribute its traditional and universal life and accident and disability insurance products. Additionally, flexible premium deferred variable annuity contracts and certain single and flexible premium annuities are marketed to individuals through the account executives of Dean Witter Reynolds, Inc. ("Dean Witter") (Note 4).

  The Company utilizes various modeling techniques in managing the relationship between assets and liabilities. Structured settlement annuity contracts issued by the Company are long-term in nature and involve fixed guarantees relating to the amount and timing of benefit payments. In addition, single and flexible premium annuity contracts issued by the Company are subject to discretionary withdrawal or surrender by the contractholder, subject to applicable surrender charges. The fixed income securities supporting these obligations have been selected to meet the anticipated cash flow requirements of the related liabilities; however, in a low interest rate environment, funds from maturing investments, particularly those supporting long-term structured settlement annuity obligations, may be reinvested at substantially lower interest rates than those which prevailed when the funds were previously invested. The Company employs strategies to minimize exposure to interest rate risk and to maintain investments which are sufficiently liquid to meet obligations to contractholders in various interest rate scenarios.

  The Company monitors economic and regulatory developments which have the potential to impact its business. Currently, there is proposed legislation which would permit banks greater participation in securities businesses, which could eventually present an increased level of competition for sales of the Company's annuity contracts. Furthermore, the federal government may enact changes which could possibly eliminate the tax-advantaged nature of annuities or eliminate consumers' need for tax deferral, thereby reducing the incentive for customers to purchase the Company's products. While it is not possible to predict the outcome of such issues with certainty, management evaluates the likelihood of various outcomes and develops strategies, as appropriate, to respond to such challenges.

  To conform with the 1995 presentation, certain items in the prior year's financial statements and notes have been reclassified.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 LIFE INSURANCE ACCOUNTING

  The Company writes traditional life, accident and disability insurance. The Company also writes long-duration insurance contracts with terms that are not fixed and guaranteed, including single premium life

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
insurance contracts, which are considered universal life-type contracts. The Company also sells long-duration contracts that do not involve significant risk of policyholder mortality or morbidity (principally single and flexible premium fixed and variable annuities and structured settlement annuities when sold without life contingencies), which are considered investment contracts. Limited payment contracts (policies with premiums paid over a period shorter than the contract period) primarily consist of group annuities and structured settlement annuities, when sold with life contingencies.

  Premiums for traditional life insurance are recognized as revenue when due. Accident and disability premiums are earned on a pro rata basis over the policy period. Revenues on universal life-type contracts are comprised of contract charges and fees and are recognized when assessed against the policyholder account balance. Revenues on investment contracts include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balances. Gross premiums in excess of the net premium on limited payment contracts are deferred and recognized over the contract period.

  The reserve for life insurance policy benefits, which relates to traditional life, group annuities and structured settlement annuities with life contingencies, and accident and disability insurance, is computed on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as plan, year of issue and policy duration. Reserve interest rates ranged from 6.2% to 9.5% during 1995. To the extent that unrealized gains on available for sale securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves is recorded as a reduction of the unrealized gains included in shareholder's equity.

  Contractholder funds arise from the issuance of individual contracts that include an investment component, including most annuities and universal life-type contracts. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest accrued to the benefit of the contractholder less withdrawals, mortality charges, and administrative expenses. Credited interest rates on contractholder funds ranged from 3.0% to 6.8% for those contracts with fixed interest rates and from 3.6% to 8.5% for those with flexible rates during 1995.

  Certain costs of acquiring insurance business, principally agents' compensation, premium taxes, certain underwriting costs and direct mail solicitation expenses, are deferred and amortized to income. For traditional life, limited payment contracts and accident and disability, these costs are amortized in proportion to the estimated revenues on such business. For universal life-type and investment contracts, the costs are amortized in relation to the present value of estimated gross profits on such business. Changes in the amount or timing of estimated gross profits will result in adjustments in the cumulative amortization of these costs. To the extent that unrealized gains or losses on fixed income securities carried at fair value would result in

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
an adjustment of deferred acquisition costs had those gains or losses actually been realized, the related unamortized deferred acquisition costs are recorded as a reduction of the unrealized gains or losses included in shareholder's equity.

 SEPARATE ACCOUNTS

  The Company issues flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as assets and liabilities of the Separate Accounts. Assets and liabilities of the Separate Accounts represent funds of Allstate Life of New York Variable Annuity Account and Allstate Life of New York Variable Annuity Account II ("Separate Accounts"), unit investment trusts registered with the Securities and Exchange Commission. The assets and liabilities of the Separate Accounts are carried at fair value. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and, therefore, are not included in the accompanying statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administration fees and mortality and expense risk charges.

 INVESTMENTS

  Fixed income securities include bonds and mortgage-backed securities. Fixed income securities which may be sold prior to their contractual maturity ("available for sale") are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, certain deferred acquisition costs and reserves for life insurance policy benefits, is reflected as a component of shareholder's equity. Fixed income securities which the Company has both the ability and positive intent to hold to maturity ("held to maturity") are carried at amortized cost. Provisions are made to write down the value of fixed income securities for declines in value that are other than temporary. Such writedowns are included in realized capital gains and losses.

  Mortgage loans are carried at outstanding principal balance, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows, discounted at the loan's original effective interest rate. Valuation allowances on loans not considered to be impaired are established based on consideration of the underlying collateral, borrower financial strength, current and future market conditions and other factors. While the Company believes its mortgage loans were carried at appropriate levels at December 31, 1995, further allowances may be required if market conditions or other circumstances surrounding the loans change.

  Short-term investments are carried at cost which approximates fair value. Policy loans are carried at the unpaid principal balances.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
  Investment income consists primarily of interest, which is recognized on an accrual basis. Interest income on mortgage-backed securities is determined on the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

 DERIVATIVE FINANCIAL INSTRUMENTS

  The Company designates financial futures contracts as hedges of fixed income securities and anticipated transactions when certain criteria are met. These criteria require financial futures contracts to reduce the interest rate risk associated with designated assets or anticipated transactions. In addition, at the inception of the hedge and throughout the hedge period, high correlation between changes in the market value of the financial future contract and the fair value of, or interest income or expense associated with, the hedged item must exist. The Company only hedges those anticipated transactions that are probable of occurrence and whose significant terms and expected characteristics can be identified.

  When the hedged item is an existing asset, gains and losses on financial futures contracts are deferred as an adjustment to the amortized cost basis of the hedged item and are reported net of tax in shareholder's equity.

  When the hedged item is an anticipated transaction, gains and losses on financial futures contracts are deferred as other liabilities and accrued expenses. Once the anticipated transaction occurs, the deferred gains or losses are considered part of the amortized cost basis of the hedged asset. Accordingly, they are recognized in net investment income over the life of the hedged asset or are included in the recognition of gain or loss from disposition of that asset.

  Initial margin deposits are reported in short-term investments. Fees and commissions on financial futures contracts are deferred as an adjustment to the amortized cost basis of the hedged item.

  If, subsequent to entering into a hedge transaction, the financial futures contract becomes ineffective (including if the hedged item is sold or otherwise extinguished), the Company terminates the contract position. Gains and losses on these terminations are reported in realized capital gains (losses) in the period they occur. The Company may also terminate financial futures contracts as a result of other events or circumstances. Gains and losses on these terminations are reported in shareholder's equity, consistent with the accounting for the hedged item.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

  Commitments to extend mortgage loans have only off-balance-sheet risk because their contractual amounts are not recorded in the Company's statements of financial position.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

 REINSURANCE

  Certain premiums and policy benefits are ceded and reflected net of such cessions in the statements of operations. Reinsurance recoverable and the related reserves for policy benefits are reported separately in the statements of financial position. Reinsurance ceded arrangements do not discharge the Company as the primary insurer.

 INCOME TAXES

  The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax rates. The principal assets and liabilities giving rise to such differences are insurance reserves and deferred policy acquisition costs. Deferred income taxes also arise from unrealized capital gains or losses on fixed income securities carried at fair value.

 USE OF ESTIMATES

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. ACCOUNTING CHANGES

  Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 defines impaired loans as loans in which it is probable that a creditor will be unable to collect all amounts contractually due under the terms of a loan agreement and requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The adoption of these statements did not have a material impact on net income or financial position.

  Effective December 31, 1993, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that investments classified as available for sale be carried at fair value. Previously, fixed income securities classified as available for sale were carried at the lower of amortized cost or fair value, determined in the aggregate. Unrealized holding gains and losses are reflected as a separate component of shareholder's equity, net of deferred income taxes, certain life deferred acquisition costs and reserves for life insurance policy benefits. The net effect of adoption of this statement increased shareholder's equity at December 31, 1993 by $25,391 and did not have a material impact on net income.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

4. RELATED PARTY TRANSACTIONS

 REINSURANCE

  The Company cedes business to the Parent under reinsurance treaties. Premiums and policy benefits ceded totaled $1,259 and $278 in 1995, $1,181 and $1,877 in 1994, and $4,109 and $1,288 in 1993. Included in the reinsurance recoverable at December 31, 1995 and 1994 are amounts due from the Parent of $1,212 and $1,120, respectively.

 STRUCTURED SETTLEMENT ANNUITIES

  Allstate, through an affiliate, purchased $11,243, $7,568 and $24,778 of structured settlement annuities from the Company in 1995, 1994 and 1993, respectively. Included in premium income are $4,164, $1,221 and $7,170, for 1995, 1994 and 1993, respectively, for the amounts related to structured settlement annuities with life contingencies. Additionally, the provision for policy benefits was increased by approximately 94% of such premium received in each of these years.

 BUSINESS OPERATIONS

  The Company utilizes services and business facilities owned or leased, and operated by Allstate in conducting its business activities. The Company reimburses Allstate for the operating expenses incurred by Allstate on its behalf. The cost to the Company is determined by various allocation methods and is primarily related to the level of the services provided. Expenses allocated to the Company were $21,288, $17,320 and $16,313 in 1995, 1994 and 1993, respectively. A portion of these expenses related to the acquisition of insurance business is deferred and amortized over the policy period.

 DEAN WITTER

  Dean Witter is the primary distributor of the Company's single and flexible premium annuities. Dean Witter is also the distributor of flexible premium deferred variable annuity contracts and the investment manager for the Dean Witter Variable Investment Series, the fund in which the assets of the Separate Accounts are invested. Additionally, Dean Witter loans funds to an affiliate of the Parent under the terms of a strategic alliance.

5. INCOME TAXES

  A consolidated federal income tax return will be filed by the Parent and its life insurance subsidiaries, including the Company. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective subsidiaries, whether or not such benefits generated by the subsidiaries would be available on a separate return basis. The Corporation and its domestic subsidiaries, including the Company, (the "Allstate Group"), will be eligible to file a consolidated tax return beginning in the year 2000.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

  Prior to the Distribution, the Allstate Group joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Tax Sharing Agreement"). As a member of the Sears Tax Group, the Corporation was jointly and severally liable for the consolidated income tax liability of the Sears Tax Group. Under the Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Allstate Group in the consolidated federal income tax return. Effectively, this resulted in the Company's annual income tax provision being computed as if the Company filed a separate return, except that items such as net operating losses, capital losses, or similar items, which might not be immediately recognizable in a separate return, were allocated according to the Tax Sharing Agreement and reflected in the Company's provision to the extent that such items reduced the Sears Tax Group's federal tax liability.

  The Allstate group and Sears Group have entered into an agreement which governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Distribution ("Consolidated Tax Years"). The agreement provides that all Consolidated Tax Years will continue to be governed by the Tax Sharing Agreement with respect to the Company's federal income tax liability and taxes payable to or recoverable from the Sears Group.

  The components of the deferred income tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                                               1995      1994
                                                             --------  --------
Deferred assets
  Reserve for policy benefits............................... $ 25,562  $ 21,447
  Difference in tax bases of investments....................    1,536     1,708
  Loss on disposal of discontinued operations...............      376       378
  Reserve for postretirement benefits.......................      496       446
  Unrealized loss on fixed income securities................              3,711
  Other assets..............................................    1,701     2,402
                                                             --------  --------
    Total deferred assets...................................   29,671    30,092
                                                             --------  --------
Deferred liabilities
  Unrealized gain on fixed income securities................  (40,069)
  Policy acquisition costs..................................  (12,655)  (12,116)
  Prepaid commission expense................................     (578)     (520)
  Other liabilities.........................................      (28)      (13)
                                                             --------  --------
    Total deferred liabilities..............................  (53,330)  (12,649)
                                                             --------  --------
    Net deferred (liability) asset.......................... $(23,659) $ 17,443
                                                             ========  ========

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
  The Company has not established a valuation reserve as it is more likely than not that the Company will produce sufficient taxable income in the future to realize the deferred tax asset.

  The components of income tax expense are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
Current.............................................. $12,589  $15,172  $12,821
Deferred.............................................  (2,678)  (5,993)  (6,109)
                                                      -------  -------  -------
  Income tax expense................................. $ 9,911  $ 9,179  $ 6,712
                                                      =======  =======  =======

  The Company paid income taxes of $11,000, $27,682 and $13,079 in 1995, 1994 and 1993, respectively to the Parent under the Tax Sharing Agreement. Additionally, the Company had income taxes payable to the Parent of $1,729 and $141 at December 31, 1995 and 1994, respectively.

  Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1995 of approximately $389 will result in taxes payable of $136 if distributed to the Company's shareholder. The Company has no plan to distribute amounts from the policyholder surplus account, and no further additions to the account are allowed by the Tax Reform Act of 1984.

6. INVESTMENTS

  In 1995, the Company transferred its held to maturity fixed income securities portfolio, with an amortized cost of $644,005 to the available for sale fixed income portfolio. The fair value of these fixed income securities was $726,820, resulting in an increase to shareholder's equity of $82,815 after adjustment for deferred income taxes, certain deferred acquisition costs and reserves for life insurance policy benefits. While the Company's investment philosophy has not changed, management chose to transfer these fixed income securities to available for sale to maximize the Company's flexibility in responding to changes in market conditions.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

 FAIR VALUES

  The amortized cost, fair value and gross unrealized gains and losses for fixed income securities are as follows:

                                                    GROSS UNREALIZED
                                         AMORTIZED  ----------------    FAIR
DECEMBER 31, 1995                           COST     GAINS   LOSSES    VALUE
-----------------                        ---------- -------- ------- ----------
Available for sale
U.S. government and agencies............ $  336,331 $ 99,750 $   526 $  435,555
State and municipal.....................     36,002    2,831      92     38,741
Corporate...............................    633,731   92,073     767    725,037
Mortgage-backed securities.............. $  213,354   12,370     164    225,560
                                         ---------- -------- ------- ----------
  Total available for sale.............. $1,219,418 $207,024 $ 1,549 $1,424,893
                                         ========== ======== ======= ==========
                                                    GROSS UNREALIZED
                                         AMORTIZED  ----------------    FAIR
DECEMBER 31, 1994                           COST     GAINS   LOSSES    VALUE
-----------------                        ---------- -------- ------- ----------
Available for sale
U.S. government and agencies............ $   28,621 $    299 $   825 $   28,095
State and municipal.....................     33,939      303   1,024     33,218
Corporate...............................    221,740    3,871   6,748    218,863
Mortgage-backed securities..............    184,218    1,188   8,564    176,842
                                         ---------- -------- ------- ----------
  Total available for sale.............. $  468,518 $  5,661 $17,161 $  457,018
                                         ========== ======== ======= ==========
Held to maturity
U.S. government and agencies............ $  267,521 $  5,203 $24,723 $  248,001
Corporate...............................    328,194    8,462   7,377    329,279
Mortgage-backed securities..............      5,644       92      16      5,720
                                         ---------- -------- ------- ----------
  Total held to maturity................ $  601,359 $ 13,757 $32,116 $  583,000
                                         ========== ======== ======= ==========

 SCHEDULED MATURITIES

  The scheduled maturities for fixed income securities at December 31, 1995 are as follows:

                                                      AMORTIZED COST FAIR VALUE
                                                      -------------- ----------
Due in one year or less..............................   $   21,352   $   21,841
Due after one year through five years................       78,391       83,922
Due after five years through ten years...............      165,998      182,739
Due after ten years..................................      740,323      910,831
                                                        ----------   ----------
                                                         1,006,064    1,199,333
  Mortgage-backed securities.........................      213,354      225,560
                                                        ----------   ----------
    Total............................................   $1,219,418   $1,424,893
                                                        ==========   ==========

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

 UNREALIZED NET CAPITAL GAINS AND LOSSES

  Unrealized net capital gains and losses on fixed income securities available for sale included in shareholder's equity at December 31, 1995 are as follows:

                                           AMORTIZED     FAIR    UNREALIZED NET
                                              COST      VALUE    GAINS/(LOSSES)
                                           ---------- ---------- --------------
Fixed income securities available for
 sale..................................... $1,219,418 $1,424,893    $205,475
                                           ========== ==========
Reserves for life insurance policy bene-
 fits.....................................                           (89,600)
Deferred income taxes.....................                           (40,068)
Deferred acquisition costs................                            (1,394)
                                                                    --------
  Total...................................                          $ 74,413
                                                                    ========

  The change in unrealized net capital gains and losses for fixed income securities is as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
Fixed income securities available for sale.................. $216,975  $(52,740)
Reserves for life insurance policy benefits.................  (89,600)
Deferred income taxes.......................................  (43,779)   17,382
Deferred acquisition costs..................................   (2,292)    3,076
                                                             --------  --------
  Change in unrealized net capital gains and losses......... $ 81,304  $(32,282)
                                                             ========  ========

 INVESTMENT INCOME

  Investment income by type of investment is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         1995    1994    1993
                                                       -------- ------- -------
Fixed income securities............................... $ 95,212 $88,149 $87,524
Mortgage loans........................................    7,999   8,092   7,435
Policy loans..........................................    1,309   1,153   1,017
Short-term............................................    1,435   1,093   1,385
                                                       -------- ------- -------
Investment income, before expense.....................  105,955  98,487  97,361
Investment expense....................................    1,571   1,576   1,405
                                                       -------- ------- -------
Net investment income................................. $104,384 $96,911 $95,956
                                                       ======== ======= =======

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
 REALIZED CAPITAL GAINS AND LOSSES

  Realized capital gains and losses on investments are as follows:

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1995     1994    1993
                                                       -------  ------  -------
Fixed income securities............................... $   422  $1,570  $ 5,657
Mortgage loans........................................  (2,268)   (792)  (1,081)
                                                       -------  ------  -------
  Realized capital (losses) gains.....................  (1,846)    778    4,576
  Income tax (benefit) expense........................    (646)    272    1,602
                                                       -------  ------  -------
  Realized capital (losses) gains..................... $(1,200) $  506  $ 2,974
                                                       =======  ======  =======

 PROCEEDS FROM SALES OF FIXED INCOME SECURITIES

  The proceeds from sales of investments in fixed income securities, excluding calls, and related gross realized gains and losses are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
Proceeds............................................. $13,526  $49,903  $46,496
                                                      -------  -------  -------
Gross realized gains................................. $   172  $ 1,743  $ 1,780
Gross realized losses................................    (105)    (973)     (30)
                                                      -------  -------  -------
  Net realized gains................................. $    67  $   770  $ 1,750
                                                      =======  =======  =======

 INVESTMENT LOSS PROVISIONS AND VALUATION RESERVES

  Pretax provisions for investment losses, principally relating to other than temporary declines in value on fixed income securities, and valuation allowances on mortgage loans were $2,448, $627 and $1,200 in 1995, 1994 and 1993, respectively.

 MORTGAGE LOAN IMPAIRMENT

  A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The components of impaired loans at December 31, 1995 are as follows:

Net carrying value of impaired loans
   With valuation allowances........................ $ 9,353
   Less: valuation allowances.......................  (1,934)
   Without valuation allowances.....................   2,228
                                                     -------
       Total........................................ $ 9,647
                                                     =======

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
  All impaired loans were measured at the fair value of the collateral at December 31, 1995.

  Activity in the valuation allowance for all mortgage loans for the year ended December 31, 1995 is summarized as follows:

      Balance at January 1.............................................. $1,179
        Additions.......................................................  1,930
        Direct write-downs.............................................. (1,157)
                                                                         ------
      Balance at December 31............................................ $1,952
                                                                         ======

  Interest income is recognized on a cash basis for impaired loans carried at the fair value of collateral, beginning at the time of impairment. For other impaired loans, interest is accrued based on the net carrying value. The Company recognized interest income of $1,398 on impaired loans during the period, of which $1,193 was received in cash. The average recorded investment in impaired loans during the period was $8,900.

 INVESTMENT CONCENTRATION AND OTHER INVESTMENT INFORMATION

  The Company maintains a diversified portfolio of municipal bonds. The largest concentrations in the portfolio are presented below. Except for the following, holdings in no other state exceed 5.0% of the carrying value of the portfolio at December 31, 1995.

                                                                     1995  1994
                                                                     ----  ----
      Ohio.......................................................... 26.8% 26.9%
      California.................................................... 23.1  23.0
      Illinois...................................................... 19.7  22.0
      Maryland......................................................  7.6   9.0
      Maine.........................................................  5.7   5.9
      New York......................................................  5.3   6.1
      Minnesota.....................................................  5.2   --

  The Company's mortgage loans are collateralized primarily by a variety of commercial real estate property types, located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The three states with the largest portion of the commercial mortgage loan portfolio are as listed below. Holdings in no other state exceed 5.0% of the portfolio at December 31:

  (% of commercial mortgage portfolio carrying value)

                                                                     1995  1994
                                                                     ----  ----
      California.................................................... 56.7% 58.5%
      Illinois...................................................... 22.9  16.3
      New York...................................................... 11.1  10.9

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
  The types of properties collateralizing the mortgage loans are as follows:

  (% of commercial mortgage portfolio carrying value)

                                                                   1995   1994
                                                                   -----  -----
      Retail......................................................  39.5%  31.4%
      Warehouse...................................................  32.1   36.8
      Office......................................................  16.0   19.3
      Industrial..................................................   6.9    7.1
      Apartment...................................................   4.5    4.4
      Other.......................................................   1.0    1.0
                                                                   -----  -----
                                                                   100.0% 100.0%
                                                                   =====  =====

  At December 31, 1995, fixed income securities with a carrying value of $1,988 were on deposit with regulatory authorities as required by law.

  During 1995, the Company held one fixed income security which exceeded 10% of shareholder's equity, the State of Israel Government Loan Trust, with a fair value of $83,980. This security, issued through the United States Agency for International Development, is secured by the credit of the United States government and is backed by government guaranteed loans to Israel.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

7. FINANCIAL INSTRUMENTS

  In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. As a number of the Company's significant assets, including deferred acquisition costs and deferred income taxes, and liabilities, including traditional and universal life-type life insurance reserves, are not considered financial instruments, the disclosures that follow do not reflect the fair value of the Company as a whole.

 FINANCIAL ASSETS

                                                           CARRYING
      AT DECEMBER 31, 1995                                  VALUE    FAIR VALUE
      --------------------                                ---------- ----------
      Fixed income securities............................ $1,424,893 $1,424,893
      Mortgage loans.....................................     86,394     89,517
      Short-term investments.............................      7,257      7,257
      Policy loans.......................................     22,785     22,785
      Accrued investment income..........................     18,828     18,828
      Cash...............................................      1,472      1,472
      Other financial assets.............................      7,169      7,169
      Separate Accounts..................................    220,141    220,141
                                                           CARRYING
      AT DECEMBER 31, 1994                                  VALUE    FAIR VALUE
      --------------------                                ---------- ----------
      Fixed income securities............................ $1,058,377 $1,040,018
      Mortgage loans.....................................     86,435     80,785
      Short-term investments.............................      7,212      7,212
      Policy loans.......................................     20,500     20,500
      Accrued investment income..........................     16,518     16,518
      Cash...............................................      1,763      1,763
      Other financial assets.............................      4,763      4,763
      Separate Accounts..................................    175,918    175,918

  Carrying value and fair value include the effects of derivative financial instruments where applicable.

  Fair value for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
current rates at which loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value approximates fair value. The fair value of policy loans is estimated at book value since the loan may be repaid at any time. Accrued investment income and other financial assets are valued at their carrying value as they are short-term in nature. Assets of the Separate Accounts are carried in the statements of financial position at fair value.

 FINANCIAL LIABILITIES

  The Company had the following financial liabilities:

                                                               CARRYING   FAIR
      AT DECEMBER 31, 1995                                      VALUE    VALUE
      --------------------                                     -------- --------
      Contractholder funds on investment contracts............ $366,481 $392,111
      Other financial liabilities.............................    5,383    5,383
      Separate Accounts.......................................  220,141  220,141
                                                               CARRYING   FAIR
      AT DECEMBER 31, 1994                                      VALUE    VALUE
      --------------------                                     -------- --------
      Contractholder funds on investment contracts............ $368,780 $362,221
      Other financial liabilities.............................    7,725    7,725
      Separate Accounts.......................................  175,918  175,918

  The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts. Reserves on investment contracts with no stated maturities (single premium and flexible premium deferred annuities) are valued at the account balance less surrender charge. The fair value of immediate annuities and annuities without life contingencies with fixed terms are estimated using discounted cash flow calculations based on interest rates currently offered for contracts with similar terms and durations. Other financial liabilities are generally valued at their carrying value due to their short-term nature. Separate Accounts liabilities are carried at the fair value of the underlying assets.

 DERIVATIVE FINANCIAL INSTRUMENTS

  The Company uses financial futures contracts to reduce its exposure to interest rate risk on its invested assets, as well as to improve asset/liability management. The Company does not hold or issue these instruments for trading purposes. The following table summarizes the contract or notional amount and carrying value of the Company's financial futures contracts:

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

                                                                      CARRYING
                                                           CONTRACT/   VALUE
                                                           NOTIONAL    ASSET/
      AT DECEMBER 31, 1995                                  AMOUNT   (LIABILITY)
      --------------------                                 --------- ----------
      Financial futures...................................  $22,900     $576
                                                                      CARRYING
                                                           CONTRACT/   VALUE
                                                           NOTIONAL    ASSET/
      AT DECEMBER 31, 1994                                  AMOUNT   (LIABILITY)
      --------------------                                 --------- ----------
      Financial futures...................................  $20,700     $(65)

  The contract or notional amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential gain or loss on these agreements.

  Financial futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its asset/liability management, the Company generally utilizes futures contracts to hedge its interest rate risk related to anticipatory investment purchases. Hedges of anticipatory transactions pertain to identified transactions which are probable to occur and are generally completed within ninety days. Futures contracts have limited off-balance-sheet credit exposure as they are executed on organized exchanges and require security deposits, as well as the daily cash settlement of margins.

  Market risk is the risk that future changes in market conditions may cause an instrument to become less valuable or more costly to settle. Market risk exists for the financial futures contracts that the Company currently holds. The Company mitigates this risk through established risk limits set by senior management. In addition, the change in the value of the Company's financial futures contracts are generally offset by the change in the value of certain on-balance-sheet items or anticipated transactions.

 OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

  Commitments to extend new mortgage loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. The Company enters these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers. At December 31, 1994, the Company had $3,075 in mortgage loan commitments which had a fair value of $31. No such commitments existed at December 31, 1995.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

8. BENEFIT PLANS

 PENSION PLANS

  Defined benefit pension plans, sponsored by Allstate, cover all domestic full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service, average annual compensation and estimated social security retirement benefits. Allstate's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The costs to the Company included in income were $446, $344 and $340 for the pension plans in 1995, 1994 and 1993, respectively.

 POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Allstate provides certain health care and life insurance benefits for retired employees. Generally, qualified employees may become eligible for these benefits if they retire in accordance with Allstate's established retirement policy and are continuously insured under Allstate's group plans or other approved plans for 10 or more years prior to retirement. Allstate shares the cost of the retiree medical benefits with retirees based on years of service, with the Company's share being subject to a 5% limit on annual medical cost inflation after retirement. Allstate's postretirement benefit plans currently are not funded. Allstate has the right to modify or terminate these plans.

 PROFIT SHARING FUND

  Employees of Allstate and its domestic subsidiaries are also eligible to become members of the Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). Allstate contributions are based on 6% of consolidated income, as defined, with Allstate contributions limited to 70% of eligible deposits. The Allstate Plan includes an Employee Stock Ownership Plan ("Allstate ESOP") to pre-fund a portion of the Company's anticipated contribution through 2004. The Allstate Plan and the Allstate ESOP split from The Savings and Profit Sharing Fund of Sears Employees, which included a leveraged employee stock ownership plan ("Sears ESOP") feature, on June 30, 1995, the date of the Distribution. Fifty percent of the unallocated shares of the Sears ESOP and 50% of the amount of the Sears ESOP debt (payable to Sears) were transferred to the Allstate Plan. In connection with this transfer, Allstate paid Sears $327 million, an amount equal to 50% of the Sears ESOP debt. Concurrently, Allstate received a note from the Allstate ESOP for a like principal amount with interest rate and maturity identical to the debt obligation transferred from the Sears ESOP. Allstate will make contributions to the Allstate ESOP annually in the amount necessary to allow the Allstate ESOP to fund interest and principal payments.

  The Company's contribution to The Savings and Profit Sharing Fund of Allstate Employees was $141 in 1995. The costs to the Company prior to the Distribution and the split from the Savings and Profit Sharing Fund of Sears Employees were $123 and $176 in 1994 and 1993, respectively.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

 EARLY RETIREMENT PROGRAM

  During 1994, Allstate offered a voluntary early retirement incentive program to eligible home office employees. The Company's portion of the total cost of the program of $1,210 was charged to 1994 income.

9. STATUTORY FINANCIAL INFORMATION

  The following tables reconcile net income and shareholder's equity as reported herein in conformity with generally accepted accounting principles with statutory net income and capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                           NET INCOME
                                                     -------------------------
YEAR ENDED DECEMBER 31,                               1995     1994     1993
-----------------------                              -------  -------  -------
Balance per generally accepted accounting princi-
 ples............................................... $19,522  $18,221  $13,163
  Deferred acquisition costs........................  (5,537)  (6,849)  (2,397)
  Income taxes......................................  (3,109)  (8,337)  (6,074)
  Non-admitted assets and statutory reserves........  12,786    6,900   20,157
  Other postretirement and postemployment benefits..      71      105      (54)
  Other.............................................    (533)     901    1,236
                                                     -------  -------  -------
Balance per statutory accounting practices.......... $23,200  $10,941  $26,031
                                                     =======  =======  =======

                                                               SHAREHOLDER'S
                                                              EQUITY DECEMBER
                                                                    31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
Balance per generally accepted accounting principles........ $250,067  $149,241
  Deferred acquisition costs................................  (53,944)  (50,699)
  Income taxes..............................................   20,839   (17,443)
  Unrealized net capital gains (losses)..................... (114,500)   11,500
  Non-admitted assets and statutory reserves................   43,624    31,074
  Other postretirement and postemployment benefits..........    1,058     1,036
  Other.....................................................    1,153       106
                                                             --------  --------
Balance per statutory accounting practices.................. $148,297  $124,815
                                                             ========  ========

 PERMITTED STATUTORY ACCOUNTING PRACTICES

  The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the New York state insurance department. Prescribed statutory

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
accounting principles include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a material effect on statutory surplus or risk-based capital.

 DIVIDENDS

  The ability of the Company to pay dividends is dependent, in part, on business conditions, income, cash requirements of the Company and other relevant factors and is subject to New York Insurance Regulations. Under New York Insurance Law, a notice of intention to distribute any dividend must be filed with the New York Superintendent of Insurance not less than 30 days prior to the distribution. Such proposed declaration is subject to the Superintendent's disapproval.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)

                                                 GROSS                  NET
YEAR ENDED DECEMBER 31, 1995                     AMOUNT     CEDED      AMOUNT
----------------------------                   ---------- ---------- ----------
Life insurance in force....................... $8,513,295 $  398,025 $8,115,270
                                               ========== ========== ==========
Premiums and contract charges:
  Life and annuities.......................... $  146,732 $    1,246 $  145,486
  Accident and health.........................      3,731        901      2,830
                                               ---------- ---------- ----------
                                               $  150,463 $    2,147 $  148,316
                                               ========== ========== ==========
                                                 GROSS                  NET
YEAR ENDED DECEMBER 31, 1994                     AMOUNT     CEDED      AMOUNT
----------------------------                   ---------- ---------- ----------
Life insurance in force....................... $7,598,374 $  321,623 $7,276,751
                                               ========== ========== ==========
Premiums and contract charges:
  Life and annuities.......................... $   87,562 $    1,193 $   86,369
  Accident and health.........................      3,276      1,005      2,271
                                               ---------- ---------- ----------
                                               $   90,838 $    2,198 $   88,640
                                               ========== ========== ==========
                                                 GROSS                  NET
YEAR ENDED DECEMBER 31, 1993                     AMOUNT     CEDED      AMOUNT
----------------------------                   ---------- ---------- ----------
Life insurance in force....................... $6,853,083 $1,746,724 $5,106,359
                                               ========== ========== ==========
Premiums and contract charges:
  Life and annuities.......................... $  128,816 $    4,122 $  124,694
  Accident and health.........................      3,026        807      2,219
                                               ---------- ---------- ----------
                                               $  131,842 $    4,929 $  126,913
                                               ========== ========== ==========

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)

                                      BALANCE AT CHARGED TO            BALANCE
                                      BEGINNING  COSTS AND             AT END
DESCRIPTION                           OF PERIOD   EXPENSES  DEDUCTION OF PERIOD
-----------                           ---------- ---------- --------- ---------
Year Ended December 31, 1995
  Allowance for estimated losses on
   mortgage loans....................   $1,179     $2,170    $1,397    $1,952
Year Ended December 31, 1994
  Allowance for estimated losses on
   mortgage loans....................   $2,297     $  667    $1,785    $1,179
Year Ended December 31, 1993
  Allowance for estimated losses on
   mortgage loans....................   $2,531     $1,225    $1,459    $2,297

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are filed as part of this Report. The page number, if any, listed opposite a document indicates the page number in the sequential numbering system in the manually signed original of this Report where such document can be found.

          (1) The financial statements filed as part of this Report are listed in Item 8.

          (2) Financial Statement Schedules

              Schedule IV - Reinsurance                         page 34
              Schedule V - Valuation and Qualifying Accounts    page 35

          (3) Exhibits

              None

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK


                         By /s/ Louis G. Lower, II
                           -----------------------
                              Louis G. Lower, II
                            President and Chairman
                         (Principal Executive Officer)

                         Date   March 29, 1996
                             -----------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                         By /s/ Louis G. Lower, II
                           -----------------------
                              Louis G. Lower, II
                            President and Chairman
                         (Principal Executive Officer)

                         Date   March 29, 1996
                              -----------------------



                         By /s/  Barry S. Paul
                           -----------------------
                                 Barry S. Paul
                    Assistant Vice President and Controller
                           (Chief Accounting Officer)

                         Date   March 29, 1996
                              -----------------------