Form 10-Q
period 1996-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1996-05-15
CIK 839759

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1996

                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-47245

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
            (Exact name of registrant as specified in its charter)


      NEW YORK                                                 36-2608394
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              One Allstate Drive
                                 P.O. Box 9095
                         Farmingville, New York 11738
                   (Address of principal executive offices)
                                  (Zip Code)

                                 516/451-5300
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes./X/..      No

    Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 1996; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                        PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements

             Statements of Financial Position
             March 31, 1996 (Unaudited) and December 31, 1995   3

             Statements of Operations
             Three Months Ended March 31, 1996
             and March 31, 1995 (Unaudited)                     4

             Statements of Cash Flows
             Three Months Ended March 31, 1996
             and March 31, 1995 (Unaudited)                     5

             Notes to Financial Statements                      6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations        7


                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                    11

Item 2.    Changes in Securities                                11

Item 3.    Defaults Upon Senior Securities                      11

Item 4.    Submission of Matters to a Vote of Security Holders  11

Item 5.    Other Information                                    11

Item 6.    Exhibits and Reports on Form 8-K                     11

Signature Page                                                  12

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF FINANCIAL POSITION




                                                         March 31,    December 31,
($ in thousands)                                           1996          1995
                                                        (Unaudited)

Assets
  Investments
    Fixed income securities
      Available for sale, at fair value
       (amortized cost $1,248,287 and $1,219,418)        $1,334,675   $1,424,893
    Mortgage loans                                           85,454       86,394
    Policy loans                                             23,415       22,785
    Short-term                                                7,607        7,257

     Total investments                                    1,451,151    1,541,329

  Deferred acquisition costs                                 55,550       53,944
  Accrued investment income                                  17,485       18,828
  Reinsurance recoverable                                     3,548        3,331
  Deferred income taxes                                       3,098
  Cash                                                        1,541        1,472
  Other assets                                                3,452        3,924
  Separate Accounts                                         230,800      220,141

     Total assets                                        $1,766,625   $1,842,969

Liabilities
  Reserve for life insurance policy benefits             $  811,450   $  838,739
  Contractholder funds                                      506,817      499,548
  Deferred income taxes                                                   23,659
  Other liabilities and accrued expenses                      6,486        8,950
  Net payable to affiliates                                     746        1,865
  Separate Accounts                                         230,800      220,141

     Total liabilities                                    1,556,299    1,592,902

Shareholder's equity
  Common stock ($25 par value, 80,000 shares
   authorized, issued and outstanding)                        2,000        2,000
  Additional capital paid-in                                 45,787       45,787
  Unrealized net capital gains                               29,747       74,413
  Retained income                                           132,792      127,867

     Total shareholder's equity                             210,326      250,067

     Total liabilities and shareholder's equity          $1,766,625   $1,842,969



See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                            March 31,
($ in thousands)                                        1996        1995
                                                           (Unaudited)
Revenues
 Premium income (net of reinsurance ceded of
    $584 and $505)                                     $23,103    $47,322
 Contract charges                                        5,701      4,294
 Net investment income                                  27,594     25,227
 Realized capital losses                                   (69)    (1,615)

                                                        56,329     75,228

Costs and expenses
 Provision for policy benefits (net of reinsurance
    recoveries of $865 and $313)                        43,017     62,907
 Amortization of deferred acquisition costs              1,147        947
 Operating costs and expenses                            4,473      4,954

                                                        48,637     68,808

Income before income taxes                               7,692      6,420

Income tax expense                                       2,767      2,159

Net income                                             $ 4,925    $ 4,261



See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        March 31,
($ in thousands)                                     1996       1995
                                                        (Unaudited)

Cash flows from operating activities
  Net income                                       $  4,925   $  4,261
  Adjustments to reconcile net income to net
   cash from operating activities
     Realized capital losses                             69      1,615
     Depreciation, amortization and other
       noncash items                                 (6,230)    (5,201)
     Interest credited to contractholder funds        7,548      5,827
     Increase in reserve for policy benefits
       and contractholder funds                      17,356     43,169
     Increase in deferred acquisition costs            (836)    (2,216)
     Decrease in accrued investment income            1,343      1,524
     Change in deferred income taxes                 (2,706)    (2,235)
     Changes in other operating assets and
       liabilities                                   (1,967)     3,764
        Net cash from operating activities           19,502     50,508

Cash flows from investing activities
 Proceeds from sales
   Fixed income securities available for sale                    3,463
 Investment collections
   Fixed income securities available for sale        10,107      9,069
   Fixed income securities held to maturity                      2,305
   Mortgage loans                                       888      1,833
 Investment purchases
   Fixed income securities available for sale       (34,124)   (39,489)
   Fixed income securities held to maturity                     (6,849)
   Mortgage loans                                               (2,895)
   Change in short-term investments, net               (350)   (10,546)
   Change in other investments                         (630)      (441)
       Net cash from investing activities           (24,109)   (43,550)

Cash flows from financing activities
 Contractholder fund deposits                        15,487     23,404
 Contractholder fund withdrawals                    (10,811)   (29,655)
       Net cash from financing activities             4,676     (6,251)

Net increase in cash                                     69        707
Cash at beginning of period                           1,472      1,763
Cash at end of period                              $  1,541   $  2,470




See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)



1.   Basis of Presentation

          Allstate Life Insurance Company of New York (the "Company") is wholly owned by a wholly-owned subsidiary ("Parent") of Allstate Insurance Company ("Allstate"), a wholly-owned subsidiary of The Allstate Corporation (the "Corporation").

          The statements of financial position as of March 31, 1996, the statements of operations for the three-month periods ended March 31, 1996 and 1995, and the statements of cash flows for the three-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

          To conform with the 1996 presentation, certain items in the prior year's financial statements have been reclassified.


2.   Accounting Change

          Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 defines impaired loans as loans in which it is probable that a creditor will be unable to collect all amounts contractually due under the terms of a loan agreement and requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The adoption of these statements did not have a material impact on net income or financial position.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


GENERAL

     The following highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under Part II. Item 8 along with the discussion and analysis found under Part II. Item 7 of the Allstate Life Insurance Company of New York Annual Report on Form 10-K.

     The Company, which is wholly owned by a wholly-owned subsidiary ("Parent") of Allstate Insurance Company ("Allstate"), markets life insurance and group and individual annuities in the state of New York, with products consisting predominately of structured settlement annuities sold through independent brokers. The Company also utilizes Allstate agencies and direct marketing to distribute its traditional and universal life and accident and disability insurance products. Additionally, flexible premium deferred variable annuity contracts and certain single and flexible premium annuities are marketed to individuals through the account executives of Dean Witter Reynolds, Inc.


RESULTS OF OPERATIONS

                                                     Three Months
                                                    Ended March 31,
                                                  1996         1995
                                               ----------    ---------
                                                  ($ IN THOUSANDS)
Statutory premiums and deposits..............  $   44,818   $   71,286
                                               ==========   ==========
Invested assets (1)..........................   1,364,763    1,231,089
Separate Account assets (2)..................     230,800      182,734
                                               ----------   ----------
Invested assets, including Separate Account
 assets......................................   1,595,563    1,413,823
                                               ==========   ==========
Premium income and contract charges..........      28,804       51,616
Net investment income........................      27,594       25,227
Policy benefits..............................      43,017       62,907
Operating expenses...........................       5,620        5,901
                                               ----------   ----------
Income from operations.......................       7,761        8,035
Income tax on operations.....................       2,791        2,724
                                               ----------   ----------
Net operating income.........................       4,970        5,311
Realized capital gains and losses, after
  tax........................................         (45)      (1,050)
                                               ----------   ----------
Net income...................................  $    4,925   $    4,261
                                               ==========   ==========

(1) Fixed income securities are included in invested assets at amortized cost in the table above and at fair value in the statements of financial position.
(2)  Separate Accounts are included at fair value.

STATUTORY PREMIUMS AND DEPOSITS

    Statutory premiums, which include premiums and deposits for all products, decreased $26.5 million or 37.1% for the three-month period ended March 31, 1996 from $71.3 million for the same period in 1995. The decrease is primarily due to lower sales of structured settlement annuities, partially offset by an increase in sales of variable annuities.

PREMIUM INCOME, CONTRACT CHARGES AND PROVISION FOR POLICY BENEFITS

    Premium income and contract charges under generally accepted accounting principles ("GAAP") decreased 44.2% for the three-month period ended March 31, 1996 as compared to the same period in 1995. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. The decrease in premium and contract charges in 1996 is primarily the result of lower sales of structured settlement annuities with life contingencies. Policy benefits decreased $19.9 million, or 31.6% during the first quarter of 1996, also reflecting the decrease in the level of sales of structured settlement annuities with life contingencies, partially offset by higher mortality costs.

NET INVESTMENT INCOME

    Pre-tax net investment income increased 9.4% in the first quarter of 1996 as compared to the same period in 1995. The increase was related to the 10.9% or $133.7 million increase in invested assets resulting primarily from growth in new business, partially offset by surrenders and other benefits paid.

OPERATING EXPENSES

    Operating expenses decreased by $281 thousand, or 4.8%, in the first quarter of 1996 as compared to the same period in 1995. The decrease is primarily attributable to reduced acquisition costs due to lower sales of structured settlements. First quarter 1995 operating expenses reflected a one-time $303 thousand benefit related to a reduced rate of amortization of deferred policy acquisition costs, due to favorable universal life insurance persistency.

NET OPERATING INCOME

    Net operating income decreased by 6.4% in the first quarter of 1996 as compared to the same period in 1995. The decrease was primarily due to higher mortality losses, partially offset by the decrease in operating expenses, in the first quarter of 1996 and the nonrecurring benefit attributable to the amortization of deferred acquisition costs in the first quarter of 1995.

REALIZED CAPITAL GAINS AND LOSSES

     Realized capital losses after tax of $45 thousand during the first quarter of 1996 were lower than realized capital losses after tax of $1.05 million during the first quarter of 1995. The lower losses were attributable to commercial mortgage loans.

INVESTMENTS

FIXED INCOME SECURITIES

     The Company closely monitors its fixed income security portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

     The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem investments. Problem fixed income securities are those in default with respect to principal and/or interest and/or securities issued by companies that went into bankruptcy subsequent to acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal, which causes management to believe these securities may be classified as problem or restructured in the future. At March 31, 1996, problem, restructed, and potential problem fixed income investments were $3.9 million. There were no problem, restructured, and potential problem fixed income securities at December 31, 1995.

MORTGAGE LOANS

     The Company defines problem commercial mortgage loans as loans that are in foreclosure, have a principal or interest payment over 60 days past due, or are current but considered in-substance foreclosed. Restructured commercial mortgage loans have modified terms and conditions that were not at prevailing market rates or terms at the time of the restructuring. Potential problem commercial mortgage loans are current or less than 60 days delinquent as to contractual principal and interest payments, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal, which causes management to believe these loans may be classified as problem or restructured in the future. At both March 31, 1996 and December 31, 1995 total problem, restructured and potential problem loans, net of valuation allowances, were $9.6 million.

     The total pre-tax provision for loan losses was $52 thousand and $1.2 million for the three months ended March 31, 1996 and 1995, respectively. The carrying value of impaired loans as of March 31, 1996 and December 31, 1995, was $9.6 million in each period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of funds consists primarily of premiums and annuity deposits and collections of principal and income from the investment portfolio. The Company generates substantial positive cash flows from operating activities. The major use of these funds are policyholder claims and benefits, acquisition of investments, contract maturities, surrenders and other operating costs.

                          PART II - Other Information


Item 1.   Legal Proceedings

     The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.

Item 2.   Changes in Securities

     Not applicable.

Item 3.   Defaults Upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.   Other Information

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K
                (2)    None
                (3)(i) Articles of Incorporation*
                  (ii) By-laws*
                (4) Allstate Life Insurance Company of New York Single Premium Deferred Annuity Contract**
               (10) Reinsurance Agreement between Allstate Life Insurance Company of New York and
                       Allstate Life Insurance Company**
               (11)    None
               (15)    None
               (18)    None
               (19)    None
               (22)    None
               (23)(a) Consent of Independent Public Accountants***
                   (b) Consent of Attorneys**
               (24)    None
               (27)    Financial Data Schedule
               (99)    None

          (b)  Reports on 8-K
               No reports on Form 8-K were filed during the first quarter of 1996.

* Previously filed in Form S-1 Registration Statement No.33-47245 dated April 15, 1992 and incorporated by reference.

**   Previously filed in Form S-1 Registration Statement No.33-47245 dated November 13, 1992 and incorporated by reference.

*** Previously filed in Form S-1 Registration Statement No.33-47245 dated April 16, 1996 and incorporated by reference.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Allstate Life Insurance Company of New York
                                (Registrant)



DATE May 14, 1996                   /s/MICHAEL J. VELOTTA *
     ------------                   -----------------------
                                    LOUIS G. LOWER, II
                                    CHAIRMAN OF THE BOARD OF DIRECTORS
                                      and PRESIDENT
                                    (Principal Executive Officer)



DATE May 14, 1996                    /s/BARRY S. PAUL
     ------------                    ------------------
                                     BARRY S. PAUL
                                     ASSISTANT VICE PRESIDENT
                                       and CONTROLLER
                                     (Chief Accounting Officer)



*by Michael J. Velotta, Vice President, Secretary and General Counsel pursuant to Power of Attorney dated January 5, 1993, previously filed with Form S-1 Registration Statement, File No. 33-47245, filed October 12, 1993, copy attached hereto.

                               POWER OF ATTORNEY

        WITH RESPECT TO THE ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            CUSTOM ANNUITY CONTRACT



     Know all men by these presents that Louis G. Lower, II, whose signature appears below, constitutes and appoints Michael J. Velotta, his attorney-in-fact, with power of substitution, and is in any and all capacities, to sign any registration statements and amendments thereto for the Allstate Life Insurance Company of New York Custom Annuity Contract and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.



                             January 5, 1993
                             ---------------
                             Date


                             /s/ LOUIS G. LOWER, II
                             ----------------------
                             Louis G. Lower, II
                             Chairman of the Board of Directors
                                & President
                             Allstate Life Insurance Company
                             of New York