Form 10-Q
period 1996-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1996-08-13
CIK 839759

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1996

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

Yes../X/..      No

    Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1996; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                        PART I - FINANCIAL INFORMATION



Item  1.          Financial Statements

                  Statements of Financial Position As Of
                  June 30, 1996 (Unaudited) and December 31, 1995       3

                  Statements of Operations
                  Three Months Ended June 30, 1996
                  and June 30, 1995 (Unaudited)
                  Six Months Ended June 30, 1996
                  and June 30, 1995 (Unaudited)                         4

                  Statements of Cash Flows
                  Six Months Ended June 30, 1996
                  and June 30, 1995(Unaudited)                          5

                  Notes to Financial Statements                         6

Item  2.          Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         7

                          PART II - OTHER INFORMATION


Item 1.          Legal Proceedings                                     11

Item 2.          Changes in Securities                                 11

Item 3.          Defaults Upon Senior Securities                       11

Item 4.          Submission of Matters to a Vote of Security Holders   11

Item 5.          Other Information                                     11

Item 6.          Exhibits and Reports on Form 8-K                      11

Signature Page

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF FINANCIAL POSITION

                                                             June 30,          December 31,
($ in thousands)                                               1996                1995
                                                           (Unaudited)
Assets
  Investments
        Fixed income securities available for
          sale, at fair value (amortized cost
          $1,257,814 and $1,219,418)                        $1,323,712          $1,424,893
        Mortgage loans                                          83,403              86,394
        Policy loans                                            23,920              22,785
        Short-term                                              31,452               7,257

           Total investments                                 1,462,487           1,541,329

  Deferred acquisition costs                                    58,127              53,944
  Accrued investment income                                     19,047              18,828
  Reinsurance recoverable                                        3,009               3,331
  Deferred income taxes                                          6,306
  Cash                                                           1,957               1,472
  Other assets                                                   4,212               3,924
  Separate Accounts                                            238,347             220,141

           Total assets                                     $1,793,492          $1,842,969

Liabilities
  Reserve for life insurance policy benefits                $  824,929          $  838,739
  Contractholder funds                                         509,737             499,548
  Deferred income taxes                                                             23,659
  Other liabilities and accrued expenses                         8,957               8,950
  Net payable to affiliates                                      1,057               1,865
  Separate Accounts                                            238,347             220,141

           Total liabilities                                 1,583,027           1,592,902

Shareholder's equity
  Common stock, $25 par value, 80,000 shares
    authorized, issued and outstanding                           2,000               2,000
  Additional capital paid-in                                    45,787              45,787
  Unrealized net capital gains                                  24,573              74,413
  Retained income                                              138,105             127,867

           Total shareholder's equity                          210,465             250,067

           Total liabilities and shareholder's equity       $1,793,492          $1,842,969


See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF OPERATIONS



                                                              Three Months Ended            Six Months Ended
                                                                  June 30,                      June 30,
($ in thousands)                                              1996        1995             1996         1995
                                                                  (Unaudited)                 (Unaudited)

Revenues
 Premium income
    (net of reinsurance ceded
     of $610 and $560; $1,194
     and $1,066)                                            $21,813    $29,285            $ 44,916   $ 76,607
 Contract charges                                             6,604      5,544              12,305      9,838
 Net investment income                                       27,830     25,455              55,424     50,682
 Realized capital gains
     and (losses)                                               420       (518)                351     (2,133)

                                                             56,667     59,766             112,996    134,994

Costs and expenses
 Provision for policy benefits
    (net of reinsurance
     recoveries of $1,305 and
     $(135); $2,170 and $178)                                42,372     46,865              85,389    109,771
Amortization of deferred
   acquisition costs                                          1,818        813               2,965      1,760
Operating costs and
   expenses                                                   3,941      5,462               8,414     10,417

                                                             48,131     53,140              96,768    121,948

Income before income taxes                                    8,536      6,626              16,228     13,046

Income tax expense                                            3,223      2,192               5,990     4,351

Net income                                                  $ 5,313    $ 4,434             $10,238  $  8,695




See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS
                                                       Six Months Ended
                                                           June 30,
($ in thousands)                                   1996                1995
                                                         (Unaudited)

Cash flows from operating activities
Net income                                         $ 10,238            $  8,695
Adjustments to reconcile net income to net
  cash provided by operating activities
      Realized capital (gains) and losses              (351)              2,133
      Depreciation, amortization and other
        noncash items                               (12,571)            (10,647)
      Interest credited to contractholder funds      11,326              12,999
      Increase in reserve for policy benefits
        and contractholder funds                     38,824              67,050
      Increase in deferred policy acquisition
        costs                                        (3,083)             (3,265)
      Increase in accrued investment income            (219)               (343)
      Change in deferred income taxes                (3,128)             (3,298)
      Changes in other operating assets and
        liabilities                                      75               1,004
          Net cash provided by operating
            activities                               41,111              74,328

Cash flows from investing activities
  Proceeds from sales
    Fixed income securities available for sale                            6,097
  Investment collections
    Fixed income securities available for sale       38,404              14,931
    Fixed income securities held to maturity                              2,864
    Mortgage loans                                    3,360               2,475
  Investment purchases
    Fixed income securities available for sale      (65,089)            (57,638)
    Fixed income securities held to maturity                            (21,273)
    Mortgage loans                                                       (2,895)
  Change in short-term investments, net             (24,195)            (10,639)
  Change in other investments, net                   (1,135)               (937)
          Net cash used in investing
            activities                              (48,655)            (67,015)

Cash flows from financing activities
  Contractholder fund deposits                       31,615              39,709
  Contractholder fund withdrawals                   (23,586)            (47,081)
          Net cash provided by (used in)
            financing activities                      8,029              (7,372)

Net increase (decrease) in cash                         485                 (59)
Cash at beginning of period                           1,472               1,763
Cash at end of period                              $  1,957            $  1,704




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

          The statements of financial position as of June 30, 1996, the statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six-month periods then ended are unaudited. These interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

          To conform with the 1996 presentation, certain items in the prior year's financial statements have been reclassified.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



GENERAL

     The following highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the discussion and analysis and financial statements thereto found under Items 7 and 8 of Part II of the Allstate Life Insurance Company of New York Annual Report on Form 10-K.

     The Company, which is wholly owned by a wholly-owned subsidiary ("Parent") of Allstate Insurance Company ("Allstate"), markets life insurance and group and individual annuities in the state of New York, with products consisting predominately of structured settlement annuities sold through independent brokers. The Company also utilizes Allstate agencies and direct marketing to distribute its traditional and universal life and accident and disability insurance products. Certain single and flexible premium annuities are marketed to individuals through the account executives of Dean Witter Reynolds Inc. The Company issues flexible premium deferred variable annuity contracts, also sold through the account executives of Dean Witter Reynolds Inc., the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as the assets and liabilities of the Separate Accounts.

     Separate Account assets and liabilities are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Account investments accrue directly to the contractholders (net of fees) and, therefore are not included in the Company's statements of operations.

RESULTS OF OPERATIONS

                                    Three Months              Six Months
                                    Ended June 30,           Ended June 30,
                                  1996         1995        1996         1995
                                  ($ IN THOUSANDS)         ($ IN THOUSANDS)
Statutory premiums and
  deposits...................  $   44,541  $   47,465   $   89,359  $  118,751

Invested assets (1)..........  $1,396,589  $1,259,751   $1,396,589  $1,259,751
Separate Account
  assets.....................     238,347     195,438      238,347     195,438

Invested assets, including
  Separate Account assets....  $1,634,936  $1,455,189   $1,634,936  $1,455,189

Premium income and contract
  charges....................  $   28,417  $   34,829   $   57,221  $   86,445
Net investment income........      27,830      25,455       55,424      50,682
Policy benefits..............      42,372      46,864       85,389     109,771
Operating expenses...........       5,759       6,276       11,379      12,177

Income from operations.......       8,116       7,144       15,877      15,179
Income tax on operations.....       3,076       2,374        5,867       5,098

Net operating income.........       5,040       4,770       10,010      10,081
Realized capital gains and
  losses, after tax..........         273        (336)         228      (1,386)

Net income...................  $    5,313  $    4,434   $   10,238  $    8,695

(1) Fixed income securities are included in invested assets at amortized cost in the table above and are carried at fair value in the statements of financial position. Separate Accounts are included at fair value in both the table above and the statements of financial position.


STATUTORY PREMIUMS AND DEPOSITS

     Statutory premiums, which include premiums and deposits for all products, decreased $2.9 million, or 6.2% for the second quarter of 1996 from $47.5 million for the same period in 1995. For the first six months of 1996, statutory premiums decreased $29.4 million or 24.8% from $118.8 million for the same period in 1995. The decreases for both periods are due primarily to lower sales of structured settlement annuities, partially offset by increases in sales of variable annuity and life products.


PREMIUM INCOME, CONTRACT CHARGES AND PROVISION FOR POLICY BENEFITS

     Premium income and contract charges under generally accepted accounting principles ("GAAP") decreased 18.4% for the three-month period ended June 30, 1996 and decreased 33.8% for the first six months of 1996 from the same periods in 1995. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. The decrease in premium and contract charges in 1996 is primarily the result of lower sales of structured settlement annuities with life contingencies. Policy benefits decreased $4.5 million, or 9.6% during the second quarter of 1996, and decreased $24.4 million, or 22.2% for the six months ended June 30, 1996, also reflecting the decreased sales of structured settlement annuities with life contingencies, partially offset by higher mortality costs resulting from growth in the life insurance block of business.

NET INVESTMENT INCOME

     Pre-tax net investment income increased 9.3% in the second quarter of 1996 and 9.4% for the six months ended June 30, 1996, compared to the same periods in 1995. The increases were primarily related to the 10.9% or $136.8 million increase in invested assets. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as new premiums and deposits were invested in securities yielding less than the average portfolio rate.

OPERATING EXPENSES

     Operating expenses decreased by $517 thousand, or 8.2%, in the second quarter of 1996 and $798 thousand, or 6.6%, for the six months ended June 30, 1996, compared to the same periods in 1995. The decrease is primarily attributable to reduced acquisition costs due to lower sales of structured settlement annuities. First quarter 1995 operating expenses reflected a one-time $303 thousand benefit related to a reduced rate of amortization of deferred policy acquisition costs, due to favorable universal life insurance persistency.

NET OPERATING INCOME

     Net operating income increased by 5.7% in the second quarter of 1996, compared to the same period in 1995. The increase for the quarter is primarily attributable to higher mortality margins and reduced operating expenses. Net operating income for the first six months of 1996 remained essentially unchanged as compared to the same period in 1995, since 1995 included the nonrecurring benefit attributable to the amortization of deferred acquisition costs as described above.

REALIZED CAPITAL GAINS AND LOSSES

     Net realized after-tax capital gains were $273 thousand and $228 thousand for the three- and six-month periods ending June 30, 1996, compared to net realized after-tax losses of $336 thousand and $1.4 million for the comparable periods in 1995. The increases in capital gains are primarily attributable to lower commercial mortgage loan losses in 1996.

INVESTMENTS

FIXED INCOME SECURITIES

     The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem investments. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that went into bankruptcy subsequent to acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal, which causes management to believe these securities may be classified as problem or restructured in the future. At June 30, 1996, problem, restructured and potential problem fixed income securities were $3.8 million. There were no problem, restructured, and potential problem fixed income securities at December 31, 1995.


MORTGAGE LOANS

     The Company monitors the quality of its mortgage loans by categorizing certain loans as problem, restructured or potential problem. Problem commercial mortgage loans are loans that are in foreclosure, loans for which a principal or interest payment is over 60 days past due, or are current with respect to interest payments, but considered in-substance foreclosed. Restructured commercial mortgage loans have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem commercial mortgage loans are current with respect to interest payments, or less than 60 days delinquent as to contractual principal and/or interest payments, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal which causes management to believe these loans may be classified as problem or restructured in the future. Total problem, restructured and potential problem loans, net of valuation allowances, were $6.5 million and $9.6 million at June 30, 1996 and December 31, 1995, respectively.

     The total pre-tax provision for loan losses was $104 thousand and $2.2 million for the six months ended June 30, 1996 and 1995, respectively. The carrying value of impaired loans was $4.4 million and $9.6 million as of June 30, 1996 and December 31, 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of funds consists primarily of premiums and annuity deposits and collections of principal and income from the investment portfolio. The Company generates substantial positive cash flows from operating activities. The major uses of these funds are policyholder claims and benefits, acquisition of investments, contract maturities, surrenders and other operating costs.

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

        (b)  Reports on 8-K
              No reports on Form 8-K were filed during the second quarter of 1996.

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



                       Allstate Life Insurance Company of New York
                                (Registrant)



DATE August 13, 1996                /s/ LOUIS G. LOWER, II
    ----------------------          ----------------------------------
                                    LOUIS G.  LOWER, II
                                    CHAIRMAN OF THE BOARD OF DIRECTORS
                                        and PRESIDENT
                                    (Principal Executive Officer)



DATE August 13, 1996                /s/ BARRY S. PAUL
    ----------------------          ----------------------------------
                                    BARRY S.  PAUL
                                    ASSISTANT VICE PRESIDENT
                                         and CONTROLLER
                                    (Chief Accounting Officer)