Form 10-Q
period 1996-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1996-11-14
CIK 839759

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1996; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                        PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements

            Statements of Financial Position As Of
            September 30, 1996(Unaudited)and December 31, 1995       3

            Statements of Operations
            Three Months Ended September 30, 1996
            and September 30, 1995 (Unaudited)
            Nine Months Ended September 30, 1996
            and September 30, 1995 (Unaudited)                        4

            Statements of Cash Flows
            Nine Months Ended September 30, 1996
            and September 30, 1995(Unaudited)                         5

            Notes to Financial Statements                             6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations              7


                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                          11

Item 2.   Changes in Securities                                      11

Item 3.   Defaults Upon Senior Securities                            11

Item 4.   Submission of Matters to a Vote of Security Holders        11

Item 5.   Other Information                                          11

Item 6.   Exhibits and Reports on Form 8-K                           11

Signature Page

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF FINANCIAL POSITION

                                                                            September 30,                  December 31,
($ in thousands)                                                                1996                           1995
                                                                             (Unaudited)
Assets
  Investments
     Fixed income securities available for sale, at
       fair value (amortized cost $1,286,435 and
       $1,219,418)                                                               $ 1,363,625                  $1,424,893
     Mortgage loans                                                                   81,116                      86,394
     Policy loans                                                                     24,557                      22,785
     Short-term                                                                       39,289                       7,257

          Total investments                                                        1,508,587                   1,541,329

  Deferred acquisition costs                                                          59,908                      53,944
  Accrued investment income                                                           17,248                      18,828
  Reinsurance recoverables                                                             2,911                       3,331
  Deferred income taxes                                                                5,305
  Cash                                                                                 2,262                       1,472
  Other assets                                                                         3,552                       3,924
  Separate Accounts                                                                  243,863                     220,141

                   Total assets                                                   $1,843,636                 $ 1,842,969

  Liabilities
     Reserve for life insurance policy benefits                                  $   855,141                 $   838,739
     Contractholder funds                                                            516,144                     499,548
     Deferred income taxes                                                                                        23,659
     Other liabilities and accrued expenses                                           10,211                       8,950
     Net payable to affiliates                                                           959                       1,865
     Separate Accounts                                                               243,863                     220,141

                   Total liabilities                                               1,626,318                   1,592,902

  Shareholder's equity
     Common stock, $25 par value, 80,000 shares
       authorized, issued and outstanding                                              2,000                       2,000
     Additional capital paid-in                                                       45,787                      45,787
     Unrealized net capital gains                                                     26,585                      74,413
     Retained income                                                                 142,946                     127,867

                  Total shareholder's equity                                         217,318                     250,067


                  Total liabilities and shareholder's equity                      $1,843,636                  $1,842,969




See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF OPERATIONS

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,

($ in thousands)                                           1996                 1995              1996             1995

                                                                 (Unaudited)                        (Unaudited)

Revenues
  Premium income (net of reinsurance
   ceded of $626 and $692; $1,820 and
   $1,758)                                                   $ 20,990           $  23,519         $  65,906         $100,126
  Contract charges                                              6,567               5,676            18,872           15,514
  Net investment income                                        28,528              26,622            83,952           77,304
  Realized capital gains and (losses)                         (2,575)                 324           (2,224)           (1,809)

                                                               53,510              56,141           166,506           191,135

Costs and expenses
  Provision for policy benefits (net of
    reinsurance  recoveries of $523 and
    $503; $2,693 and $681)                                     40,298              43,061           125,687           152,832
  Amortization of deferred acquisition costs                    1,498               1,740             4,463             3,500
  Operating costs and expenses                                  4,265               4,060            12,679            13,981

                                                               46,061              48,861           142,829           170,313

Income from operations before
income tax expense                                              7,449               7,280            23,677            20,822

Income tax expense                                              2,609               2,696             8,599             7,543

Net income                                                   $  4,840            $  4,584           $15,078           $13,279
                                                             --------            ---------          --------          -------








See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            September 30,

                                                                                  1996                       1995
($ in thousands)                                                                             (Unaudited)

Cash flows from operating activities
  Net income                                                                       $   15,078                  $  13,279
  Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation, amortization and other
        non-cash items                                                               (19,375)                   (16,430)
     Realized capital gains and losses                                                  2,224                      1,809
     Interest credited to contractholder funds                                         18,178                     19,798
     Increase in reserve for policy benefits and
        contractholder funds                                                           53,962                     88,166
     Increase in deferred policy acquisition costs                                    (4,957)                    (4,429)
     Change in accrued investment income                                                1,580                      (456)
     Change in deferred income taxes                                                  (3,212)                    (5,078)
        Change in other operating assets and
         liabilities                                                                    1,879                      2,799

           Net cash provided by operating activities                                   65,357                     99,458

Cash flows from investing activities
  Proceeds from sales
     Fixed income securities available for sale                                        20,810                     13,526
  Investment collections
     Fixed income securities available for sale                                        50,223                     21,582
     Fixed income securities held to maturity                                                                      2,404
     Mortgage loans                                                                     7,702                      2,890
  Investment purchases
     Fixed income securities available for sale                                     (122,232)                   (84,910)
     Fixed income securities held to maturity                                                                   (32,046)
     Mortgage loans                                                                   (1,825)                    (3,074)
  Change in short-term investments, net                                              (32,032)                   (20,614)
  Change in other investments, net                                                    (1,772)                      (215)
         Net cash used in investing activities                                       (79,126)                  (100,457)

Cash flows from financing activities
  Contractholder fund deposits                                                         49,254                     56,807
  Contractholder fund withdrawals                                                    (34,695)                   (57,052)
         Net cash provided by (used in)
          financing activities                                                         14,559                      (245)

Net increase (decrease) in cash                                                           790                    (1,244)
Cash at beginning of period                                                             1,472                      1,763
                                                                                 ------------                -----------
Cash at end of period                                                            $      2,262               $        519
                                                                                 ------------                -----------

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

               The financial statements and notes as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited. These interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

               To conform with the 1996 presentation, certain items in the prior year's financial statements have been reclassified.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



GENERAL

     The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the discussion and analysis and financial statements and notes thereto found under Items 7 and 8 of Part II of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company, which is wholly owned by a wholly-owned subsidiary ("Parent") of Allstate Insurance Company ("Allstate"), markets life insurance and group and individual annuities in the state of New York, with products consisting predominately of structured settlement annuities sold through independent brokers. The Company also utilizes Allstate agencies and direct marketing to distribute its traditional and universal life and accident and disability insurance products. Certain single and flexible premium annuities are marketed to individuals through the account executives of Dean Witter Reynolds Inc. The Company issues flexible premium deferred variable annuity contracts, also sold through the account executives of Dean Witter Reynolds Inc., the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as the assets and liabilities of the Separate Accounts. Dean Witter InterCapital Inc. manages the funds in which the assets of the Separate Accounts are invested.

        Separate Account assets and liabilities are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Account investments accrue directly to the contractholders (net of fees) and, therefore are not included in the Company's statements of operations.

RESULTS OF OPERATIONS

                                                       Three Months                             Nine Months
                                                    Ended September 30,                     Ended September 30,


($ in thousands)                                 1996                 1995                  1996                1995

Statutory premiums and
   deposits                                      $     44,523         $     45,982          $    133,882        $   164,732

Invested assets (1)                              $  1,431,397         $  1,299,304          $  1,431,397        $ 1,299,304
Separate Account assets (1)                           243,863              208,430               243,863            208,430

Invested assets including
   Separate Account assets                       $  1,675,260         $  1,507,734          $  1,675,260        $ 1,507,734

Premium income and contract
   charges                                       $     27,557         $     29,195          $     84,778        $   115,640
Net investment income                                  28,528               26,622                83,952             77,304
Policy benefits                                        40,298               43,061               125,687            152,832
Operating expenses                                      5,763                5,800                17,142             17,481

Income from operations                                 10,024                6,956                25,901             22,631
Income tax on operations                                3,510                2,583                 9,377              8,176

Net operating income                                    6,514                4,373                16,524             14,455
Realized capital gains and
   losses, after tax                                  (1,674)                  211               (1,446)            (1,176)

Net income                                      $       4,840        $       4,584          $     15,078       $     13,279
                                                -------------        -------------          -------------      -------------


(1) Fixed income securities are included in invested assets in the table above at amortized cost and are carried at fair value in the statements of financial position. Separate Account assets are included at fair value in both the table above and the statements of financial position.


 STATUTORY PREMIUMS AND DEPOSITS

        Statutory premiums, which include premiums and deposits for all products, decreased 3.2% and 18.7% for the third quarter and first nine months of 1996 compared with the same periods of 1995. The decreases for both periods are primarily due to lower sales of structured settlement annuities, partially offset by increased sales of variable annuity and life products.

PREMIUM INCOME, CONTRACT CHARGES AND PROVISION FOR POLICY BENEFITS

        Premium income and contract charges under generally accepted accounting principles ("GAAP") decreased 5.6% and 26.7% for the three-month and nine-month periods ended September 30, 1996 from the same periods in 1995. Under GAAP, revenues vary with the mix of products sold during the period because they exclude deposits on most annuities and premiums on universal life insurance policies. The decrease is due to decreased sales of life contingent annuities as a result of maintaining margins on new business throughout the year. Policy benefits decreased $2.76 million, or 6.4% during the third quarter of 1996, and decreased $27.15 million, or 17.8% for the nine months ended September 30, 1996, also reflecting the decrease in sales of structured settlement annuities with life contingencies, partially offset by higher mortality costs resulting from growth in the life insurance block of business.

NET INVESTMENT INCOME

        Pre-tax net investment income increased 7.2% in the third quarter of 1996 and 8.6% for the nine months ended September 30, 1996, compared to the same periods in 1995. The increases were primarily related to the 10.2% or $132.09 million increase in invested assets. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as new premiums and deposits were invested in securities yielding less than the average portfolio rate.

 OPERATING EXPENSES

        Operating expenses decreased slightly in the third quarter of 1996 and decreased $339 thousand, or 1.9%, for the nine months ended September 30, 1996, compared to the same periods in 1995. The decreases were primarily attributable to reduced acquisition costs due to lower sales of structured settlement annuities.

NET OPERATING INCOME

        Net operating income increased 49.0% during the third quarter of 1996 and increased 14.3% for the first nine months of 1996 compared to the same periods in 1995. The increases were due to growth in assets as well as favorable mortality margins on existing business.

REALIZED CAPITAL GAINS AND LOSSES

        Net realized capital losses after-tax were $1.67 million during the third quarter of 1996 compared to after-tax gains of $211 thousand during the same period in 1995. Fixed income securities were sold at losses in the third quarter of 1996 to reposition a portion of the investment portfolio to improve overall investment yield. Net realized capital losses after-tax increased to $1.45 million for the first nine months of 1996 compared to after-tax losses of $1.18 million for the same period in 1995. The increased losses were due to higher losses on fixed income securities partially offset by reduced mortgage losses.

INVESTMENTS

FIXED INCOME SECURITIES

        The Company monitors the quality of its fixed income securities portfolio, in part, by categorizing certain investments as problem, restructured or potential problem investments. Problem fixed income securities are securities in default with respect to principal or interest or securities issued by companies that went into bankruptcy subsequent to acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal or interest, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal, which causes management to believe these securities may be classified as problem or restructured in the future. At September 30, 1996, problem, restructured and potential problem fixed income securities totaled $3.74 million. There were no problem, restructured, or potential problem fixed income securities at December 31, 1995.


COMMERCIAL MORTGAGE LOANS

        The Company monitors the quality of its mortgage loans by categorizing certain loans as problem, restructured or potential problem. Problem commercial mortgage loans are loans that are in foreclosure, loans for which a principal or interest payment is over 60 days past due, or are current with respect to interest payments, but considered in-substance foreclosed. Restructured commercial mortgage loans have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem commercial mortgage loans include loans which are current with respect to interest payments, or less than 60 days delinquent as to contractual principal or interest payments, but because of other facts and circumstances, management has serious doubts regarding the borrower's ability to pay future interest and principal which causes management to believe these loans may be classified as problem or restructured in the future. Total problem, restructured and potential problem loans, net of valuation allowances of $1.52 million and $1.95 million, were $6.41 million and $9.65 million at September 30, 1996 and December 31, 1995, respectively.

        The carrying value of impaired loans was $4.35 million and $9.65 million as of September 30, 1996 and December 31, 1995, respectively.


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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-K

              (2)    None
              (3)(i) Articles of Incorporation*
                (ii) By-laws*
              (4)    Allstate Life Insurance Company of New York
                     Single Premium Deferred Annuity Contract**
                      Allstate Life Insurance Company of New York Flexible
                     Premium Deferred Annuity Contract*
              (10)   None
              (11)   None
              (15)   None
              (18)   None
              (19)   None
              (22)   None
              (23)(a)Consent of Independent Public Accountants***
                  (b)Consent of Attorneys****
              (24) None
              (27) Financial Data Schedule
              (99) None

       (b)  Reports on 8-K

             No reports on Form 8-K were filed during the third quarter of 1996.


* Previously filed in Form N-4 Registration Statement No.33-65381 dated September 20, 1996 and incorporated by reference.

** Previously filed in Form S-1 Registration Statement No.33-47245 dated November 13, 1992 and incorporated by reference.

*** Previously filed in Form S-1 Registration Statement No.33-47245 dated April 16, 1996 and incorporated by reference.

**** Previously filed in Form S-1 Registration Statement No.33-47245 dated November 13, 1992 and incorporated by reference.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Allstate Life Insurance Company of New York
                                      (Registrant)



November 13, 1996                  /s/ LOUIS G. LOWER, II
------------------                 -----------------------
DATE                               LOUIS G.  LOWER, II
                                   CHAIRMAN OF THE BOARD OF DIRECTORS
                                      and PRESIDENT
                                   (Principal Executive Officer)



November 13, 1996                   /s/ KEVIN R. SLAWIN
-----------------                   --------------------
DATE                                KEVIN R. SLAWIN
                                    Director and Vice President
                                    (Chief Accounting Officer)