Form 10-K405
period 1996-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1997-03-31
CIK 839759

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


    The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

For fiscal year ended December 31, 1996       Commission file number 33-47245
                      -----------------                              --------
                                                                     33-65355
                                                                     --------


                  Allstate Life Insurance Company of New York
            (Exact name of registrant as specified in its charter)


       New York                                        36-2608394
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


                              One Allstate Drive
                                 P.O. Box 9095
                         Farmingville, New York  11738
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 31, 1996 there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

               ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
       (A wholly owned subsidiary of Allstate Life Insurance Company)

                  Annual Report for 1996 On Form 10-K

                          TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I

Item 1.    Business**...........................................   3
Item 2.    Properties**.........................................   4
Item 3.    Legal Proceedings....................................   4
Item 4.    Submission of Matters to a Vote of Security Holders*. N/A

PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters..........................   4
Item 6.    Selected Financial Data*............................. N/A
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................   5
Item 8.    Financial Statements and Supplementary Data..........  12
Item 9.    Disagreements on Accounting and Financial Disclosure. N/A

PART III

Item 10.   Directors and Executive Officers of the Registrant*..  N/A
Item 11.   Executive Compensation*..............................  N/A
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management*..........................................  N/A
Item 13.   Certain Relationships and Related Transactions*......  N/A

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K...................................  13

Index to Financial Statement Schedules..........................  12
Signatures......................................................  14


* Omitted pursuant to General Instruction I(2) of Form 10-K.
**Item prepared in accordance with General Instruction I(2) of Form 10-K.

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

        Allstate Life of New York's operations consist of one business segment which is the sale of life insurance and annuity products.

        Allstate Life of New York's and Allstate Life's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

        Allstate Life of New York is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. There are approximately 1,700 stock, mutual and other types of insurers in business in the United States. A.M. Best Company assigns Allstate Life of New York the rating of A+(g). Under Best's rating policy and procedure, the Company is assigned the Best's rating of its parent company, and is based on the consolidated performance of the parent and its subsidiary. Standard & Poor's Insurance Rating Services assigns an AA+ (Excellent) to the Company's claim paying ability. Moody's Investors Service assigns an Aa3 (Excellent) financial strength rating to the Company. The Company shares the same ratings of its parent, Allstate Life Insurance Company.

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

        Allstate Life of New York is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Allstate Life of New York Separate Accounts which together with the Company issue variable annuity contracts.

ITEM 2.  PROPERTIES

        Allstate Life of New York occupies office space at One Allstate Drive, Farmingville, New York 11738.

ITEM 3.  LEGAL PROCEEDINGS

        The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the financial condition of the Company.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Allstate Life Insurance Company of New York
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

     The following discussion highlights significant factors influencing results of operations and financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and related notes.

     The Company, which is wholly owned by a wholly owned subsidiary of Allstate Insurance Company ("AIC"), markets a broad line of life insurance and annuity products in the State of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Annuities include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents including life specialists, banks and other financial institutions, brokers and direct response marketing.

Results of Operations
($ in thousands)
                                                         1996         1995         1994
                                                      ----------   ----------   ----------
Statutory premiums and deposits                       $  235,634   $  216,361   $  153,000
                                                      ====================================
Investments                                            1,636,654    1,541,329    1,172,524

Separate Account assets                                  260,668      220,141      175,918
                                                      ----------   ----------   ----------
Investments and Separate Account assets                1,897,322    1,761,470    1,348,442
                                                      ====================================
Premiums and contract charges (net of reinsurance)       117,106      148,316       88,560

Net investment income                                    112,862      104,384       96,911

Contract benefits (net of reinsurance)                   172,772      198,055      137,434

Operating costs and expenses                              23,386       23,366       20,205

Early retirement program                                       -            -        1,210
                                                      ----------   ----------   ----------
Income from operations                                    33,810       31,279       26,622

Income tax expense on operations                          12,221       10,557        8,907
                                                      ----------   ----------   ----------
Net operating income                                      21,589       20,722       17,715

Realized capital losses and gains, after tax              (1,028)      (1,200)         506
                                                      ----------   ----------   ----------
Net income                                            $   20,561   $   19,522   $   18,221
                                                      ====================================

                  Allstate Life Insurance Company of New York
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

     Premiums, deposits and contract charges

     Statutory premiums, which include premiums and deposits for all products, increased $19.3 million or 8.9% in 1996 from 1995. The increase is largely the result of a sale of a funding agreement, a type of investment contract first sold by the Company in 1996, as well as higher sales of variable annuity and life insurance products, partially offset by lower sales of structured settlement annuities. Sales of funding agreements may not continue, as they are entered into based on the Company's assessment of market opportunities. In 1995, statutory premiums increased $63.4 million or 41.4% compared to 1994 levels primarily due to growth in sales of individual annuities. Increased sales of structured settlement annuities in 1995 were partially offset by a decrease in the sales of variable annuities. Individual annuities comprised 55.4% and 77.3% of statutory premiums and deposits in 1996 and 1995, respectively.

     Premiums and contract charges under generally accepted accounting principles ("GAAP") decreased 21.0% in 1996 and increased 67.5% in 1995. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. The changes in premiums and contract charges in 1996 and 1995 primarily reflect fluctuations in the level of sales of structured settlement annuities sold with life contingencies. Provision for policy benefits decreased $25.3 million or 12.8%, during 1996 and increased $60.6 million or 44.1%, during 1995. These changes also result primarily from the fluctuations in the level of sales of structured settlement annuities with life contingencies. GAAP premium and contract charges will vary with the mix of products sold during the period.

     Net investment income

     Pretax net investment income increased 8.1% in 1996 primarily due to growth of 13.3% or $178.2 million in investments excluding unrealized gains on fixed income securities. The additional investment income earned on the higher base of assets is partially offset by lower yields on fixed income securities. Pretax net investment income increased 7.7% in 1995 primarily due to the 12.8% or $151.8 million increase in investments excluding unrealized gains on fixed income securities. The increase in investments resulted primarily from growth in new business, partially offset by surrenders, withdrawals and benefits paid.

     In low interest rate environments, funds from maturing investments may be reinvested at substantially lower interest rates than those which prevailed when the funds were previously invested.

     Realized capital gains and losses

     Realized capital losses of $1.0 million after tax in 1996 were 14.3% lower than those reported in 1995. Reduced mortgage losses were partially offset by losses incurred on the sale of fixed income securities to reposition a portion of the investment portfolio to improve overall yield in 1996. Net capital losses were realized in 1995 as compared to net capital gains in 1994. Capital losses in 1995 were realized primarily from writedowns of mortgage loans, partially offset by gains on sales of fixed income securities. In 1994, the Company experienced lower asset writedowns and, as a result, realized net capital gains from sales of securities and bond calls.

                  Allstate Life Insurance Company of New York
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

     Operating expenses

     Operating expenses were essentially unchanged in 1996. The 15.6% increase in 1995 operating expense resulted from an increase in amortization of deferred acquisition costs. In 1994, the Company recognized an after tax charge of $787 thousand related to the cost of an early retirement program offered to certain home office employees. The program provided one year of salary continuation and related benefits and an enhanced retirement benefit.

     Net operating income

     Net operating income increased 4.2% in 1996 and 17.0% in 1995. The increase in 1996 is the result of growth in investments partially offset by less favorable mortality experience on structured settlement annuities with life contingencies. The increase in net operating income in 1995 was primarily due to higher margins and growth in revenues.


Market Risk

     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposure is to changes in interest rates. The Company does not currently have material exposures to equity price, commodity price, or foreign currency exchange risk.

     The active management of market risk is integral to the Company's operations. The Company may use the following tools to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of future investments purchased or
3) use derivatives to modify the interest rate characteristics of existing assets and liabilities or assets expected to be purchased. (See the financial futures contracts section in "Investments" and Note 5 to the financial statements for a more detailed discussion of these products.)

     The Company offers a variety of annuities including fixed rate single and flexible premium deferred annuities and single premium immediate annuities, including structured settlement annuities. For such products, the Company invests premiums and deposits to create cash flows that will fund future claims, benefits and expenses, and earn stable margins.

     The Company calculates effective durations of assets and liabilities and monitors quarterly whether the asset-liability duration gap is within desired tolerances. The primary tools for managing investment portfolios in relation to liabilities are simulation models (including cash flow and duration analysis), asset allocation models and periodic analysis of portfolio composition compared to specifications. In addition, the Company uses financial futures to hedge the interest rate risk related to asset liability management.

                  Allstate Life Insurance Company of New York
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Investments

     The composition of the investment portfolio at December 31, 1996 is presented at carrying value in the table below (see Notes 2 and 4 to the financial statements for investment accounting policies and additional information).

                                        Percent
($ in thousands)                       to total
                                       ---------
Fixed income securities     1,500,783      91.7%
Mortgage loans                 84,657       5.2
Short-term                     25,855       1.6
Policy loans                   25,359       1.5
                           ----------     -----

Total                      $1,636,654     100.0%
                           ==========     =====

     Fixed income securities

     The Company's fixed income securities portfolio consists of tax-exempt municipal bonds, publicly traded corporate bonds, privately-placed securities, mortgage-backed securities, asset-backed securities, and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1996, net unrealized capital gains on the fixed income securities portfolio totaled $122.6 million compared to $205.5 million as of December 31, 1995. The decrease in the unrealized gain position is primarily attributable to rising interest rates.

     Substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     As of December 31, 1996, the fixed income securities portfolio included $492.8 million of privately-placed corporate obligations, compared with $466.2 million at December 31, 1995. The benefits of privately-placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. The relative disadvantages of privately-placed securities as compared to public securities include reduced liquidity and in some cases limited access to information. All of the privately-placed securities are rated as investment grade by either the NAIC or the Company's internal ratings. The Company determines the fair value of privately-placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

     At December 31, 1996 and 1995, $194.2 million and $200.9 million, respectively, of the fixed income portfolio were invested in mortgage-backed securities ("MBS"). At December 31, 1996, all of the MBS were investment grade and approximately 81.6% have underlying collateral that is guaranteed by U.S. government entities, thus credit risk was minimal.

                  Allstate Life Insurance Company of New York
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

     MBS, however, are subject to interest rate risk as the duration and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk by purchasing MBS whose cost does not significantly exceed par value, and with repayment protection to provide a more certain cash flow to the Company. At December 31, 1996, the amortized cost of the MBS portfolio was below par value by $6.9 million and over 34% of the MBS portfolio was invested in planned amortization class bonds. This type of MBS is repaid over a predetermined time period, which is guaranteed to be met under most circumstances.

     The fixed income securities portfolio contained $31.5 million and $24.7 million of asset-backed securities ("ABS") at December 31, 1996 and 1995, respectively. ABS are subject to many of the same risks as MBS, but to a lesser degree because of the nature of the underlying assets. The Company attempts to mitigate these risks by primarily investing in highly-rated, publicly-traded, intermediate term ABS at par value. At December 31, 1996, the amortized cost of the ABS portfolio was below par value by $327 thousand.

     The Company closely monitors its fixed income portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

     Mortgage loans

     The Company's $84.6 million investment in mortgage loans at December 31, 1996 is comprised primarily of loans secured by first mortgages on developed commercial real estate. Property type diversification is a key consideration used to manage the Company's mortgage loan risk.

     The Company closely monitors its commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of a higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon discounted property cash flow projections, which are updated as conditions change or at least annually.

     In 1996, $8.6 million of commercial mortgage loans were contractually due. Of these, 20.3% were paid as due, and 79.7% were refinanced at prevailing market terms. For contractual maturities of the commercial mortgage loan portfolio as of December 31, 1996, and for loans that were not in foreclosure see Note 4 of the financial statements. The Company expects to continue to extend the maturity of certain maturing loans at prevailing interest rates where the borrower is unable to obtain financing elsewhere. Depending on the interest rate environment, some loans may not be able to be extended at prevailing market rates.

     Short-term investments

     The Company's short-term investment portfolio was $25.9 million and $7.3 million at December 31, 1996 and 1995, respectively. The Company invests all available cash balances in taxable and tax-exempt short-term securities having a final maturity date or redemption date of one year or less.

                  Allstate Life Insurance Company of New York
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

      Financial futures contracts

      The Company uses financial futures contracts to reduce its exposure to interest rate risk on its investments as well as to improve asset/liability management. The Company does not hold or issue these instruments for trading purposes. At December 31, 1996, the Company had $6.7 million in notional amount of futures contracts outstanding, all of which mature within one year. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial futures contracts. However, such nonperformance is not expected because the Company utilizes highly rated counterparties, establishes risk control limits and maintains ongoing monitoring procedures. In addition, futures contracts have limited off-balance-sheet credit risk as they are executed on organized exchanges and require security deposits, as well as the daily cash settlement of margins.

     Separate Accounts

     Separate Account balances increased 18.4% from $220.1 million at December 31, 1995 to $260.7 million at December 31, 1996 due to favorable investment performance of the Separate Account investment portfolios and sales of flexible premium deferred variable annuity contracts, partially offset by variable annuity contract surrenders and withdrawals.

     Reserve for life-contingent contract benefits

     The reserve for life-contingent contract benefits increased 8.7% to $911.5 million at December 31, 1996, resulting primarily from the sales of structured settlement annuities with life contingencies.


Liquidity and Capital Resources

     Capital resources

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. At December 31, 1996, RBC for the Company was significantly above levels which would require regulatory action.

     Financial ratings and strength

     Claims-paying ability ratings at December 31, 1996 assigned to the Company include AA+, A+(g) and Aa3 from Standard & Poor's, A.M. Best and Moody's, respectively.

     Liquidity

     The Company's principal sources of funds are premiums, deposits, and collections of principal and income from the investment portfolio. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities and surrenders, and operating costs.

                  Allstate Life Insurance Company of New York
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

     Fixed income securities represent 91.7% of the Company's total investments. The maturity structure of these securities is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's product portfolio, primarily fixed deferred annuities and universal life insurance policies, is subject to discretionary surrender and withdrawal by customers. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity policyholders, under various interest rate scenarios.


Other Developments

     The initial draft of the NAIC's codification of statutory accounting practices will be distributed in March 1997 for a six-month public exposure period. Finalization of the codification is expected to occur in late 1997 or early 1998, with implementation tentatively planned for January 1, 1999. Due to the possible changes resulting from the public exposure of the codification, the potential impact to statutory surplus is not determinable at this time.


Pending Accounting Standard

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities." This standard distinguishes between transfers of financial assets as sales versus financing transactions based upon relinquishment of control and addresses the accounting for securitizations, securities lending, repurchase agreements and insubstance defeasance transactions. The requirements of this statement that were effective on January 1, 1997 were adopted and are not expected to have a material impact on the results of operations or financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Financial Statements

                                     Index
                                     -----

                                                                            Page
                                                                            ----
Independent Auditors' Report............................................... F-1

Financial Statements:

           Statements of Financial Position,
                  December 31, 1996 and 1995............................... F-2


           Statements of Operations for the Years Ended
                  December 31, 1996, 1995 and 1994......................... F-3

           Statements of Shareholder's Equity for the Years Ended
                  December 31, 1996, 1995 and 1994......................... F-4

           Statements of Cash Flows for the Years Ended
                  December 31, 1996, 1995 and 1994......................... F-5

           Notes to Financial Statements................................... F-6

           Schedule IV - Reinsurance for the Years Ended
                  December 31, 1996, 1995 and 1994......................... F-23

           Schedule V - Valuation and Qualifying Accounts
                  December 31, 1996, 1995 and 1994......................... F-24

                         INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK:

  We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company") as of December 31, 1996 and 1995, and the related Statements of Operations, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1996. Our audits also included Schedule IV--Reinsurance and Schedule V-- Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company of New York as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV--Reinsurance and Schedule V--Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 1997

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                        STATEMENTS OF FINANCIAL POSITION

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
                                                            ($ IN THOUSANDS)
ASSETS
  Investments
    Fixed income securities, at fair value (amortized
     cost $1,378,155 and $1,219,418)..................... $1,500,783 $1,424,893
    Mortgage loans.......................................     84,657     86,394
    Policy loans.........................................     25,359     22,785
    Short-term...........................................     25,855      7,257
                                                          ---------- ----------
      Total investments..................................  1,636,654  1,541,329
  Deferred acquisition costs.............................     61,559     53,944
  Accrued investment income..............................     20,321     18,828
  Reinsurance recoverables...............................      2,566      3,331
  Cash...................................................      1,027      1,472
  Other assets...........................................      7,489      3,924
  Separate Accounts......................................    260,668    220,141
                                                          ---------- ----------
      Total assets....................................... $1,990,284 $1,842,969
                                                          ========== ==========
LIABILITIES
  Reserve for life-contingent contract benefits.......... $  911,457 $  838,739
  Contractholder funds...................................    572,480    499,548
  Deferred income taxes..................................      3,692     23,659
  Other liabilities and accrued expenses.................      6,405      8,950
  Net payable to affiliates..............................      2,515      1,865
  Separate Accounts......................................    260,668    220,141
                                                          ---------- ----------
      Total liabilities..................................  1,757,217  1,592,902
                                                          ---------- ----------
SHAREHOLDER'S EQUITY
  Common stock, $25 par value, 80,000 shares authorized,
   issued and outstanding................................      2,000      2,000
  Additional capital paid-in.............................     45,787     45,787
  Unrealized net capital gains...........................     36,852     74,413
  Retained income........................................    148,428    127,867
                                                          ---------- ----------
      Total shareholder's equity.........................    233,067    250,067
                                                          ---------- ----------
      Total liabilities and shareholder's equity......... $1,990,284 $1,842,969
                                                          ========== ==========

                       See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                            STATEMENTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                        ($ IN THOUSANDS)
Revenues
  Life and annuity premiums (net of reinsurance
   ceded of $2,273, $2,147 and $2,198)............ $ 91,825  $126,713  $ 70,070
  Contract charges................................   25,281    21,603    18,490
  Net investment income...........................  112,862   104,384    96,911
  Realized capital gains and losses...............   (1,581)   (1,846)      778
                                                   --------  --------  --------
                                                    228,387   250,854   186,249
                                                   --------  --------  --------
Costs and expenses
  Life and annuity contract benefits (net of rein-
   surance recoveries of $2,827, $1,581 and
   $1,860)........................................  172,772   198,055   137,434
  Amortization of deferred acquisition costs......    6,512     5,502     3,875
  Operating costs and expenses....................   16,874    17,864    16,330
  Early retirement program........................      --        --      1,210
                                                   --------  --------  --------
                                                    196,158   221,421   158,849
                                                   --------  --------  --------
Income from operations before income tax expense..   32,229    29,433    27,400
Income tax expense................................   11,668     9,911     9,179
                                                   --------  --------  --------
Net income........................................ $ 20,561  $ 19,522  $ 18,221
                                                   ========  ========  ========


                       See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                        ($ IN THOUSANDS)
Common stock...................................... $  2,000  $  2,000  $  2,000
                                                   --------  --------  --------
Additional capital paid-in........................   45,787    45,787    45,787
                                                   --------  --------  --------
Unrealized net capital gains and losses
  Balance, beginning of year......................   74,413    (6,891)   25,391
  Net (decrease) increase.........................  (37,561)   81,304   (32,282)
                                                   --------  --------  --------
  Balance, end of year............................   36,852    74,413    (6,891)
                                                   --------  --------  --------
Retained income
  Balance, beginning of year......................  127,867   108,345    90,124
  Net income......................................   20,561    19,522    18,221
                                                   --------  --------  --------
  Balance, end of year............................  148,428   127,867   108,345
                                                   --------  --------  --------
    Total shareholder's equity.................... $233,067  $250,067  $149,241
                                                   ========  ========  ========



                       See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                            STATEMENTS OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
                                                     ($ IN THOUSANDS)
Cash flows from operating activities
  Net income.................................. $  20,561  $  19,522  $  18,221
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation, amortization and other non-
     cash items...............................   (26,172)   (22,348)   (18,969)
    Realized capital gains and losses.........     1,581      1,846       (778)
    Interest credited to contractholder funds.    25,817     26,924     27,233
    Increase in life-contingent contract bene-
     fits and contractholder funds............    75,217    103,513     55,233
    Increase in deferred acquisition costs....    (6,859)    (5,537)    (6,850)
    Increase in accrued investment income.....    (1,493)    (2,497)      (102)
    Change in deferred income taxes...........       257     (2,677)    (5,993)
    Changes in other operating assets and lia-
     bilities.................................    (4,234)     3,897    (18,082)
                                               ---------  ---------  ---------
      Net cash provided by operating activi-
       ties...................................    84,675    122,643     49,913
                                               ---------  ---------  ---------
Cash flows from investing activities
  Proceeds from sales of fixed income securi-
   ties.......................................    28,454     13,526     49,903
  Investment collections
    Fixed income securities available for
     sale.....................................    72,751     30,871     54,796
    Fixed income securities held to maturity..       --       3,067     17,186
    Mortgage loans............................    12,508      6,499      9,744
  Investment purchases
    Fixed income securities available for
     sale.....................................  (236,252)  (142,205)  (137,684)
    Fixed income securities held to maturity..       --     (32,046)   (38,709)
    Mortgage loans............................   (10,325)    (9,864)   (10,132)
  Change in short-term investments, net.......   (18,598)       (45)    41,528
  Change in policy loans, net.................    (2,574)      (859)    (2,133)
                                               ---------  ---------  ---------
      Net cash used in investing activities...  (154,036)  (131,056)   (15,501)
                                               ---------  ---------  ---------
Cash flows from financing activities
  Contractholder fund deposits................   115,420     76,534     57,468
  Contractholder fund withdrawals.............   (46,504)   (68,412)   (92,574)
                                               ---------  ---------  ---------
      Net cash provided by (used in) financing
       activities.............................    68,916      8,122    (35,106)
                                               ---------  ---------  ---------
Net decrease in cash..........................      (445)      (291)      (694)
Cash at beginning of year.....................     1,472      1,763      2,457
                                               ---------  ---------  ---------
Cash at end of year........................... $   1,027  $   1,472  $   1,763
                                               =========  =========  =========

                       See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                         NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1. GENERAL

 BASIS OF PRESENTATION

  The accompanying financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"). The Company is wholly owned by a wholly owned subsidiary ("Parent") of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend (the "Distribution"). These financial statements have been prepared in conformity with generally accepted accounting principles.

  To conform with the 1996 presentation, certain items in the prior years' financial statements and notes have been reclassified.

 NATURE OF OPERATIONS

  The Company markets a broad line of life insurance and annuity products in the State of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Annuities include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents, banks and other financial institutions, brokers and direct response marketing.

  Structured settlement annuity contracts issued by the Company are long-term in nature and involve fixed guarantees relating to the amount and timing of benefit payments. In addition, single and flexible premium deferred annuity contracts issued by the Company are subject to discretionary withdrawal or surrender by the contractholder, subject to applicable surrender charges. In a low interest rate environment, funds from maturing investments, particularly those supporting long-term structured settlement annuity obligations, may be reinvested at substantially lower interest rates than those which prevailed when the funds were previously invested.

  The Company utilizes various modeling techniques in managing the relationship between assets and liabilities. The fixed income securities supporting the Company's obligations have been selected to meet, to the extent possible, the anticipated cash flow requirements of the related liabilities. The Company employs strategies to minimize its exposure to interest rate risk and to maintain investments which are sufficiently liquid to meet obligations to contractholders in various interest rate scenarios.

  The Company monitors economic and regulatory developments which have the potential to impact its business. There continues to be proposed federal legislation and regulation that would allow banks greater participation in securities and insurance businesses, which could present an increased level of competition for sales of the Company's annuity contracts. Furthermore, the market for deferred annuities and interest-

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                               ($ IN THOUSANDS)
sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the market for these products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 INVESTMENTS

  Fixed income securities include bonds and mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, certain deferred acquisition costs and reserves for life-contingent contract benefits, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses.

  Mortgage loans are carried at outstanding principal balance, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Valuation allowances on loans not considered to be impaired are established based on consideration of the underlying collateral, borrower financial strength, current and expected future market conditions and other factors.

  Short-term investments are carried at cost which approximates fair value. Policy loans are carried at the unpaid principal balances.

  Investment income consists primarily of interest, which is recognized on an accrual basis. Interest income on mortgage-backed and asset-backed securities is determined on the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

 DERIVATIVE FINANCIAL INSTRUMENTS

  The Company utilizes futures contracts which are derivative financial instruments. When futures meet specific criteria they may be designated as accounting hedges and accounted for on a deferral basis, depending upon the nature of the hedge strategy, and the method used to account for the hedged item.

  If, subsequent to entering into a hedge transaction, the future becomes ineffective (including if the hedged item is sold or otherwise extinguished or the occurrence of a hedged anticipatory transaction is no longer probable), the Company terminates the derivative position. Gains and losses on these terminations are reported in realized capital gains and losses in the period they occur. The Company may also terminate

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
the derivatives as a result of other events or circumstances. Gains and losses on these terminations are either deferred and amortized over the remaining life of the hedged item or are reported in shareholder's equity, consistent with the accounting for the hedged item.

  When the Company uses futures as hedging instruments, the derivative must reduce the primary market risk exposure on an enterprise basis in conjunction with the hedge strategy; be designated as a hedge at the inception of the transaction; and be highly correlated with the fair value of, or interest income or expense associated with, the hedged item at inception and throughout the hedge period.

  Under deferral accounting, gains and losses on derivatives are deferred on the statement of financial position and recognized in earnings in conjunction with earnings on the hedged item. The Company accounts for interest rate futures as hedges using deferral accounting for anticipatory investment purchases and sales when the criteria discussed above are met. In addition, anticipated transactions must be probable of occurrence and their significant terms and characteristics identified.

  Changes in fair values of these derivatives are initially deferred as other liabilities and accrued expenses. Once the anticipated transaction occurs, the deferred gains or losses are considered part of the cost basis of the asset and reported net of tax in shareholder's equity or recognized as a gain or loss from disposition of the asset, as appropriate. The Company reports initial margin deposits on futures in short-term investments. Fees and commissions paid on these derivatives are also deferred as an adjustment to the carrying value of the hedged item.

 RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES

  Premiums for traditional life insurance are recognized as revenue when due. Accident and disability premiums are earned on a pro rata basis over the policy period. Revenues on interest-sensitive life insurance contracts are comprised of contract charges and fees, and are recognized when assessed against the policyholder account balance. Revenues on investment contracts include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balances. Gross premium in excess of the net premium on limited payment contracts, primarily structured settlement annuities when sold with life contingencies, are deferred and recognized over the contract period.

 REINSURANCE

  Certain premiums and contract benefits are ceded and reflected net of such cessions in the statements of operations. Reinsurance recoverable and the related reserves for life-contingent contract benefits are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
 DEFERRED ACQUISITION COSTS

  Certain costs of acquiring life and annuity business, principally agents' remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses are deferred and amortized to income. For traditional life, limited payment contracts and accident and disability, these costs are amortized in proportion to the estimated revenues on such business. For interest-sensitive life insurance and investment contracts, the costs are amortized in relation to the present value of estimated gross profits on such business. Changes in the amount or timing of estimated gross profits will result in adjustments in the cumulative amortization of these costs. To the extent that unrealized gains or losses on fixed income securities carried at fair value would result in an adjustment of deferred acquisition costs had those gains or losses actually been realized, the related unamortized deferred acquisition costs are recorded as a reduction of the unrealized gains or losses included in shareholder's equity.

 INCOME TAXES

  The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax regulations. The principal assets and liabilities giving rise to such differences are insurance reserves and deferred acquisition costs. Deferred income taxes also arise from unrealized capital gains or losses on fixed income securities carried at fair value.

 SEPARATE ACCOUNTS

  The Company issues flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as assets and liabilities of the Separate Accounts. Assets and liabilities of the Separate Accounts represent funds of Allstate Life of New York Variable Annuity Account, Allstate Life of New York Variable Annuity Account II and Allstate Life of New York Separate Account A ("Separate Accounts"), unit investment trusts registered with the Securities and Exchange Commission.

  Assets of the Separate Accounts are invested in funds of management investment companies, and are carried at fair value. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administration fees and mortality and expense risk charges.

 RESERVES FOR LIFE-CONTINGENT CONTRACT BENEFITS

  The reserve for life-contingent contract benefits, which relates to traditional life insurance, group annuities and structured settlement annuities with life contingencies, disability insurance and accident

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
insurance, is computed on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Reserve interest rates ranged from 4.0% to 9.51% during 1996. To the extent that unrealized gains on available for sale securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves is recorded as a reduction of the unrealized gains included in shareholder's equity.

 CONTRACTHOLDER FUNDS

  Contractholder funds arise from the issuance of individual or group contracts that include an investment component, including most annuities and interest-sensitive life insurance contracts. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Credited interest rates on contractholder funds ranged from 3.1% to 9.75% for those contracts with fixed interest rates and from 3.55% to 8.42% for those with flexible rates during 1996.

 OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

  Commitments to extend mortgage loans have only off-balance-sheet risk because their contractual amounts are not recorded in the Company's statements of financial position.

 USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RELATED PARTY TRANSACTIONS

 REINSURANCE

  The Company cedes business to the Parent under reinsurance treaties to limit aggregate and single exposures on large risks. Premiums and policy benefits ceded totaled $1,383 and $1,662 in 1996, $1,259 and $278 in 1995, and $1,181
and $1,877 in 1994, respectively. Included in the reinsurance recoverable at December 31, 1996 and 1995 are amounts due from the Parent of $965 and $1,212.

 STRUCTURED SETTLEMENT ANNUITIES

  AIC, through an affiliate, purchased $15,610, $11,243, and $7,568 of structured settlement annuities from the Company in 1996, 1995 and 1994, respectively. Of these amounts, $8,517, $4,164 and $1,221

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
relate to structured settlement annuities with life contingencies and are included in premium income in 1996, 1995 and 1994, respectively. Additionally, the reserve for life-contingent contract benefits was increased by approximately 94% of such premium received in each of these years.

 BUSINESS OPERATIONS

  The Company utilizes services and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC for the operating expenses incurred by AIC on its behalf. The cost to the Company is determined by various allocation methods and is primarily related to the level of the services provided. Expenses allocated to the Company were $23,134, $21,288 and $17,320 in 1996, 1995 and 1994, respectively. A portion of these expenses related to the acquisition of life and annuity business is deferred and amortized over the contract period.

4. INVESTMENTS

 FAIR VALUES

  The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

                                                    GROSS UNREALIZED
                                         AMORTIZED  ----------------     FAIR
AT DECEMBER 31, 1996                        COST     GAINS   LOSSES     VALUE
--------------------                     ---------- -------- -------  ----------
U.S. government and agencies............ $  387,806 $ 54,349 $(2,642) $  439,513
Municipal...............................     36,158    1,883    (406)     37,635
Corporate...............................    734,500   68,022  (4,592)    797,930
Mortgage-backed securities..............    188,480    6,793  (1,106)    194,167
Asset-backed securities.................     31,211      394     (67)     31,538
                                         ---------- -------- -------  ----------
  Total fixed income securities......... $1,378,155 $131,441 $(8,813) $1,500,783
                                         ========== ======== =======  ==========
                                                    GROSS UNREALIZED
                                         AMORTIZED  ----------------     FAIR
AT DECEMBER 31, 1995                        COST     GAINS   LOSSES     VALUE
--------------------                     ---------- -------- -------  ----------
U.S. government and agencies............ $  336,331 $ 99,750 $  (526) $  435,555
Municipal...............................     36,002    2,831     (92)     38,741
Corporate...............................    633,731   92,073    (767)    725,037
Mortgage-backed securities..............    189,436   11,600    (164)    200,872
Asset-backed securities.................     23,918      770     --       24,688
                                         ---------- -------- -------  ----------
  Total fixed income securities......... $1,219,418 $207,024 $(1,549) $1,424,893
                                         ========== ======== =======  ==========

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

 SCHEDULED MATURITIES

  The scheduled maturities for fixed income securities are as follows at December 31, 1996:

                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
Due in one year or less.................................. $   16,350 $   16,842
Due after one year through five years....................     85,776     89,809
Due after five years through ten years...................    228,717    240,079
Due after ten years......................................    827,621    928,348
                                                          ---------- ----------
                                                           1,158,464  1,275,078
Mortgage-backed and asset-backed securities..............    219,691    225,705
                                                          ---------- ----------
  Total.................................................. $1,378,155 $1,500,783
                                                          ========== ==========

  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

 NET INVESTMENT INCOME

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                        1996     1995    1994
                                                      -------- -------- -------
Fixed income securities.............................. $104,583 $ 95,212 $88,149
Mortgage loans.......................................    7,113    7,999   8,092
Other................................................    2,942    2,744   2,246
                                                      -------- -------- -------
  Investment income, before expense..................  114,638  105,955  98,487
  Investment expense.................................    1,776    1,571   1,576
                                                      -------- -------- -------
  Net investment income.............................. $112,862 $104,384 $96,911
                                                      ======== ======== =======

 REALIZED CAPITAL GAINS AND LOSSES

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1996     1995     1994
                                                       -------  -------  ------
Fixed income securities............................... $(1,522) $   422  $1,570
Mortgage loans........................................     (59)  (2,268)   (792)
                                                       -------  -------  ------
  Realized capital losses and gains...................  (1,581)  (1,846)    778
  Income taxes........................................    (553)    (646)    272
                                                       -------  -------  ------
  Realized capital losses and gains, after tax........ $(1,028) $(1,200) $  506
                                                       =======  =======  ======

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
 PROCEEDS FROM SALES OF FIXED INCOME SECURITIES

  Proceeds from sales of investments in fixed income securities were $28,454, $13,526 and $49,903 in 1996, 1995 and 1994, respectively. Gross gains of $480,
$172 and $1,743 and gross losses of $2,308, $105 and $973 were realized on sales of fixed income securities during 1996, 1995 and 1994, respectively.

 UNREALIZED NET CAPITAL GAINS

  Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 1996 are as follows:

                                                  COST/
                                                AMORTIZED             UNREALIZED
                                                   COST    FAIR VALUE NET GAINS
                                                ---------- ---------- ----------
Fixed income securities........................ $1,378,155 $1,500,783  $122,628
                                                ========== ==========
Reserves for life insurance policy benefits....                         (65,300)
Deferred income taxes..........................                         (19,844)
Deferred acquisition costs and other...........                            (632)
                                                                       --------
  Unrealized net capital gains.................                        $ 36,852
                                                                       ========

 CHANGE IN UNREALIZED NET CAPITAL GAINS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Fixed income securities.......................... $(82,847) $216,975  $(52,740)
Reserves for life insurance policy benefits......   24,300   (89,600)      --
Deferred income taxes............................   20,224   (43,779)   17,382
Deferred acquisition costs and other.............      762    (2,292)    3,076
                                                  --------  --------  --------
  Change in unrealized net capital gains......... $(37,561) $ 81,304  $(32,282)
                                                  ========  ========  ========

 INVESTMENT LOSS PROVISIONS AND VALUATION ALLOWANCES

  Pretax provisions for investment losses, principally relating to other than temporary declines in value on fixed income securities and valuation allowances on mortgage loans were $208, $2,448 and $627 in 1996, 1995 and 1994, respectively.

 MORTGAGE LOAN IMPAIRMENT

  A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

  The Company had no impaired loans at December 31, 1996. The net carrying value of impaired loans at December 31, 1995 was $9,647, measured at the fair value of the collateral. The total investment in impaired mortgage loans before valuation allowance at December 31, 1995 was $11,581 and the related allowance on these impaired loans was $1,934.

  Activity in the valuation allowance for all mortgage loans for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                                1996     1995
                                                               -------  -------
      Balance at January 1.................................... $ 1,952  $ 1,179
        Additions.............................................     207    1,930
        Direct write-downs....................................  (1,934)  (1,157)
                                                               -------  -------
      Balance at December 31.................................. $   225  $ 1,952
                                                               =======  =======

  Interest income is recognized on a cash basis for impaired loans carried at the fair value of the collateral, beginning at the time of impairment. For other impaired loans, interest is accrued based on the net carrying value. The Company recognized interest income of $281 and $1,398 on impaired loans during 1996 and 1995, respectively, of which $281 and $1,194 was received in cash during 1996 and 1995, respectively. The average recorded investment in impaired loans was $5,154 and $8,900 during 1996 and 1995, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION

  The Company maintains a diversified portfolio of municipal bonds. The largest concentrations in the portfolio are presented below. Except for the following, holdings in no other state exceeded 2.7% of the carrying value of the portfolio at December 31, 1996:

  (% of municipal bond portfolio carrying value)

                                                               AT DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      Ohio....................................................    25.9%    26.8%
      California..............................................    24.3     23.1
      Illinois................................................    19.0     19.7
      Maryland................................................     7.8      7.6
      Maine...................................................     5.7      5.7
      New York................................................     5.3      5.3
      Minnesota...............................................     5.3      5.2

  The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
to the borrower. The states with the largest portion of the commercial mortgage loan portfolio are as listed below. Except for the following, holdings in no other state exceed 2.3% of the portfolio at December 31, 1996:

  (% of commercial mortgage portfolio carrying value)

                                                               AT DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      California..............................................    49.1%    56.7%
      Illinois................................................    21.3     22.9
      New York................................................    21.1     11.1

  The types of properties collateralizing the commercial mortgage loans are as follows:

  (% of commercial mortgage portfolio carrying value)

                                                               AT DECEMBER 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
      Retail..................................................    39.1%    39.5%
      Warehouse...............................................    24.2     32.1
      Apartment complex.......................................    14.6      4.5
      Office buildings........................................    14.3     16.0
      Industrial..............................................     6.8      6.9
      Other...................................................     1.0      1.0
                                                               -------  -------
                                                                 100.0%   100.0%
                                                               =======  =======

 SECURITIES ON DEPOSIT

  At December 31, 1996, fixed income securities with a carrying value of $1,829 were on deposit with regulatory authorities as required by law.

5. FINANCIAL INSTRUMENTS

  In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including deferred acquisition costs and reinsurance recoverables) and liabilities (including reserve for life-contingent contract benefits and deferred income taxes) are not

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, including accrued investment income and cash, are generally of a short-term nature. It is assumed that their carrying value approximates fair value.

 FINANCIAL ASSETS

                                                           CARRYING     FAIR
      AT DECEMBER 31, 1996                                  VALUE      VALUE
      --------------------                                ---------- ----------
      Fixed income securities............................ $1,500,783 $1,500,783
      Mortgage loans.....................................     84,657     83,789
      Short-term investments.............................     25,855     25,855
      Policy loans.......................................     25,359     25,359
      Separate Accounts..................................    260,668    260,668
      AT DECEMBER 31, 1995
      --------------------
      Fixed income securities............................ $1,424,893 $1,424,893
      Mortgage loans.....................................     86,394     89,517
      Short-term investments.............................      7,257      7,257
      Policy loans.......................................     22,785     22,785
      Separate Accounts..................................    220,141    220,141

  Carrying value and fair value include the effects of derivative financial instruments where applicable.

  Fair values for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value approximates fair value. The carrying value of policy loans approximates its fair value. Assets of the Separate Accounts are carried in the statements of financial position at fair value.

 FINANCIAL LIABILITIES

                                                              CARRYING   FAIR
      AT DECEMBER 31, 1996                                     VALUE    VALUE
      --------------------                                    -------- --------
      Contractholder funds on investment contracts........... $421,642 $430,696
      Separate Accounts......................................  260,668  260,668
                                                              CARRYING   FAIR
      AT DECEMBER 31, 1995                                     VALUE    VALUE
      --------------------                                    -------- --------
      Contractholder funds on investment contracts........... $366,481 $392,111
      Separate Accounts......................................  220,141  220,141

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                               ($ IN THOUSANDS)
  The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts. Reserves on investment contracts with no stated maturities (single premium and flexible premium deferred annuities) are valued at the account balance less surrender charges. The fair value of immediate annuities and annuities without life contingencies with fixed terms is estimated using discounted cash flow calculations based on interest rates currently offered for contracts with similar terms and durations. Separate Accounts liabilities are carried at the fair value of the underlying assets.

 DERIVATIVE FINANCIAL INSTRUMENTS

  The Company primarily uses derivative financial instruments to reduce its exposure to interest rate risk in conjunction with asset/liability management. The Company does not hold or issue these instruments for trading purposes. The following table summarizes the contract or notional amount, credit exposure, fair value and carrying value of the Company's derivative financial instruments:

                                       CONTRACT/NOTIONAL  CREDIT  CARRYING FAIR
      AT DECEMBER 31, 1996                  AMOUNT       EXPOSURE  VALUE   VALUE
      --------------------             ----------------- -------- -------- -----
      Financial futures contracts.....      $ 6,700        $--      $266   $ 56
      AT DECEMBER 31, 1995
      --------------------
      Financial futures contracts.....      $22,900        $--      $576   $--

  The contract or notional amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

  Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is represented by the fair value of contracts with a positive fair value at the reporting date reduced by the effect, if any, of master netting agreements.

  The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.

  Fair value is the estimated amount that the Company would receive (pay) to terminate or assign the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Deal and exchange quotes are available for the Company's derivatives.

  Financial futures are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
asset/liability management, the Company generally utilizes futures contracts to manage its market risk related to fixed income securities and anticipatory investment purchases and sales. Futures used as hedges of anticipatory transactions pertain to identified transactions which are probable to occur and are generally completed within ninety days. Futures contracts have limited off-balance-sheet credit risk as they are executed on organized exchanges and require security deposits, as well as the daily cash settlement of margins.

  Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments that the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. The Company mitigates this risk through established risk limits set by senior management. In addition, the change in the value of the Company's derivative financial instruments designated as hedges are generally offset by the change in the value of the related assets.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

  Commitments to extend mortgage loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. The Company enters these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers. At December 31, 1996, the Company had $6,190 in mortgage loan commitments which had a fair value of $62. No such commitments existed at December 31, 1995.

6. INCOME TAXES

  Consolidated federal income tax returns are filed by the Corporation and its eligible subsidiaries, including the Company. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective entities.

  Prior to the Distribution, the Corporation and all of its domestic subsidiaries, including the Company, (the "Allstate Group") joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this resulted in the Company's annual income tax provision being computed as if the Company filed a separate return, except that items such as net operating losses, capital losses or similar items, which might not be recognized in a separate return, were allocated according to the Tax Sharing Agreement.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)

  The Allstate Group and Sears Group have entered into an agreement which governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Distribution ("Consolidated Tax Years"). The agreement provides that all Consolidated Tax Years will continue to be governed by the Tax Sharing Agreement with respect to the Company's federal income tax liability.

  The components of the deferred income tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                             AT DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
      DEFERRED ASSETS
        Life-contingent contract reserves.................. $ 27,951  $ 25,562
        Difference in tax bases of investments.............      270     1,536
        Loss on disposal of discontinued operations........      375       376
        Other postretirement benefits......................      524       496
        Other assets.......................................    1,789     1,701
                                                            --------  --------
          Total deferred assets............................   30,909    29,671
                                                            --------  --------
      DEFERRED LIABILITIES
        Unrealized net capital gains.......................  (19,844)  (40,069)
        Deferred acquisition costs.........................  (14,020)  (12,655)
        Prepaid commission expense.........................     (717)     (578)
        Other liabilities..................................      (20)      (28)
                                                            --------  --------
          Total deferred liabilities.......................  (34,601)  (53,330)
                                                            --------  --------
          Net deferred liability........................... $ (3,692) $(23,659)
                                                            ========  ========

  The components of income tax expense are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        1996    1995     1994
                                                       ------- -------  -------
      Current......................................... $11,411 $12,588  $15,172
      Deferred........................................     257  (2,677)  (5,993)
                                                       ------- -------  -------
        Total income tax expense...................... $11,668 $ 9,911  $ 9,179
                                                       ======= =======  =======

  The Company paid income taxes of $11,968, $11,000 and $27,682 in 1996, 1995 and 1994, respectively, to the Parent. The Company had an income tax recoverable from the Parent of $105 at December 31, 1996, and an income tax payable of $1,729 at December 31, 1995.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                ($ IN THOUSANDS)
  Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1996, approximately $389, will result in taxes payable of $136 if distributed by the Company to the Parent. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account are allowed under the Tax Reform Act of 1984.

7. STATUTORY FINANCIAL INFORMATION

  The following tables reconcile net income and shareholder's equity as reported herein in conformity with generally accepted accounting principles with statutory net income and capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                           NET INCOME
                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
      Balance per generally accepted accounting
       principles..................................  $20,561  $19,522  $18,221
        Deferred acquisition costs.................   (6,859)  (5,537)  (6,850)
        Deferred income taxes......................      257   (2,677)  (5,993)
        Non-admitted assets and statutory reserves.    6,224   12,786    6,900
        Other postretirement and postemployment
         benefits..................................      (34)      71      105
        Other......................................   (2,004)    (965)  (1,442)
                                                     -------  -------  -------
      Balance per statutory accounting practices...  $18,145  $23,200  $10,941
                                                     =======  =======  =======

                                                             SHAREHOLDER'S
                                                                EQUITY
                                                            AT DECEMBER 31,
                                                           ------------------
                                                             1996      1995
                                                           --------  --------
      Balance per generally accepted accounting princi-
       ples............................................... $233,067  $250,067
        Deferred acquisition costs........................  (61,559)  (53,944)
        Deferred income taxes.............................    3,692    23,659
        Unrealized net capital gains......................  (57,102) (114,500)
        Non-admitted assets and statutory reserves........   48,426    43,624
        Other postretirement and postemployment benefits..      968     1,058
        Other.............................................   (2,473)   (1,667)
                                                           --------  --------
      Balance per statutory accounting practices.......... $165,019  $148,297
                                                           ========  ========

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                               ($ IN THOUSANDS)
 PERMITTED STATUTORY ACCOUNTING PRACTICES

  The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the New York Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a material effect on statutory surplus or risk-based capital.

 DIVIDENDS

  The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. Under New York Insurance Law, a notice of intention to distribute any dividend must be filed with the New York Superintendent of Insurance not less than 30 days prior to the distribution. Such proposed declaration is subject to the Superintendent's disapproval.

8. BENEFIT PLANS

 PENSION PLANS

  Defined benefit pension plans, sponsored by the Corporation, cover domestic full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service, average annual compensation and estimated social security retirement benefits. The Corporation's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The costs to the Company included in net income were $490, $446, and $344 for the pension plans in 1996, 1995 and 1994, respectively.

 POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Corporation provides certain health care and life insurance benefits for retired employees. Qualified employees may become eligible for these benefits if they retire in accordance with the Corporation's established retirement policy and are continuously insured under the Corporation's group plans or other approved plans for 10 or more years prior to retirement. The Corporation shares the cost of the retiree medical benefits with retirees based on years of service with the Corporation's share being subject to a 5% limit on annual medical cost inflation after retirement. The Corporation's postretirement benefit plans currently are not funded. The Corporation has the right to modify or terminate these plans.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)
                               ($ IN THOUSANDS)
 PROFIT SHARING FUND

  Employees of the Corporation and its domestic subsidiaries are also eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation contributions are based on the Corporation's matching obligation and performance. The Allstate Plan includes an Employee Stock Ownership Plan ("Allstate ESOP") to pre-fund a portion of the Corporation's anticipated contribution. The Allstate Plan and the Allstate ESOP split from The Savings and Profit Sharing Fund of Sears Employees ("Sears Plan") on the date of the Distribution. In connection with this, the Corporation paid Sears $327 million, and in return received a note from the Allstate ESOP for a like principal amount and 50% of the unallocated shares. The Corporation will make contributions to the Allstate ESOP annually in the amount necessary to allow the Allstate ESOP to fund interest and principal payments on the note after considering the dividends paid on ESOP shares, which are available for debt service. The Company's defined contribution to the Allstate Plan was $111 and $141 in 1996 and 1995, respectively. The cost to the Company prior to the Distribution and the split from the Sears Plan was $123 in 1994.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)

                                                   GROSS                NET
YEAR ENDED DECEMBER 31, 1996                       AMOUNT    CEDED     AMOUNT
----------------------------                     ---------- -------- ----------
Life insurance in force......................... $9,962,300 $553,628 $9,408,672
                                                 ========== ======== ==========
Premiums and contract charges:
  Life and annuities............................ $  114,296 $  1,398 $  112,898
  Accident and health...........................      5,044      834      4,210
                                                 ---------- -------- ----------
                                                 $  119,340 $  2,232 $  117,108
                                                 ========== ======== ==========
                                                   GROSS                NET
YEAR ENDED DECEMBER 31, 1995                       AMOUNT    CEDED     AMOUNT
----------------------------                     ---------- -------- ----------
Life insurance in force......................... $8,513,295 $398,025 $8,115,270
                                                 ========== ======== ==========
Premiums and contract charges:
  Life and annuities............................ $  146,732 $  1,246 $  145,486
  Accident and health...........................      3,731      901      2,830
                                                 ---------- -------- ----------
                                                 $  150,463 $  2,147 $  148,316
                                                 ========== ======== ==========
                                                   GROSS                NET
YEAR ENDED DECEMBER 31, 1994                       AMOUNT    CEDED     AMOUNT
----------------------------                     ---------- -------- ----------
Life insurance in force......................... $7,598,374 $321,623 $7,276,751
                                                 ========== ======== ==========
Premiums and contract charges:
  Life and annuities............................ $   87,562 $  1,193 $   86,369
  Accident and health...........................      3,276    1,005      2,271
                                                 ---------- -------- ----------
                                                 $   90,838 $  2,198 $   88,640
                                                 ========== ======== ==========

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)

                                    BALANCE AT CHARGED TO            BALANCE AT
                                    BEGINNING  COSTS AND               END OF
DESCRIPTION                         OF PERIOD   EXPENSES  DEDUCTIONS   PERIOD
-----------                         ---------- ---------- ---------- ----------
Year Ended December 31, 1996
  Allowance for estimated losses on
   mortgage loans..................   $1,952     $  207     $1,934     $  225
Year Ended December 31, 1995
  Allowance for estimated losses on
   mortgage loans..................   $1,179     $2,170     $1,397     $1,952
Year Ended December 31, 1994
  Allowance for estimated losses on
   mortgage loans..................   $2,297     $  667     $1,785     $1,179

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

            (2) Financial Statement Schedules

                Schedule IV - Reinsurance                         page F-23
                Schedule V - Valuation and Qualifying Accounts    page F-24

            (3) Exhibits

                Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                                          By       LOUIS G. LOWER, II
                                                   -------------------
                                                   Louis G. Lower, II
                                                President and Chairman
                                         (Principal Executive Officer)

                                          Date     March 27, 1997
                                                   --------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                           By      LOUIS G. LOWER, II
                                                   ------------------
                                                   Louis G. Lower, II
                                               President and Chairman
                                        (Principal Executive Officer)

                                            Date   March 27, 1997
                                                   --------------

                                           By      KEITH A. HAUSCHILDT
                                                   -------------------
                                                   Keith A. Hauschildt
                               Assistant Vice President and Controller
                                            (Chief Accounting Officer)

                                            Date   March 27, 1997
                                                   --------------