Form 10-Q
period 1997-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1997-05-15
CIK 839759

FORM 10-Q

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-47245
                        33-65381


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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 1997; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                      PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            March 31, 1997(Unaudited)and December 31, 1996....................3

            Statements of Operations
            Three Months Ended March 31, 1997
            and March 31, 1996 (Unaudited)....................................4

            Statements of Cash Flows
            Three Months Ended March 31, 1997
            and March 31, 1996 (Unaudited)....................................5

            Notes to Financial Statements.....................................6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................7

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK.*.................................................N/A


                    PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS..................................................10

Item 2.   CHANGES IN SECURITIES*............................................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION .................................................10

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................10

SIGNATURE PAGE...............................................................12





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF FINANCIAL POSITION

                                                                         March 31,                December 31,
($ in thousands)                                                           1997                      1996
                                                                        -----------               ------------
                                                                        (Unaudited)
ASSETS
   Investments
     Fixed income securities, at fair value
         (amortized cost $1,425,935
         and $1,378,155)                                                 $1,473,056                $1,500,783
     Mortgage loans                                                          88,997                    84,657
     Policy loans                                                            25,863                    25,359
     Short-term                                                               9,149                    25,855
                                                                         ----------                ----------
     Total investments                                                    1,597,065                 1,636,654

   Deferred acquisition costs                                                64,311                    61,559
   Accrued investment income                                                 18,293                    20,321
   Reinsurance recoverables                                                   2,099                     2,566
   Deferred income taxes                                                      6,751                         -
   Cash                                                                       2,832                     1,027
   Other assets                                                               4,165                     7,489
   Separate Accounts                                                        261,685                   260,668
                                                                         ----------                ----------
          Total assets                                                   $1,957,201                $1,990,284
                                                                         ==========                ==========

LIABILITIES
   Reserve for life-contingent contract benefits                         $  882,117                $  911,457
   Contractholder funds                                                     579,653                   572,480
   Income taxes payable                                                       1,926                         -
   Deferred income taxes                                                          -                     3,692
   Other liabilities and accrued expenses                                     7,109                     6,405
   Net payable to affiliates                                                  2,018                     2,515
   Separate Accounts                                                        261,685                   260,668
                                                                         ----------                ----------
          Total liabilities                                               1,734,508                 1,757,217
                                                                         ----------                ----------

SHAREHOLDER'S EQUITY
   Common stock, $25 par value, 80,000 shares
     authorized, issued and outstanding                                       2,000                     2,000
   Additional capital paid-in                                                45,787                    45,787
   Unrealized net capital gains                                              20,769                    36,852
   Retained income                                                          154,137                   148,428
                                                                         ----------                ----------
          Total shareholder's equity                                        222,693                   233,067
                                                                         ----------                ----------
          Total liabilities and shareholder's equity                     $1,957,201                $1,990,284
                                                                         ==========                ==========




See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF OPERATIONS


                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                             ---------
($ in thousands)                                                                     1997               1996
                                                                                     ----               ----
                                                                                           (Unaudited)
REVENUES
   Life and annuity premiums (net of reinsurance
      ceded of $691 and $584)                                                        $  20,661         $  23,103
   Contract charges                                                                      6,868             5,701
   Net investment income                                                                30,200            27,594
   Realized capital losses                                                                 (49)              (69)
                                                                                     ---------         ---------
                                                                                        57,680            56,329
                                                                                     ---------         ---------

COSTS AND EXPENSES
   Life and annuity contract benefits (net of reinsurance
      recoverable of $298 and $865)                                                     41,966            43,017
   Amortization of deferred acquisition costs                                            1,970             1,147
   Operating costs and expenses                                                          4,826             4,473
                                                                                     ---------         ---------
                                                                                        48,762            48,637
                                                                                     ---------         ---------

INCOME BEFORE INCOME TAXES                                                               8,918             7,692
INCOME TAX EXPENSE                                                                       3,209             2,767
                                                                                     ---------         ---------

NET INCOME                                                                           $   5,709         $   4,925
                                                                                     =========         =========




See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF CASH FLOWS


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                  1997                   1996
                                                                                  ----                   ----
($ in thousands)                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  5,709              $  4,925
Adjustments to reconcile net income to net cash
       provided by operating activities
           Depreciation, amortization and other
               non-cash items                                                    (7,335)               (6,230)
           Realized losses                                                           49                    69
           Interest credited to contractholder funds                              8,687                 7,548
           Decrease in reserve for life-contingent contract
               benefits and contractholder funds                                 14,817                17,356
           Increase in deferred policy acquisition costs                         (2,227)                 (836)
           Decrease in accrued investment income                                  2,028                 1,343
           Change in deferred income taxes                                       (1,782)               (2,706)
           Change in other operating assets and
               liabilities                                                        5,197                (1,967)
                                                                               --------              --------
                 Net cash provided by operating activities                       25,143                19,502
                                                                               --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment collections
        Fixed income securities                                                  22,483                10,107
        Mortgage loans                                                              588                   888
Investment purchases
        Fixed income securities                                                 (62,140)              (34,124)
        Mortgage loans                                                           (5,000)                    -
Change in short-term investments, net                                             16,706                 (350)
Change in policy loans, net                                                        (504)                 (630)
                                                                               --------              --------
                 Net cash used in investing activities                          (27,867)              (24,109)
                                                                               --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                     16,193                15,487
Contractholder fund withdrawals                                                 (11,664)              (10,811)
                                                                               --------             ---------
                 Net cash provided by financing activities                        4,529                 4,676
                                                                               --------             ---------

NET INCREASE IN CASH                                                              1,805                    69
CASH AT BEGINNING OF YEAR                                                         1,027                 1,472
                                                                               --------             ---------
CASH AT END OF PERIOD                                                          $  2,832             $   1,541
                                                                               ========             =========



See notes to financial statements.


ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1.      Basis of Presentation

              Allstate Life Insurance Company of New York (the "Company") is wholly owned by a wholly owned subsidiary of Allstate Insurance Company, a wholly owned subsidiary of The Allstate Corporation.

              The statements of financial position as of March 31, 1997, the statements of operations for the three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1996. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


    The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the discussion and analysis and financial statements and notes thereto found under Items 7 and 8 of Part II of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 1996.

     The Company is wholly owned by a wholly owned subsidiary of Allstate Insurance Company. The Company markets a broad line of life insurance and annuity products in the state of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Annuities include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents including life specialists, banks and other financial institutions, brokers and direct response marketing.


RESULTS OF OPERATIONS

                                                          Three Months
                                                         Ended March 31,
                                                         ---------------
($ in thousands)                                     1997                1996
                                                     ----                ----
Statutory premiums and deposits                   $     46,212        $     44,818
                                                  ============        ============

Investments                                       $  1,597,065        $   1,451,151
Separate Account assets                                261,685              230,800
                                                  ------------        -------------
Investments including Separate Account assets     $  1,858,750        $   1,681,951
                                                  ============        =============
Premiums and contract charges (net of
   reinsurance)                                   $     27,529        $      28,804
Net investment income                                   30,200               27,594
Contract benefits (net of reinsurance)                  41,966               43,017
Operating costs and expenses                             6,796                5,620
                                                  ------------         ------------

Income from operations                                   8,967                7,761
Income tax on operations                                 3,226                2,791
                                                  ------------         ------------

Net operating income                                     5,741                4,970
Realized capital losses, after tax                         (32)                 (45)
                                                  ------------         ------------
Net income                                        $      5,709         $      4,925
                                                  ============         ============


ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Premium, deposits and contract charges

        Statutory premiums, which include premiums and deposits for all products, increased $1.4 million or 3.1% for the first quarter of 1997 compared with the same period for 1996. The increase is largely the result of higher sales of variable annuity and life insurance products, partially offset by lower sales of structured settlement annuities.

        Premiums and contract charges under generally accepted accounting principals ("GAAP") decreased 4.4% for the first quarter of 1997 compared with the same period for 1996. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. The decrease in premiums and contract charges in 1997 primarily reflects lower levels of sales of structured settlement annuities sold with life contingencies. GAAP premium and contract charges will vary with the mix of products sold during the period.

               Realized capital losses

        Realized capital losses of $32 thousand after tax in the first quarter of 1997 were 28.9% lower than the losses reported in the same period of 1996. The decrease was due to gains on the sale of fixed income securities realized in the first quarter of 1997.

               Net operating income

        Net operating income increased $771 thousand or 15.5% for the first quarter of 1997 when compared to the same period in the prior year. The increase in 1997 is the result of growth in investments and favorable mortality experience on structured settlement annuities with life contingencies, offset in part by an increase in amortization of deferred acquisition costs.

        Pretax net investment income increased 9.4% for the first quarter of 1997 primarily due to growth in investments primarily from positive cash flows from operations.

        Operating expenses and amortization of deferred acquisition costs increased $1.2 million or 20.9% for the first quarter of 1997 when compared to the same period in the prior year. The 20.9% increase resulted primarily from an increase in amortization expense of deferred acquisition costs related to growth in sales and a larger maturing block of business.


INVESTMENTS

        The composition of the investment portfolio at March 31, 1997 is presented at carrying value in the table below.

        ($ in thousands)
                                                                        Percent
                                                                        to total
        Fixed income securities                 $1,473,056                92.2%
        Mortgage loans                              88,997                 5.6
        Policy loans                                25,863                 1.6
        Short-term                                   9,149                 0.6
                                                ----------               ------

              Total                             $1,597,065               100.0%
                                                ==========               ======


ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


         The Company's fixed income securities portfolio consists of tax-exempt municipal bonds, publicly traded corporate bonds, privately-placed securities, mortgage-backed securities, asset-backed securities, and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. Total investments decreased to $1.60 billion at March 31, 1997 from $1.64 billion at December 31, 1996 as the investment of positive cash flows generated from operating activities was more than offset by a $76 million decrease in unrealized gains on the fixed income security portfolio. The decrease in the unrealized gain position is primarily attributable to rising interest rates.

        Substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.


LIQUIDITY AND CAPITAL RESOURCES

        Liquidity

        The Company's principal sources of funds are premiums, deposits, and collections of principal and income from the investment portfolio. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities and surrenders, and operating costs.

        Cash at the end of the period increased as cash from operations and financing activities were partially offset by the purchase of investments. Cash from operations increased due to increased sales and lower federal income tax payments offset in part by higher benefits and expenses.


PENDING ACCOUNTING STANDARDS

       In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48 ("FRR 48") "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments."

       Effective in the second quarter of 1997, FRR 48 requires additional disclosures in the footnotes to the financial statements about the Company's accounting policies for derivative financial instruments. The Company substantially adopted this requirement at December 31, 1996. In addition, FRR 48 requires annual disclosure of quantitative and qualitative information about the market risk inherent in the Company's market risk sensitive instruments, including but not limited to, fixed income securities and derivative financial instruments. The quantitative and qualitative disclosures are effective for the Company's year-end 1998 reporting, but recent Congressional events may ultimately impact the nature and effective date of FRR 48.

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

       (b)  Reports on 8-K

             No reports on Form 8-K were filed during the first quarter of 1997.



*    Previously filed in Form N-4 Registration Statement No.33-65381 dated

September 20, 1996 and incorporated by reference.

** Previously filed in Form S-1 Registration Statement No.33-47245 dated November 13, 1992 and incorporated by reference.

*** Previously filed in Form S-1 Registration Statement No.33-47245 dated April 1, 1997 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-65355 dated April 1, 1997 and incorporated by reference.

**** Previously filed in Form S-1 Registration Statement No.33-47245 dated November 13, 1992 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-65355 dated September 20, 1996 and incorporated by reference.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 1997.



                           ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                      (Registrant)


(SEAL)
Attest: /s/ BRENDA D. SNEED         By: /s/ MICHAEL J. VELOTTA
       ---------------------           --------------------------
       Brenda D. Sneed                 Michael J. Velotta
       Assistant Vice President        Vice President, Secretary,
                          General Counsel and Director




*LOUIS G. LOWER, II                 CHAIRMAN OF THE BOARD OF DIRECTORS
--------------------                 and PRESIDENT
 LOUIS G. LOWER, II                 (Principal Executive Officer)


/s/KEITH A. HAUSCHILDT              ASSISTANT VICE PRESIDENT AND CONTROLLER
----------------------              (Chief Accounting Officer)
   KEITH A. HAUSCHILDT









*/By Michael J. Velotta, pursuant to Power of Attorney previously filed.