Form 10-Q
period 1997-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1997-08-14
CIK 839759

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

For the quarterly period ended: June 30, 1997

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1997; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                      PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            June 30, 1997(Unaudited)and December 31, 1996.....................3

            Statements of Operations
            Three Months Ended June 30, 1997 and June 30, 1996 and
            Six Months Ended June 30, 1997 and June 30, 1996
            (Unaudited).......................................................4

            Statements of Cash Flows
            Six Months Ended June 30, 1997
            and June 30, 1996 (Unaudited).....................................5

            Notes to Financial Statements(Unaudited)..........................6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................7

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK.*.................................................N/A


                    PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS..................................................11

Item 2.   CHANGES IN SECURITIES*............................................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION .................................................11

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................11

SIGNATURE PAGE...............................................................13





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF FINANCIAL POSITION

                                                                         June 30,                December 31,
($ in thousands)                                                           1997                      1996
                                                                        -----------               ------------
                                                                        (Unaudited)
ASSETS
   Investments
       Fixed income securities, at fair value
           (amortized cost $1,459,320
           and $1,378,155)                                               $1,569,737                $1,500,783
       Mortgage loans                                                        98,781                    84,657
       Policy loans                                                          26,227                    25,359
       Short-term                                                             9,079                    25,855
                                                                         ----------                ----------
         Total investments                                                 1,703,824                 1,636,654

   Deferred acquisition costs                                                65,796                    61,559
   Accrued investment income                                                 21,528                    20,321
   Reinsurance recoverables                                                   2,012                     2,566
   Cash                                                                       7,336                     1,027
   Other assets                                                               6,730                     7,489
   Separate Accounts                                                        290,425                   260,668
                                                                         ----------                ----------
          Total assets                                                   $2,097,651                $1,990,284
                                                                         ==========                ==========

LIABILITIES
   Reserve for life-contingent contract benefits                         $  951,055                $  911,457
   Contractholder funds                                                     591,422                   572,480
   Income taxes payable                                                         537                         -
   Deferred income taxes                                                      1,685                     3,692
   Other liabilities and accrued expenses                                    15,397                     6,405
   Net payable to affiliates                                                  5,705                     2,515
   Separate Accounts                                                        290,425                   260,668
                                                                         ----------                ----------
          Total liabilities                                               1,856,226                 1,757,217
                                                                         ----------                ----------

SHAREHOLDER'S EQUITY
   Common stock, $25 par value, 80,000 shares
     authorized, issued and outstanding                                       2,000                     2,000
   Additional capital paid-in                                                45,787                    45,787
   Unrealized net capital gains                                              33,649                    36,852
   Retained income                                                          159,989                   148,428
                                                                         ----------                ----------
          Total shareholder's equity                                        241,425                   233,067
                                                                         ----------                ----------
          Total liabilities and shareholder's equity                     $2,097,651                $1,990,284
                                                                         ==========                ==========




See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF OPERATIONS

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30,
                                                            -------------------             -------------------
($ in thousands)                                            1997           1996             1997           1996
                                                            ----           ----             ----           ----
                                                                                (Unaudited)
REVENUES
Life and annuity premiums (net of
    reinsurance ceded of $759 and $610;
    $1,450 and $1,194)                                     $  26,146     $  21,813        $   46,807       $  44,916
Contract charges                                               7,114         6,604            13,982          12,305
Net investment income                                         31,042        27,830            61,242          55,424
Realized capital gains and losses                                (26)          420               (75)            351
                                                            --------      --------         ---------        --------
                                                              64,276        56,667           121,956         112,996
                                                            --------      --------         ---------        --------

COSTS AND EXPENSES
Provision for policy benefits (net  of
    reinsurance recoverable of $385 and
    $1,305, $683 and $2,170)                                  47,899          42,372            89,865        85,389
Amortization of deferred policy acquisition
    costs                                                      1,849           1,818             3,819         2,965
Operating costs and expenses                                   5,430           3,941            10,256         8,414
                                                             -------        --------          --------      --------
                                                              55,178          48,131           103,940        96,768
                                                             -------        --------          --------      --------

INCOME BEFORE INCOME TAX
    EXPENSE                                                    9,098           8,536            18,016        16,228
INCOME TAX EXPENSE                                             3,246           3,223             6,455         5,990
                                                             -------         -------          --------       -------
NET INCOME                                                 $   5,852       $   5,313        $   11,561     $  10,238
                                                           =========       =========        ==========     =========


See notes to financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                          --------
                                                                                   1997                1996
                                                                                   ----                ----
($ in thousands)                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  11,561            $  10,238
Adjustments to reconcile net income to net cash
     provided by operating activities
        Realized capital gains and losses                                             75                 (351)
        Depreciation, amortization and other non-cash items                      (15,086)             (12,571)
        Interest credited to contractholder funds                                 16,382               11,326
        Increase in reserve for life-contingent contract
           benefits and contractholder funds                                      35,476               38,824
        Increase in deferred policy acquisition costs                             (4,153)              (3,083)
        Increase in accrued investment income                                     (1,207)                (219)
        Change in deferred income taxes                                             (283)              (3,128)
        Change in other operating assets and liabilities                          14,100                   75
                                                                               ---------            ---------
              Net cash provided by operating activities                           56,865               41,111
                                                                               ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                    11,455                    -
Investment collections
     Fixed income securities                                                      61,096               38,404
     Mortgage loans                                                                1,204                3,360
Investment purchases
     Fixed income securities                                                    (139,472)             (65,089)
     Mortgage loans                                                              (15,500)                   -
Change in short-term investments, net                                             16,776              (24,195)
Change in policy loans, net                                                         (868)              (1,135)
                                                                               ---------            ---------
              Net cash used in investing activities                              (65,309)             (48,655)
                                                                               ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                      39,434               31,615
Contractholder fund withdrawals                                                  (24,681)             (23,586)
                                                                               ---------             --------
              Net cash provided by financing activities                           14,753                8,029
                                                                               ---------             --------

NET INCREASE IN CASH                                                               6,309                  485
CASH AT BEGINNING OF PERIOD                                                        1,027                1,472
                                                                               ---------            ---------
CASH AT END OF PERIOD                                                          $   7,336            $   1,957
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

              The statements of financial position as of June 30, 1997, the statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10K for 1996. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

     The Company is wholly owned by a wholly owned subsidiary of Allstate Insurance Company. The Company markets a broad line of life insurance and annuity products in the state of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Annuities include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents, including life specialists, banks and other financial institutions, brokers and direct response marketing.


RESULTS OF OPERATIONS
                                                          Three Months Ended                     Six Months Ended
                                                              June 30,                               June 30,
($ in thousands)                                      1997                1996                 1997               1996
Statutory premiums and deposits                  $     57,552         $     44,541        $    103,764         $     89,359
                                                 ============         ============        ============         ============

Investments                                      $  1,703,824         $  1,462,487        $  1,703,824         $  1,462,487
Separate Account assets                               290,425              238,347             290,425              238,347
                                                 ------------         ------------        ------------         ------------
Investments including Separate
   Account assets                                $  1,994,249         $  1,700,834        $  1,994,249         $  1,700,834
                                                 ============         ============        ============         ============

Premiums and contract charges (net
    of reinsurance)                              $     33,260         $     28,417        $     60,789         $     57,221
Net investment income                                  31,042               27,830              61,242               55,424
Contract benefits (net of reinsurance)                 47,899               42,372              89,865               85,389
Operating costs and expenses                            7,279                5,759              14,075               11,379
                                                 ------------         ------------        ------------          -----------

Income from operations                                  9,124                8,116              18,091               15,877
Income tax expense on operations                        3,255                3,076               6,481                5,867
                                                 ------------         ------------        ------------          -----------

Net operating income                                    5,869                5,040              11,610               10,010
Realized capital gains and losses,
    after tax                                             (17)                 273                 (49)                 228
                                                 ------------         ------------        ------------          -----------
Net income                                       $      5,852         $      5,313        $     11,561          $    10,238
                                                 ============         ============        =============         ============



ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Premium, deposits and contract charges

        Statutory premiums, which include premiums and deposits for all products, increased $13.0 million or 29.1% and $14.4 million or 16.1% for the second quarter and the six-month period ending June 30, 1997, respectively, when compared to the same period in 1996. The increases are primarily due to higher sales of structured settlement annuities, variable annuities and interest sensitive life insurance products.

        Premiums and contract charges under generally accepted accounting principles ("GAAP") increased $4.8 million or 17.0% and $3.6 million or 6.2% for the three-month and six-month periods ending June 30, 1997, respectively when compared to the same period last year. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. The increase was due to higher sales of structured settlement annuities with life contingencies and higher renewal of life premiums. GAAP premium and contract charges will vary with the mix of products sold during the period.

Net operating income

        Pretax net investment income increased 11.5% and 10.5% for the three-month and six-month periods ended June 30, 1997, respectively, primarily due to growth in investments from positive cash flows from operations.

        Operating expenses including amortization of deferred policy acquisition costs increased $1.5 million or 26.4% and $2.7 million or 23.7% for the three-month and six-month periods ended June 30, 1997. The increase resulted primarily from an increase in the amortization of deferred policy acquisition costs related to growth in customer policies and a larger maturing block of business, and higher general expenses.

        Net operating income increased 16.5% for the second quarter and 15.9% for the six-month period ending June 30, 1997. Net operating income increased primarily due to favorable mortality margins on the structured settlement annuity business and higher investment margins due to additional sales of structured settlement annuities.

Realized capital gains and losses

        Net realized capital gains after tax were $17 thousand and $49 thousand for the three-month and the six-month periods, respectively. During both periods ended June 30, 1997, gains realized from the sales of fixed income securities were partially offset by losses on mortgage loans.

INVESTMENTS

        The composition of the investment portfolio at June 30, 1997 is presented at carrying value in the table below.


        ($ in thousands)
                                                                        Percent
                                                                        to total
        Fixed income securities                 $1,569,737                92.2%
        Mortgage loans                              98,781                 5.8
        Policy loans                                26,227                 1.5
        Short-term                                   9,079                 0.5
                                                ----------               ------

              Total                             $1,703,824               100.0%
                                                ==========               ======


        The Company's fixed income securities portfolio consists of tax-exempt municipal bonds, publicly traded corporate bonds, privately-placed securities, mortgage-backed securities, asset-backed securities, and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. Total investments increased to $1.7 billion at June 30, 1997 from $1.64 billion at December 31, 1996 as the investment of positive cash flows generated from operating activities was offset in part by a $12.2 million decrease in unrealized gains on the fixed income securities portfolio. The decrease in the unrealized gain position is primarily attributable to rising interest rates.

        The Company's fixed income securities portfolio has 99.2% rated investment grade. Investment grade is defined by the Company as a security having a National Association of Insurance Commissioners rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.


LIQUIDITY AND CAPITAL RESOURCES

        Liquidity

        The Company's principal sources of funds are premiums, deposits, and collections of principal and income from the investment portfolio. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities and surrenders, and operating costs.

        Cash provided by operating activities, investment collections and the investing of part of the short term investment balance was used to purchase fixed income securities and mortgage loans.

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

        Among other things, FRR 48 requires annual disclosure of quantitative and qualitative information about the market risk inherent in the Company's market risk sensitive instruments, including but not limited to, the Company's fixed income securities. The quantitative and qualitative disclosures are effective for the Company's year-end 1998 reporting, but recent Congressional events may ultimately impact the nature and effective date of FRR 48.

        Effective in the second quarter of 1997, FRR 48 requires additional disclosures in the footnotes to the financial statements about the Company's accounting policies for derivative financial instruments. The Company substantially adopted this requirement at December 31, 1996. In addition, FRR 48 requires annual disclosure of quantitative and qualitative information about the market risk inherent in the Company's market risk sensitive instruments, including but not limited to, equity and fixed income securities and derivative financial instruments. The quantitative and qualitative disclosures are effective for the Company's year-end 1997 reporting.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

        SFAS No. 130 requires the presentation of comprehensive income in the financial statements. Comprehensive income is a measurement of all changes in equity that result from transactions and other economic events other than transactions with stockholders. The requirements of this statement will be adopted in January 1998.

        SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the management approach for financial statement reporting. The management approach is how an enterprise makes operating decisions and assesses performance of its businesses. The requirements of this statement will be adopted in December 1998.


FORWARD-LOOKING STATEMENTS

        The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements.

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

       (b)  Reports on 8-K

          No reports on Form 8-K were filed during the second quarter of 1997.



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

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 1997.



                           ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                      (Registrant)






/s/LOUIS G. LOWER, II                   CHAIRMAN OF THE BOARD OF DIRECTORS
--------------------                        and PRESIDENT
   LOUIS G. LOWER, II                   (Principal Executive Officer)








/s/KEITH A. HAUSCHILDT                 ASSISTANT VICE PRESIDENT AND CONTROLLER
----------------------                 (Chief Accounting Officer)
   KEITH A. HAUSCHILDT