Form 10-Q
period 1997-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1997-11-14
CIK 839759

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

For the quarterly period ended: September 30, 1997

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1997; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                      PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            September 30, 1997(Unaudited)and December 31, 1996................3

            Statements of Operations
            Three Months Ended September 30, 1997 and September 30, 1996 and Nine Months Ended September 30, 1997 and September 30, 1996
            (Unaudited).......................................................4

            Statements of Cash Flows
            Nine Months Ended September 30, 1997
            and September 30, 1996 (Unaudited)................................5

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION .................................................11

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................11

SIGNATURE PAGE...............................................................13





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                      PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION


                                                                            September 30,           December 31,
($ in thousands)                                                               1997                    1996
                                                                              -------                --------
                                                                            (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $1,481,444 and $1,378,155)                             $1,658,316            $1,500,783
   Mortgage loans                                                               101,343                84,657
   Policy loans                                                                  26,971                25,359
   Short-term                                                                    10,905                25,855
                                                                             ----------            ----------
   Total investments                                                          1,797,535             1,636,654

Deferred policy acquisition costs                                                68,546                61,559
Accrued investment income                                                        19,110                20,321
Reinsurance recoverables                                                          2,132                 2,566
Cash                                                                             15,985                 1,027
Income taxes receivable                                                               -                   105
Other assets                                                                      4,491                 7,384
Separate Accounts                                                               308,716               260,668
                                                                             ----------            ----------
          Total assets                                                       $2,216,515            $1,990,284
                                                                             ==========            ==========

LIABILITIES
Reserve for life-contingent contract benefits                                $1,018,752           $   911,457
Contractholder funds                                                            593,829               572,480
Income taxes payable                                                              2,861                     -
Deferred income taxes                                                             8,245                 3,692
Other liabilities and accrued expenses                                           19,648                 6,405
Net payable to affiliates                                                         1,211                 2,515
Separate Accounts                                                               308,716               260,668
                                                                             ----------             ----------
          Total liabilities                                                   1,953,262             1,757,217
                                                                             ----------             ----------

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 80,000 shares
      authorized, issued and outstanding                                          2,000                 2,000
Additional capital paid-in                                                       45,787                45,787
Unrealized net capital gains                                                     48,081                36,852
Retained income                                                                 167,385               148,428
                                                                             ----------            ----------
          Total shareholder's equity                                            263,253               233,067
                                                                             ----------            ----------
          Total liabilities and shareholder's equity                         $2,216,515            $1,990,284
                                                                             ==========            ==========




See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS



                                                             Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                             -------------------                  ------------------
($ in thousands)                                            1997             1996                1997            1996
                                                            ----             ----                ----            ----
                                                                                   (Unaudited)
REVENUES
Life and annuity premiums (net of
    reinsurance ceded of $793 and $626;
    $2,243 and $1,820)                                     $  21,075       $  20,990         $  67,882        $  65,906
Contract charges                                               7,146           6,567            21,128           18,872
Net investment income                                         31,629          28,528            92,871           83,952
Realized capital gains and losses                                817          (2,575)              742           (2,224)
                                                            --------        --------          --------         --------
                                                              60,667          53,510           182,623          166,506
                                                            --------        --------          --------         --------

COSTS AND EXPENSES
Life and annuity contract benefits (net  of
    reinsurance recoverable of $950 and
    $523; $1,632 and $2,693)                                  43,081          40,298           132,946          125,687
Amortization of deferred policy acquisition
    costs                                                        746           1,498             4,565            4,463
Operating costs and expenses                                   5,237           4,265            15,493           12,679
                                                           ---------       ---------          --------         --------
                                                              49,064          46,061           153,004          142,829
                                                           ---------       ---------          --------         --------

INCOME BEFORE INCOME TAX
    EXPENSE                                                   11,603           7,449            29,619           23,677
INCOME TAX EXPENSE                                             4,207           2,609            10,662            8,599
                                                           ---------       ---------         ---------        ---------
NET INCOME                                                 $   7,396       $   4,840         $  18,957        $  15,078
                                                           =========       =========         =========        =========



See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      -----------------
                                                                                   1997                1996
                                                                                   ----                ----
($ in thousands)                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  18,957            $  15,078
Adjustments to reconcile net income to net cash
     provided by operating activities
        Depreciation, amortization and other non-cash items                      (23,167)             (19,375)
        Realized capital gains and losses                                           (742)               2,224
        Interest credited to contractholder funds                                 22,862               18,178
        Increase in reserve for life-contingent contract
           benefits and contractholder funds                                      52,221               53,962
        Increase in deferred policy acquisition costs                             (7,222)              (4,957)
        Decrease in accrued investment income                                      1,211                1,580
        Change in deferred income taxes                                           (1,492)              (3,212)
        Change in other operating assets and liabilities                          18,840                1,879
                                                                               ---------            ---------
              Net cash provided by operating activities                           81,468               65,357
                                                                               ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                    14,776               20,810
Investment collections
     Fixed income securities                                                      80,621               50,223
     Mortgage loans                                                                1,899                7,702
Investment purchases
     Fixed income securities                                                    (175,460)            (122,232)
     Mortgage loans                                                              (18,500)              (1,825)
Change in short-term investments, net                                             14,950              (32,032)
Change in policy loans, net                                                       (1,612)              (1,772)
                                                                               ---------           ----------
              Net cash used in investing activities                              (83,326)             (79,126)
                                                                               ---------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                      54,965               49,254
Contractholder fund withdrawals                                                  (38,149)             (34,695)
                                                                               ---------           ----------
              Net cash provided by financing activities                           16,816               14,559
                                                                               ---------           ----------

NET INCREASE IN CASH                                                              14,958                  790
CASH AT BEGINNING OF PERIOD                                                        1,027                1,472
                                                                               ---------           ----------
CASH AT END OF PERIOD                                                          $  15,985           $    2,262
                                                                               =========           ==========




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

              The statements of financial position as of September 30, 1997, the statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10K for 1996. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

               To conform with the 1997 presentation, certain items in the prior year's financial statements have been reclassified.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            AND RESULTS OF OPERATIONS
                             OF FINANCIAL CONDITION

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


RESULTS OF OPERATIONS

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                        -------------------                    ------------------
($ in thousands)                                     1997                1996               1997               1996
                                                     ----                ----               ----               ----
Statutory premiums and deposits                     $   45,682        $   44,523           $  149,446        $  133,882
                                                    ==========        ==========           ==========        ==========

Investments                                         $1,797,535        $1,508,587           $1,797,535        $1,508,587
Separate Account assets                                308,716           243,863              308,716           243,863
                                                    ----------        ----------           ----------        ----------
Investments including Separate
   Account assets                                   $2,106,251        $1,752,450           $2,106,251        $1,752,450
                                                    ==========        ==========           ==========        ==========

Premiums and contract charges (net
    of reinsurance)                               $     28,221      $     27,557          $    89,010       $    84,778
Net investment income                                   31,629            28,528               92,871            83,952
Life and annuity contract benefits                      43,081            40,298              132,946           125,687
Operating costs and expenses                             5,983             5,763               20,058            17,142
                                                  ------------      ------------          -----------       -----------

Income from operations                                  10,786            10,024               28,877            25,901
Income tax expense on operations                         3,921             3,510               10,402             9,377
                                                  ------------      ------------          -----------       -----------

Net Operating income                                     6,865             6,514               18,475            16,524
Realized capital gains and losses,
    after tax                                              531            (1,674)                 482            (1,446)
                                                  ------------     -------------          -----------       -----------
Net income                                        $      7,396     $       4,840          $    18,957       $    15,078
                                                  ============     =============          ===========       ===========

Premium, deposits and contract charges

        Statutory premiums and deposits, which include premiums and deposits for all products, increased $1.2 million or 2.6% and $15.6 million or 11.6% for the third quarter and the nine-month period ending September 30, 1997, respectively, compared to the same periods in 1996. The increase for the quarter is primarily due to increased sales of variable annuities and interest-sensitive life insurance products partially offset by lower sales of structured settlement annuities. The increase for the nine-month period is due to increased renewal premiums on life insurance products, increased sales of structured settlement annuities and increased sales of variable annuities.

        Premiums and contract charges under generally accepted accounting principles ("GAAP") increased $664 thousand or 2.4% and $4.2 million or 5.0% for the three-month and nine-month periods ending September 30, 1997, respectively when compared to the same periods last year. Under GAAP, revenues exclude deposits on most annuities and premiums on universal life insurance policies. GAAP premium and contract charges will vary with the mix of products sold during the period. The increase for the quarter was due to a higher level of renewal premiums on life products offset in part by lower sales of structured settlement annuities with life contingencies. The increase for the nine-month period is due to increased renewal premiums on life insurance products, higher sales of structured settlement annuities and increased contract charges associated with increased sales of variable annuities.

Net operating income

        Pretax net investment income increased 10.9% and 10.6% for the three-month and nine-month periods ended September 30, 1997, respectively, compared with the same periods in 1996 primarily due to the investment of positive cash flows from operations.

        Operating expenses, which includes the amortization of deferred policy acquisition costs, increased $220 thousand or 3.8% and $2.9 million or 17.0% for the three-month and nine-month periods ended September 30, 1997.
The increase for the three-month period ended September 30, 1997 in operating expenses was due to increased general expenses and was offset in part by decreased amortization of deferred policy acquisition costs. The increase in operating expenses for the nine-month period ended September 30, 1997 is related to growth in the number of customer policies and increased general expenses. In both the three and nine month period ended September 30, 1997, the amortization of the deferred acquisition costs was reduced due to the revised estimates of future gross profits on interest sensitive life products.

        Net operating income increased 5.4% for the third quarter and 11.9% for the nine-month period ending September 30, 1997 compared with the same periods in 1996. Net operating income for the three-month period increased primarily due to higher investment margins. Net operating income for the nine-month period increased primarily due to favorable mortality margins on the structured settlement annuity business and higher investment margins due to additional sales of structured settlement annuities.

Realized capital gains and losses

        Net realized capital gains after tax were $531 thousand and $482 thousand for the three-month and the nine-month periods, respectively. During both periods ended September 30, 1997, gains realized from the sales of fixed income securities were partially offset by losses on mortgage loans. Net realized capital losses after tax were $1,674 and $1,446 for the three-month and the nine-month periods, respectively. During both periods ended September 30, 1996, losses were realized on mortgage loans and fixed income securities.

INVESTMENTS

        The composition of the investment portfolio at September 30, 1997 is presented at carrying value in the table below.

                                                                                                 Percentage
        ($ in thousands)                                                                          of portfolio
        Fixed income securities                                             $1,658,316                92.3%
        Mortgage loans                                                         101,343                 5.6
        Policy loans                                                            26,971                 1.5
        Short-term                                                              10,905                 0.6
                                                                            ----------               ------

              Total                                                         $1,797,535               100.0%
                                                                            ==========               ======


        The Company's fixed income securities portfolio consists of tax-exempt municipal bonds, publicly traded corporate bonds, privately-placed securities, mortgage-backed securities, asset-backed securities, and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. Total investments increased to $1.80 billion at September 30, 1997 from $1.64 billion at December 31, 1996 due to the investment of positive cash flows generated from operating activities and a $54.3 million increase in unrealized gains on the fixed income securities portfolio. The increase in the unrealized gain position is primarily attributable to lower interest rates.

        The Company's fixed income securities portfolio is 99.4% rated investment grade. Investment grade is defined by the Company as a security having a National Association of Insurance Commissioners rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.


LIQUIDITY AND CAPITAL RESOURCES

        Liquidity

        Cash provided by operating activities, investment collections and part of the short term investment balance was used to purchase fixed income securities and mortgage loans.

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

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-K

              (2)    None
              (3)(i) Articles of Incorporation*
                (ii) By-laws*
              (4)(i) Allstate Life Insurance Company of New York
                     Single Premium Deferred Annuity Contract**
                (ii) Allstate Life Insurance Company of New York Flexible
                     Premium Deferred Annuity Contract*
              (10)   None
              (11)   None
              (15)   None
              (18)   None
              (19)   None
              (22)   None
              (23)(a)Consent of Independent Public Accountants***
                  (b)Consent of Attorneys****
              (24) None
              (27) Financial Data Schedule
              (99) None

       (b)  Reports on 8-K

          No reports on Form 8-K were filed during the third quarter of 1997.



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

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of November 1997.



                           ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                      (Registrant)






/s/LOUIS G. LOWER, II                   CHAIRMAN OF THE BOARD OF DIRECTORS
---------------------                        and PRESIDENT
   LOUIS G. LOWER, II                   (Principal Executive Officer)








/s/KEITH A. HAUSCHILDT                 ASSISTANT VICE PRESIDENT AND CONTROLLER
-----------------------                 (Chief Accounting Officer)
   KEITH A. HAUSCHILDT