Form 10-K
period 1997-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1998-03-31
CIK 839759

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

For fiscal year ended December 31, 1997       Commission file number 33-47245
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 31, 1997 there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by ALIC.

               ALLSTATE  LIFE  INSURANCE  COMPANY  OF NEW YORK
        (A wholly owned subsidiary of Allstate Life Insurance Company)

                  Annual Report for 1997 On Form 10-K

                          TABLE OF CONTENTS


                                                                PAGE
                                                                ----

PART I

ITEM 1.    Business**........................................... 3
ITEM 2.    Properties**......................................... 4
ITEM 3.    Legal Proceedings.................................... 4
ITEM 4.    Submission of Matters to a Vote of Security Holders*.N/A

PART II

ITEM 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.......................... 5
ITEM 6.    Selected Financial Data*.............................N/A
ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................. 6
ITEM 7A.   Quantitiative and Qualitative Disclosures About
           Market Risk..........................................15
ITEM 8.    Financial Statements and Supplementary Data..........15
ITEM 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................N/A

PART III

ITEM 10.   Directors and Executive Officers of the Registrant*..N/A
ITEM 11.   Executive Compensation*..............................N/A
ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management*..........................................N/A
ITEM 13.   Certain Relationships and Related Transactions*......N/A

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K...................................F-24

Index to Financial Statement Schedules..........................15
Signatures......................................................16


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

        Allstate Life of New York is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. With the exception of directors' qualifying shares, all of the outstanding capital stock of AIC is owned by The Allstate Corporation ("Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

        Allstate Life of New York's operations consist of one business segment which is the sale of life insurance and annuity products.

        Allstate Life of New York's and ALIC's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

        Allstate Life of New York is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. There are approximately 1,700 stock, mutual and other types of insurers in business in the United States. A.M. Best Company assigns Allstate Life of New York the rating of A+(g). Under Best's rating policy and procedure, the Company is assigned the Best's rating of its parent company, and is based on the consolidated performance of the parent and its subsidiary. Standard & Poor's Insurance Rating Services assigns an AA+ (Excellent) to the Company's claim paying ability. Moody's Investors Service assigns an Aa2 (Excellent) financial strength rating to the Company. The Company shares the same ratings of its parent, ALIC.

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

ITEM 2.  PROPERTIES

        Allstate Life of New York occupies office space in Farmingville, New York and Northbrook, Illinois.

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANTS'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        All of the Company's outstanding shares are owned by its parent, ALIC. Allstate Life's outstanding shares are owned by AIC. With the exception of director's qualifying shares, all of the outstanding capital stock of Allstate is owned by the Corporation. On June 30, 1995, Sears distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

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

       The Company, which is wholly owned by a wholly owned subsidiary of Allstate Insurance Company ("AIC"), an affiliate of The Allstate Corporation, markets a broad line of life insurance and annuity products in the State of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Annuities include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents which include life specialists, banks, independent agents, brokers and direct response marketing.


FINANCIAL HIGHLIGHTS
($ in thousands)

                                                                     1997               1996              1995
                                                                     ----               ----              ----
Statutory premiums and deposits                               $       208,090    $       235,634   $       216,361
                                                              ===============    ===============   ===============
Investments                                                   $     1,907,997    $     1,636,654   $     1,541,329

Separate Account assets                                               308,595            260,668           220,141
                                                              ---------------    ---------------   ---------------

Investments, including Separate Account assets                $     2,216,592    $     1,897,322   $     1,761,470
                                                              ===============    ===============   ===============
Premiums and contract charges                                 $       118,963    $       117,106   $       148,316

Net investment income                                                 124,887            112,862           104,384

Life and annuity contract benefits                                    179,872            172,772           198,055

Operating costs and expenses                                           28,667             23,386            23,366
                                                              ---------------    ---------------   ---------------

Income from operations                                                 35,311             33,810            31,279

Income tax expense on operations                                       13,051             12,221            10,557
                                                              ---------------    ---------------   ---------------

Operating income                                                       22,260             21,589            20,722

Realized capital gains and losses, after-tax                              456             (1,028)           (1,200)
                                                              ---------------    ----------------  ----------------

Net income                                                    $        22,716    $        20,561   $        19,522
                                                              ===============    ================  ================


Premiums, deposits, contract charges and contract benefits

       Statutory premiums and deposits include premiums and deposits for all products. Total statutory premiums and deposits decreased $27.5 million, or 11.7%, in 1997 from 1996. Increased sales of variable annuities, life insurance policies and fixed annuities were more than offset by a reduction in premiums relating to funding agreements. Funding agreements, a type of investment contract first sold by the Company in 1996, are entered into based on the Company's assessment of market opportunities. In 1996, total statutory premiums and deposits increased $19.3 million, or 8.9%, compared to 1995 levels. The increase was largely the result of the sale of a funding agreement, as well as higher sales of variable annuities and life insurance policies, partially offset by lower sales of structured settlement annuities.

       Premiums and contract charges under generally accepted accounting principles ("GAAP") increased slightly in 1997 and decreased 21.0% in 1996. Under GAAP, revenues exclude deposits on most annuity contracts and premiums on universal life insurance policies, and will vary with the mix of business sold during the period. In 1997, an increase in contract charges on universal life policies and variable annuity contracts was partially offset by a decrease in sales of life-contingent structured settlement annuities. The decrease in 1996 arose primarily from a fluctuation in the level of sales of structured settlement annuities sold with life contingencies. Provision for life and annuity contract benefits increased $7.1 million, or 4.1%, during 1997, and decreased $25.3 million, or 12.8%, during 1996. These changes resulted primarily from fluctuations in the level of sales of structured settlement annuities with life contingencies.

Operating income

       Pretax net investment income increased 10.7% in 1997 and 8.1% in 1996. The increases are due primarily to higher investment balances in each period. Investments, excluding Separate Account assets and unrealized gains on fixed income securities, grew 9.8% and 13.3% in 1997 and 1996, respectively. The increases in net investment income were partially offset by slightly lower portfolio yields. In low interest rate environments as have existed in 1997 and 1996, funds from maturing investments may be invested at substantially lower interest rates than which prevailed when the funds were previously invested, thereby reducing the average portfolio yield.

       Operating costs and expenses increased $5.3 million, or 22.6%, for the year ended December 31, 1997. The increase is related to growth in business and the recognition of costs related to the relocation of the policy administration function, offset by a reduction in amortization of deferred acquisition costs due to the revised estimates of future gross profits on interest-sensitive life products.

       In 1997, the Company received approval from the State of New York Insurance Department to relocate its policy administration function to an affiliate's facility in Illinois. The move is scheduled for the second quarter of 1998. The Company recognized an after-tax charge of $1.9 million in 1997 for certain costs relating to the consolidation of these operations.

       Operating income increased 3.1% in 1997 and 4.2% in 1996. The increase in 1997 is primarily due to favorable mortality experience on the structured settlement annuity business and higher investment margins due to additional sales of structured settlement annuities. The increase in 1996 is the result of growth in investments partially offset by less favorable mortality experience on life-contingent structured settlement annuities.

Realized capital gains and losses

       The Company had realized capital gains of $456 thousand after tax in 1997 compared with realized capital losses of $1.0 million after tax in 1996. In 1997, increased gains on fixed income securities and reduced losses on other investments were partially offset by increased writedowns on mortgage loans. Realized capital losses in 1996 were 14.3% lower than those reported in 1995. Reduced mortgage losses were partially offset by losses incurred on the sale of fixed income securities to reposition a portion of the investment portfolio to improve overall yield in 1996.

INVESTMENTS

       The composition of the investment portfolio at December 31, 1997 is presented in the table below (see Notes 2 and 4 to the financial statements for investment accounting policies and additional information).

                                                                   Percent
($ in thousands)                                                   to total

Fixed income securities (1)       $        1,756,257                   92.0%
Mortgage loans                               114,627                    6.0
Policy loans                                  27,600                    1.5
Short-term                                     9,513                    0.5
                                  ------------------                 ------

    Total                         $        1,907,997                  100.0%
                                  ==================                 ======



(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $1,510,110 at December 31, 1997.

       Total investments increased to $1.91 billion at December 31, 1997 from $1.64 billion at December 31, 1996. The increase in the Company's investments was primarily due to increased unrealized capital gains of $123.5 million on fixed income securities and amounts invested from positive cash flows generated from operations.

Fixed income securities

       The Company's fixed income securities portfolio consists of privately-placed securities, U.S. government bonds, publicly traded corporate bonds, mortgage-backed securities, asset-backed securities and tax-exempt municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1997, unrealized net capital gains on the fixed income securities portfolio were $246.1 million compared to $122.6 million as of December 31, 1996. The increase in the unrealized gain position is primarily attributable to lower interest rates.

       At the end of 1997, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

       As of December 31, 1997, the fixed income securities portfolio contained $540.9 million of privately-placed corporate obligations, compared with $492.8 million at December 31, 1996. The benefits of privately-placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately-placed securities as compared to public securities is reduced liquidity. All of the privately-placed securities are rated as investment grade by either the NAIC or the Company's internal ratings. The Company determines the fair value of privately-placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

       At December 31, 1997 and 1996, $228.7 million and $194.2 million, respectively, of the fixed income securities portfolio were invested in mortgage-backed securities ("MBS"). At December 31, 1997, all of the MBS were investment grade and approximately 96% have underlying collateral that is guaranteed by U.S. government entities, thus credit risk was minimal.

       MBS, however, are subject to interest rate risk as the duration and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk by purchasing MBS whose cost does not significantly exceed par value, and with repayment protection to provide a more certain cash flow to the Company. At December 31, 1997, the amortized cost of the MBS portfolio was below par value by $7.4 million and over 40% of the MBS portfolio was invested in planned amortization class bonds. This type of MBS is purchased to provide additional protection against rising interest rates.

       The fixed income securities portfolio contained $39.7 million and $31.5 million of asset-backed securities ("ABS") at December 31, 1997 and 1996, respectively. ABS are subject to some of the same risks as MBS, but to a lesser degree because of the nature of the underlying assets. The Company attempts to mitigate these risks by primarily investing in highly-rated, publicly-traded, intermediate term ABS at or below par value. At December 31, 1997, the amortized cost of the ABS portfolio was below par value by $233 thousand. Over 43% of the Company's ABS are invested in securitized credit card receivables. The remainder of the portfolio is backed primarily by securitized manufactured housing, home equity and recreational vehicles.

       The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

Mortgage loans

       The Company's $114.6 million investment in mortgage loans at December 31, 1997 is comprised primarily of loans secured by first mortgages on developed commercial real estate. Property type diversification is a key consideration used to manage the Company's mortgage loan risk.

       The Company closely monitors its commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon discounted property cash flow projections, which are updated as conditions change or at least annually.

Short-term investments

       The Company's short-term investment portfolio was $9.5 million and $25.9 million at December 31, 1997 and 1996, respectively. The Company invests available cash balances in taxable short-term securities having a final maturity date or redemption date of one year or less.


SEPARATE ACCOUNTS

       Separate Account assets and liabilities increased 18.4% from $260.7 million at December 31, 1996 to $308.6 million at December 31, 1997 due primarily to favorable investment performance of the Separate Account investment portfolios and sales of flexible premium deferred variable annuity contracts, partially offset by variable annuity contract surrenders and withdrawals.


MARKET RISK

       Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposure is to changes in interest rates.

       The active management of market risk is integral to the Company's operations. The Company may use the following approaches to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of future investments purchased or 3) use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. See Note 5 to the financial statements for a more detailed discussion of these instruments.

Corporate oversight

       AIC administers and oversees investment risk management processes primarily through three oversight bodies: the Boards of Directors and Investment Committees of its operating subsidiaries, and the Credit and Risk Management Committee ("CRMC"). The Boards of Directors and Investment Committees provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

       AIC has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, AIC has specific investment policies for each of its affiliates, including the Company, that delineate the investment limits and strategies that are appropriate given each entity's liquidity, surplus, product and regulatory requirements.

       AIC manages its exposure to market risk through asset allocation limits, duration limits, value-at-risk limits, and, as appropriate, stress tests. Asset allocation limits place restrictions on the aggregate fair value which may be invested within an asset class. Duration limits on the life and annuity investment portfolios, and, as appropriate, on individual components of these portfolios (such as those of the Company), place restrictions on the amount of interest rate risk which may be taken. Value-at-risk measures the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets over a time interval, based on historical volatilities and correlations between market risk factors. Stress tests measure downside risk to fair value and earnings over longer time intervals and/or for adverse market scenarios.

       The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by asset allocation, duration and other limits, including but not limited to credit and liquidity.

Interest rate risk

       Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive liabilities.

       The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1997, the difference between the Company's liability and asset duration was approximately 2.8 years. This duration gap indicates that the fair value of the Company's liabilities is more sensitive to interest rate movements than the fair value of its assets.

       The Company seeks to invest premiums and deposits on universal life policies and investment contracts to create future cash flows that will fund future claims, benefits and expenses, and earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit its exposure to interest rate risk, the Company adheres to a philosophy of managing the duration of assets and related liabilities, and uses financial futures to hedge the interest rate risk related to anticipatory purchases and sales of investments and product sales to customers.

       To calculate duration, the Company projects asset and liability cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The cash flows used in the model reflect the expected maturity and repricing characteristics of the Company's derivative financial instruments, all other financial instruments (see Note 5 to the financial statements), and certain non-financial instruments including interest-sensitive annuity liabilities. The projections include assumptions (based upon historical market and Company specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal bonds, municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

       Based upon the information and assumptions the Company uses in its duration calculation and in effect at December 31, 1997, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets and liabilities identified above by approximately $16.8 million. The selection of a 100 basis point immediate rate shock should not be construed as a prediction by the Company's management of future market events; but rather, to illustrate the potential impact of such an event.

       To the extent that actual results differ from the assumptions utilized, the Company's duration and rate shock measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.


LIQUIDITY AND CAPITAL RESOURCES

Capital resources

       The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1997, RBC for the Company was significantly above a level that would require regulatory action.

Financial ratings and strength

       Claims-paying ability ratings at December 31, 1997 assigned to the Company include AA+, A+(g) and Aa2 from Standard & Poor's, A.M. Best and Moody's, respectively.

Liquidity

       The Company's principal sources of funds are collections of principal and interest from the investment portfolio and the receipt of premiums and deposits. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities and surrenders, and operating costs.

       The maturity structure of the Company's fixed income securities, which represent 92.0% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's product portfolio, primarily fixed deferred annuity and universal life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.

OTHER DEVELOPMENTS

       Final  approval  of  the  NAIC's  proposed   "Comprehensive  Guide"  on
statutory accounting principles is expected in early 1998. Implementation could be as early as January 1, 1999. The requirements of the Comprehensive Guide are not expected to have a material impact on statutory surplus.


YEAR 2000

       The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, risk management and policy and contract administration. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed or replaced, ("Year 2000 Issue"). The Company believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, AIC commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes the Company actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. Year 2000 costs are and will be expensed as incurred.


PENDING ACCOUNTING STANDARDS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 requires the presentation of comprehensive income in the financial statements. Comprehensive income is a measurement of all changes in equity that result from transactions and other economic events other than transactions with stockholders. The requirements of this statement will be adopted effective January 1, 1998.

      SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of this SFAS and has yet to determine its impact on its current reporting segments. The requirements of this statement will be adopted effective December 31, 1998.

      In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: a) an assessment has been imposed or it is probable that an assessment will be imposed, b) the event obligating an entity to pay an assessment has occurred and c) the amount of the assessment can be reasonably estimated. The requirements of this standard will be adopted in 1999 and are not expected to have a material impact on the results of operations, cash flows or financial position of the Company. The SOP is expected to be adopted in 1999.

      In March 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development state of a project and depreciated over the computer software's useful life. The Company currently expenses these costs as incurred and is evaluating the effects of this SOP on its accounting for internally developed software. The SOP is expected to be adopted in 1998.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The pertinent provisions of Management's Discussion and Analysis of Financial Condition and Results of Operations are herein incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Financial Statements

                                     Index
                                     -----

                                                                            Page
                                                                            ----

Independent Auditors' Report...............................................F-1

Financial Statements:

           Statements of Financial Position,
                  December 31, 1997 and 1996...............................F-2


           Statements of Operations for the Years Ended
                  December 31, 1997, 1996 and 1995.........................F-3

           Statements of Shareholder's Equity for the Years Ended
                  December 31, 1997, 1996 and 1995.........................F-4

           Statements of Cash Flows for the Years Ended
                  December 31, 1997, 1996 and 1995.........................F-5

           Notes to Financial Statements...................................F-6

           Schedule IV - Reinsurance for the Years Ended
                  December 31, 1997, 1996 and 1995.........................F-22

           Schedule V - Valuation and Qualifying Accounts
                  December 31, 1997, 1996 and 1995.........................F-23

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK:

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company") as of December 31, 1997 and 1996, and the related Statements of Operations, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1997. Our audits also included Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 1998

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION


                                                                                         December 31,
                                                                                         ------------
($ in thousands)                                                                   1997                1996
                                                                                   ----                ----

ASSETS
Investments
  Fixed income securities, at fair value (amortized cost
     $1,510,110 and $1,378,155)                                              $     1,756,257    $     1,500,783
  Mortgage loans                                                                     114,627             84,657
  Policy loans                                                                        27,600             25,359
  Short-term                                                                           9,513             25,855
                                                                             ---------------    ---------------
      Total investments                                                            1,907,997          1,636,654

Deferred acquisition costs                                                            71,946             61,559
Accrued investment income                                                             21,725             20,321
Reinsurance recoverables                                                               1,726              2,566
Cash                                                                                     393              1,027
Other assets                                                                           6,167              7,489
Separate Accounts                                                                    308,595            260,668
                                                                             ---------------    ---------------
        Total assets                                                         $     2,318,549    $     1,990,284
                                                                             ===============    ===============

LIABILITIES
Reserve for life-contingent contract benefits                                $     1,084,409    $       911,457
Contractholder funds                                                                 607,474            572,480
Income taxes payable                                                                   1,419                  -
Deferred income taxes                                                                 16,990              3,692
Other liabilities and accrued expenses                                                10,985              6,405
Net payable to affiliates                                                              5,267              2,515
Separate Accounts                                                                    308,595            260,668
                                                                             ---------------    ---------------
        Total liabilities                                                          2,035,139          1,757,217
                                                                             ---------------        -----------

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 80,000 shares
     authorized, issued and outstanding                                                2,000              2,000
Additional capital paid-in                                                            45,787             45,787
Unrealized net capital gains                                                          64,479             36,852
Retained income                                                                      171,144            148,428
                                                                             ---------------    ---------------
        Total shareholder's equity                                                   283,410            233,067
                                                                             ---------------    ---------------
        Total liabilities and shareholder's equity                           $     2,318,549    $     1,990,284
                                                                             ===============    ===============


See notes to financial statements.

                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31,
                                                                              -----------------------
($ in thousands)                                                      1997              1996             1995
                                                                      ----              ----             ----
REVENUES
Premiums (net of reinsurance
    ceded of $3,087, $2,273 and $2,147)                          $      90,366    $      91,825     $     126,713
Contract charges                                                        28,597           25,281            21,603
Net investment income                                                  124,887          112,862           104,384
Realized capital gains and losses                                          701           (1,581)           (1,846)
                                                                 -------------    -------------     -------------
                                                                       244,551          228,387           250,854
                                                                 -------------    -------------     -------------
COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries
    of $1,985, $2,827 and $1,581)                                      179,872          172,772           198,055
Amortization of deferred acquisition costs                               5,023            6,512             5,502
Operating costs and expenses                                            23,644           16,874            17,864
                                                                 -------------    -------------     -------------
                                                                       208,539          196,158           221,421
                                                                 -------------    -------------     -------------

INCOME FROM OPERATIONS BEFORE
     INCOME TAX EXPENSE                                                 36,012           32,229            29,433
INCOME TAX EXPENSE                                                      13,296           11,668             9,911
                                                                 -------------    -------------     -------------

NET INCOME                                                       $      22,716    $      20,561     $      19,522
                                                                 =============    =============     =============


See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                            Year Ended December 31,
                                                                            -----------------------
($ in thousands)                                                    1997              1996             1995
                                                                    ----              ----             ----
COMMON STOCK                                                   $        2,000   $        2,000    $        2,000
                                                               --------------   --------------    --------------

ADDITIONAL CAPITAL PAID-IN                                             45,787           45,787            45,787
                                                               --------------   --------------    --------------

UNREALIZED NET CAPITAL GAINS
Balance, beginning of year                                             36,852           74,413            (6,891)
Net change                                                             27,627          (37,561)           81,304
                                                               --------------   --------------    --------------
Balance, end of year                                                   64,479           36,852            74,413
                                                               --------------   --------------    --------------

RETAINED INCOME
Balance, beginning of year                                            148,428          127,867           108,345
Net income                                                             22,716           20,561            19,522
                                                               --------------   --------------    --------------
Balance, end of year                                                  171,144          148,428           127,867
                                                               --------------   --------------    --------------
     Total shareholder's equity                                $      283,410   $      233,067    $      250,067
                                                               ==============   ==============    ==============


See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                                            -----------------------
($ in thousands)                                                    1997              1996             1995
                                                                    ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $       22,716   $       20,561    $       19,522
Adjustments to reconcile net income to net
     cash provided by operating activities
         Depreciation, amortization and other
           non-cash items                                             (31,112)         (26,172)          (22,348)
         Realized capital gains and losses                               (701)           1,581             1,846
         Interest credited to contractholder funds                     31,667           25,817            26,924
         Increase in life-contingent contract
           benefits and contractholder funds                           68,114           75,217           103,513
         Increase in deferred acquisition costs                       (10,781)          (6,859)           (5,537)
         Increase in accrued investment income                         (1,404)          (1,493)           (2,497)
         Change in deferred income taxes                               (1,578)             257            (2,677)
         Changes in other operating assets and
           liabilities                                                 11,369           (4,234)            3,897
                                                               --------------   --------------    --------------
              Net cash provided by operating
                 activities                                            88,290           84,675           122,643
                                                               --------------   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                         15,723           28,454            13,526
Investment collections
        Fixed income securities available for sale                    120,061           72,751            30,871
        Fixed income securities held to maturity                            -                -             3,067
        Mortgage loans                                                  5,365           12,508             6,499
Investment purchases
        Fixed income securities available for sale                   (236,984)        (236,252)         (142,205)
        Fixed income securities held to maturity                            -                -           (32,046)
        Mortgage loans                                                (35,200)         (10,325)           (9,864)
Change in short-term investments, net                                  16,342          (18,598)              (45)
Change in policy loans, net                                            (2,241)          (2,574)             (859)
                                                               --------------   --------------    --------------
              Net cash used in investing activities                  (116,934)        (154,036)         (131,056)
                                                               --------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                           79,384          115,420            76,534
Contractholder fund withdrawals                                       (51,374)         (46,504)          (68,412)
                                                               --------------   --------------    --------------
              Net cash provided by financing
                 activities                                            28,010           68,916             8,122
                                                               --------------   --------------    --------------

NET DECREASE IN CASH                                                     (634)            (445)             (291)
CASH AT BEGINNING OF YEAR                                               1,027            1,472             1,763
                                                               --------------   --------------    --------------
CASH AT END OF YEAR                                            $          393   $        1,027    $        1,472
                                                               ==============   ==============    ==============

See notes to financial statements.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                         NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1.    General

Basis of presentation
The accompanying financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"). The Company is wholly owned by a wholly owned subsidiary ("Parent") of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). On June 30, 1995, Sears, Roebuck and Co. ( "Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend (the "Distribution"). These financial statements have been prepared in conformity with generally accepted accounting principles.

To conform with the 1997 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

Nature of operations
The Company markets a broad line of life insurance and annuity products in the State of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Annuities include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents which include life specialists, banks, independent agents, brokers and direct response marketing.

Structured settlement annuity contracts issued by the Company are long-term in nature and involve fixed guarantees relating to the amount and timing of benefit payments. Single and flexible premium deferred annuity contracts issued by the Company are subject to discretionary withdrawal or surrender by the customers, subject to applicable surrender charges. In a low interest rate environment, funds from maturing investments, particularly those supporting long-term structured settlement annuity obligations, may be reinvested at substantially lower interest rates than those which prevailed when the funds were previously invested.

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

The Company monitors economic and regulatory developments which have the potential to impact its business. There continues to be new and proposed federal and state regulation and legislation that would allow banks greater participation in the securities and insurance businesses, which will present an increased level of competition for sales of the Company's life and annuity products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

Although the Company currently benefits from agreements with financial services entities who market and distribute its products, consolidation within that industry and specifically, a change in control of those entities with which the Company partners, could affect the Company's sales.

Enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by (1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; (2) increasing competition in capital markets; and (3) reopening stock/mutual company disagreements related to such issues as taxation disparity between mutual and stock insurance companies.

                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

2.   Summary of Significant Accounting Policies

Investments
Fixed income securities include bonds and mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, certain deferred acquisition costs, and reserves for life-contingent contract benefits, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses.

Mortgage loans are carried at outstanding principal balance, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Valuation allowances on loans not considered to be impaired are established based on consideration of the underlying collateral, borrower financial strength, current and expected future market conditions, and other factors.

Short-term investments are carried at amortized cost which approximates fair value. Policy loans are carried at the unpaid principal balances.

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

Derivative financial instruments
The Company utilizes futures contracts which are derivative financial instruments. When futures meet specific criteria they may be designated as accounting hedges and accounted for on a deferral basis, depending upon the nature of the hedge strategy and the method used to account for the hedged item.

If, subsequent to entering into a hedge transaction, the futures contract becomes ineffective (including if the hedged item is sold or otherwise extinguished or the occurrence of a hedged anticipatory transaction is no longer probable), the Company terminates the derivative position. Gains and losses on these terminations are reported in realized capital gains and losses in the period they occur. The Company may also terminate derivatives as a result of other events or circumstances. Gains and losses on these terminations are either deferred and amortized over the remaining life of either the hedge or the hedged item, whichever is shorter, or are reported in shareholder's equity, consistent with the accounting for the hedged item. Futures contracts must reduce the primary market risk exposure on an enterprise basis in conjunction with the hedge strategy; be designated as a hedge at the inception of the transaction; and be highly correlated with the fair value of, or interest income or expense associated with, the hedged item at inception and throughout the hedge period.

Under deferral accounting, gains and losses on derivatives are deferred on the statement of financial position and recognized in earnings in conjunction with earnings on the hedged item. The Company accounts for interest rate futures contracts as hedges using deferral accounting for anticipatory investment purchases and sales when the criteria for futures (discussed above) are met. In addition, anticipated transactions must be probable of occurrence and their significant terms and characteristics identified.

Changes in fair values of these types of derivatives are initially deferred as other liabilities and accrued expenses. Once the anticipated transaction occurs, the deferred gains or losses are considered part of the cost basis of the asset and reported net of tax in shareholder's equity or recognized as a gain or loss from disposition of the asset, as appropriate. The Company reports initial margin deposits on futures in short-term investments. Fees and commissions paid on these derivatives are also deferred as an adjustment to the carrying value of the hedged item.

                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

Recognition of premium revenues and contract charges
Premiums for traditional life insurance are recognized as revenue when due. Accident and disability premiums are earned on a pro rata basis over the policy period. Revenues on interest-sensitive life insurance policies are comprised of contract charges and fees, and are recognized when assessed against the policyholder account balance. Revenues on most annuities, which are considered investment contracts, include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balance. Gross premium in excess of the net premium on limited payment contracts, primarily structured settlement annuities when sold with life contingencies, are deferred and recognized over the contract period.

Reinsurance
Certain premiums and contract benefits are ceded and reflected net of such cessions in the statements of operations. Reinsurance recoverable and the related reserves for life-contingent contract benefits are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Deferred acquisition costs
Certain costs of acquiring life and annuity business, principally agents' remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses are deferred and amortized to income. For traditional life insurance, limited payment contracts and accident and disability insurance, these costs are amortized in proportion to the estimated revenues on such business. For universal life-type policies and investment contracts, the costs are amortized in relation to the present value of estimated gross profits on such business. Changes in the amount or timing of estimated gross profits will result in adjustments in the cumulative amortization of these costs. To the extent that unrealized gains or losses on fixed income securities carried at fair value would result in an adjustment of deferred acquisition costs had those gains or losses actually been realized, the related unamortized deferred acquisition costs are recorded as a reduction of the unrealized gains or losses included in shareholder's equity, net of deferred income taxes.

Income taxes
The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are insurance reserves and deferred acquisition costs. Deferred income taxes also arise from unrealized capital gains and losses on fixed income securities carried at fair value.

Separate Accounts
The Company issues flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as assets and liabilities of the Separate Accounts (Allstate Life of New York Variable Annuity Account, Allstate Life of New York Variable Annuity Account II and Allstate Life of New York Separate Account A, unit investment trusts registered with the Securities and Exchange Commission).

The assets of the Separate Accounts are carried at fair value. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administration fees and mortality and expense risk charges.

                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

Reserves for life-contingent contract benefits
The reserve for life-contingent contract benefits, which relates to traditional life insurance, group annuities and structured settlement annuities with life contingencies, disability insurance and accident insurance, is computed on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Reserve interest rates ranged from 4.00% to 11.00% during 1997. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves is recorded as a reduction of the unrealized gains included in shareholder's equity, net of deferred income taxes.

Contractholder funds
Contractholder funds arise from the issuance of individual or group policies and contracts that include an investment component, including most annuities and universal life policies. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Credited interest rates on contractholder funds ranged from 3.30% to 9.75% for those contracts with fixed interest rates and from 3.25% to 7.75% for those with flexible rates during 1997.

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


3.   Related Party Transactions

Reinsurance
The Company cedes business to the Parent under reinsurance treaties to limit aggregate and single exposures on large risks. Premiums and policy benefits ceded totaled $2,171 and $327 in 1997, $1,383 and $1,662 in 1996, and $1,259 and
$278 in 1995, respectively. Included in the reinsurance recoverable at December 31, 1997 and 1996 are amounts due from the Parent of $342 and $965, respectively.


Structured settlement annuities
AIC, through an affiliate, purchased $12,766, $15,610 and $11,243 of structured settlement annuities from the Company in 1997, 1996 and 1995, respectively. Of these amounts, $3,468, $8,517 and $4,164 relate to structured settlement annuities with life contingencies and are included in premium income in 1997, 1996 and 1995, respectively. Additionally, the reserve for life-contingent contract benefits was increased by approximately 94% of such premium received in each of these years.

Business operations
The Company utilizes services and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC for the operating expenses incurred by AIC on behalf of the Company. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Expenses allocated to the Company were $27,632, $23,134 and $21,288 in 1997, 1996 and 1995, respectively. A portion of these expenses related to the acquisition of life and annuity business is deferred and amortized over the contract period.

                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

4.   Investments

Fair values
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                         Gross Unrealized
                                                                         ----------------
                                                   Amortized                                              Fair
                                                      Cost             Gains            Losses            Value
                                                   ---------           -----            ------            -----
At December 31, 1997
--------------------
    U.S. government and agencies                 $      416,203   $      126,824    $         (212)  $      542,815
    Municipal                                            35,382            2,449               (22)          37,809
    Corporate                                           803,935          103,700              (479)         907,156
    Mortgage-backed securities                          215,465           13,442              (166)         228,741
    Asset-backed securities                              39,125              642               (31)          39,736
                                                 --------------   --------------    --------------   --------------
       Total fixed income securities             $    1,510,110   $      247,057    $         (910)  $    1,756,257
                                                 ==============   ==============    ==============   ==============

At December 31, 1996
--------------------
    U.S. government and agencies                 $      387,806   $       54,349    $       (2,642)  $      439,513
    Municipal                                            36,158            1,883              (406)          37,635
    Corporate                                           734,500           68,022            (4,592)         797,930
    Mortgage-backed securities                          188,480            6,793            (1,106)         194,167
    Asset-backed securities                              31,211              394               (67)          31,538
                                                 --------------   --------------    --------------   --------------
       Total fixed income securities             $    1,378,155   $      131,441    $       (8,813)  $    1,500,783
                                                 ==============   ==============    ==============   ==============


Scheduled maturities
The scheduled maturities for fixed income securities are as follows at December 31, 1997:

                                                                          Amortized
                                                                            Cost            Fair Value
                                                                       --------------    ---------------
Due in one year or less                                                $        18,751   $        18,839
Due after one year through five years                                           74,886            77,931
Due after five years through ten years                                         221,116           237,020
Due after ten years                                                            940,767         1,153,990
                                                                       ---------------   ---------------
                                                                             1,255,520         1,487,780
  Mortgage- and asset-backed securities                                        254,590           268,477
                                                                       ---------------   ---------------
       Total                                                           $     1,510,110   $     1,756,257
                                                                       ===============   ===============

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)



Net investment income

Year ended December 31,                                               1997              1996             1995
----------------------                                                ----              ----             ----

Fixed income securities                                       $     116,763    $     104,583     $      95,212
Mortgage loans                                                        7,896            7,113             7,999
Other                                                                 2,200            2,942             2,744
                                                              -------------    -------------     -------------
    Investment income, before expense                               126,859          114,638           105,955
    Investment expense                                                1,972            1,776             1,571
                                                              -------------    -------------     -------------
    Net investment income                                     $     124,887    $     112,862     $     104,384
                                                              ==============   =============     =============


Realized capital gains and losses


Year ended December 31,                                            1997             1996              1995
-----------------------                                            ----             ----              ----

Fixed income securities                                       $         922   $      (1,522)     $         422
Mortgage loans                                                         (221)            (59)            (2,268)
                                                              -------------   -------------      -------------
      Realized capital gains and losses                                 701          (1,581)            (1,846)
      Income tax expense (benefit)                                      245            (553)              (646)
                                                              -------------   -------------      -------------
      Realized capital gains and losses, after tax            $         456   $      (1,028)     $      (1,200)
                                                              =============   =============      =============

Excluding calls and prepayments, gross gains of $471, $480 and $172 and gross losses of $105, $2,308 and $105 were realized on sales of fixed income securities during 1997, 1996 and 1995, respectively.

Unrealized net capital gains
Unrealized   net  capital   gains  on  fixed  income   securities   included  in
shareholder's equity at December 31, 1997 are as follows:

                                                                 Cost/                           Unrealized
                                                               Amortized          Fair              Net
                                                                 Cost             Value             Gains
                                                            -------------    -------------     -------------
Fixed income securities                                     $   1,510,110    $   1,756,257     $     246,147
                                                            =============    =============
Reserves for life insurance policy benefits                                                         (145,455)
Deferred income taxes                                                                                (34,720)
Deferred acquisition costs and other                                                                  (1,493)
                                                                                               -------------
Unrealized net capital gains                                                                   $      64,479
                                                                                               =============

Change in unrealized net capital gains

Year ended December 31,                                           1997              1996             1995
-----------------------                                           ----              ----             ----

Fixed income securities                                     $     123,519    $     (82,847)    $     216,975
Reserves for life insurance policy benefits                       (80,155)          24,300           (89,600)
Deferred income taxes                                             (14,876)          20,224           (43,779)
Deferred acquisition costs and other                                 (861)             762            (2,292)
                                                            -------------    -------------     -------------
Increase (decrease)  in unrealized net
      capital gains                                         $      27,627    $     (37,561)    $      81,304
                                                            =============    =============     =============

                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

Investment loss provisions and valuation allowances
Pretax provisions for investment losses, principally relating to other than temporary declines in value of fixed income securities and valuation allowances on mortgage loans were $261, $208 and $2,448 in 1997, 1996 and 1995, respectively.

Mortgage loan impairment
A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Company had no impaired loans at December 31, 1997 and 1996. The net carrying value of impaired loans at December 31, 1995 was $9,647, measured at the fair value of the collateral. The total investment in impaired mortgage loans before valuation allowance at December 31, 1995 was $11,581 and the related allowance on these impaired loans was $1,934.

Activity in the valuation allowance for all mortgage loans for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:


                                         1997                  1996                 1995
                                         ----                  ----                 ----

Balance at January 1                $       225              $  1,952             $  1,179
    Net additions (reductions)              261                  (296)               1,923
    Direct write-downs                        -                (1,431)              (1,150)
                                    -----------              --------             --------
Balance at December 31              $       486              $    225             $  1,952
                                    ===========              ========             ========

Interest income is recognized on a cash basis for impaired loans carried at the fair value of the collateral, beginning at the time of impairment. For other impaired loans, interest is accrued based on the net carrying value. There were no impaired loans during 1997. The Company recognized interest income of $281 and $1,398 on impaired loans during 1996 and 1995, respectively, of which $281 and $1,194 was received in cash during 1996 and 1995, respectively. The average recorded investment in impaired loans was $5,154 and $8,900 during 1996 and 1995, respectively.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

Investment concentration for municipal bond and commercial mortgage portfolios and other investment information
The Company maintains a diversified portfolio of municipal bonds. The largest concentrations in the portfolio are presented below. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31, 1997 and 1996:

(% of municipal bond portfolio carrying value)         1997            1996
                                                       ----            ----

         Ohio                                          28.4%           25.9%
         California                                    22.7            24.3
         Illinois                                      19.8            19.0
         Maryland                                       8.0             7.8
         Maine                                          5.6             5.7
         Minnesota                                      5.5             5.3
         New York                                       5.4             5.3

The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The states with the largest portion of the commercial mortgage loan portfolio are listed below. Except for the following, holdings in no other state exceed 5% of the portfolio at December 31, 1997 and 1996:

(% of commercial mortgage portfolio carrying value)     1997        1996
                                                        ----        ----

         California                                     47.7%      49.1%
         New York                                       30.5       21.1
         Illinois                                       15.3       21.3

The types of properties collateralizing the commercial mortgage loans at December 31, are as follows:


(% of commercial mortgage portfolio carrying value)       1997         1996
                                                          ----         ----

         Retail                                             38.8%      39.1%
         Warehouse                                          25.4        24.2
         Office buildings                                   15.3        14.3
         Apartment complex                                  14.9        14.6
         Industrial                                          4.9         6.8
         Other                                               0.7         1.0
                                                          ------      ------
                                                           100.0%      100.0%
                                                          ======      ======


The contractual maturities of the commercial mortgage loan portfolio as of December 31, 1997, for loans that were not in foreclosure are as follows:

                 Number of Loans      Carrying Value                   Percent
                 ---------------      ---------------                  -------
1999                     3            $         5,302                     4.6%
2000                     4                      7,927                     6.9
2001                     5                      7,340                     6.4
2002                     2                      6,385                     5.6
Thereafter              23                     87,673                    76.5
                     -----            ---------------                  ------
     Total              37            $       114,627                   100.0%
                     =====            ===============                  ======

In 1997, $7.3 million of commercial mortgage loans were contractually due. Of these, 20.9% were paid as due and 79.1% were refinanced at prevailing market terms.

                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                               ($ IN THOUSANDS)

Securities on deposit
At December 31, 1997, fixed income securities with a carrying value of $1,981 were on deposit with regulatory authorities as required by law.


5.   Financial Instruments

In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including deferred acquisition costs and reinsurance recoverables) and liabilities (including reserve for life-contingent contract benefits and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, accrued investment income and cash are generally of a short-term nature. It is assumed that their carrying value approximates fair value.

Financial assets
The carrying value and fair value of financial assets at December 31, are as follows:


                                                        1997                                 1996
                                                        ----                                 ----
                                            Carrying             Fair           Carrying              Fair
                                              Value              Value           Value                Value
                                            --------             -----          --------              -----
Fixed income securities                 $    1,756,257     $    1,756,257     $   1,500,783    $     1,500,783
Mortgage loans                                 114,627            120,849            84,657             83,789
Short-term investments                           9,513              9,513            25,855             25,855
Policy loans                                    27,600             27,600            25,359             25,359
Separate Accounts                              308,595            308,595           260,668            260,668


                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                               ($ IN THOUSANDS)

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

The carrying value of policy loans approximates its fair value. Separate Accounts assets are carried in the statements of financial position at fair value.

Financial liabilities
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                                     1997                              1996
                                                     ----                              ----
                                         Carrying            Fair          Carrying               Fair
                                          Value              Value          Value                 Value
                                         --------            -----         --------               -----
Contractholder funds on
     investment contracts              $        437,449     $       466,136   $      421,642      $     430,696
Separate Accounts                               308,595             308,595          260,668            260,668


                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                               ($ IN THOUSANDS)


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

Derivative financial instruments
The Company primarily uses derivative financial instruments to reduce its exposure to market risk, specifically interest rate risk, in conjunction with asset/liability management. The Company does not hold or issue these instruments for trading purposes.

The following table summarizes the contract or notional amount, credit exposure, fair value and carrying value of the Company's derivative financial instruments:


                                           Contract/                                           Carrying Value
                                           Notional           Credit             Fair             Assets/
                                            Amount           Exposure            Value         (Liabilities)
                                           ---------         --------            -----         --------------
At December 31, 1997
--------------------
Financial futures contracts            $      29,800     $           -     $        (153)    $        (810)

At December 31, 1996
--------------------
Financial futures contracts            $       6,700     $          56     $          56     $         266



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

Fair value is the estimated amount that the Company would receive (pay) to terminate or assign the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer and exchange quotes are available for the Company's derivatives.

Financial futures are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its asset/liability management, the Company generally utilizes futures contracts to manage its market risk related to fixed income securities and anticipatory investment purchases and sales. Futures used as hedges of anticipatory transactions pertain to identified transactions which are probable to occur and are generally completed within ninety days. Futures contracts have limited off-balance-sheet credit risk as they are executed on organized exchanges and require security deposits, as well as the daily cash settlement of margins.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)



Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments that the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. The Company mitigates this risk through established risk limits set by senior management. In addition, the change in the value of the Company's derivative financial instruments designated as hedges are generally offset by the change in the value of the related assets and liabilities.

Off-balance-sheet financial instruments
Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers. At December 31, 1997 and 1996, the Company had $18,000 and $6,190 in mortgage loan commitments which had a fair value of $180 and $62, respectively.


6.   Income Taxes

The Company joins the Corporation and its other eligible domestic subsidiaries in the filing of a consolidated federal income tax return (the "Allstate Group") and is party to a federal income tax allocation agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, the Company paid to or received from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this results in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return.

Prior to the Distribution, the Corporation and all of its eligible domestic subsidiaries, including the Company, joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Sears Tax Sharing Agreement"). Under the Sears Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this resulted in the Company's annual income tax provision being computed as if the Allstate Group filed a separate consolidated return, except that items such as net operating losses, capital losses or similar items, which might not be recognized in a separate return, were allocated according to the Sears Tax Sharing Agreement.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

The Allstate Group and Sears Group have entered into an agreement which governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Distribution ("Consolidated Tax Years"). The agreement provides that all Consolidated Tax Years will continue to be governed by the Sears Tax Sharing Agreement with respect to the Allstate Group's federal income tax liability.

The components of the deferred income tax assets and liabilities at December 31, are as follows:

                                                        1997                  1996
                                                        ----                  ----
Deferred assets
Life-contingent contract reserves and
   contractholder funds                                $ 34,084            $ 27,951
Difference in tax bases of investments                      742                 270
Loss on disposal of discontinued operations                 364                 375
Other postretirement benefits                               352                 524
Other assets                                                255               1,789
                                                      ---------            --------
      Total deferred assets                              35,797              30,909
                                                      ---------            --------

Deferred liabilities
Unrealized net capital gains                            (34,720)            (19,844)
Deferred acquisition costs                              (15,821)            (14,020)
Prepaid commission expense                                 (792)               (717)
Other liabilities                                        (1,454)                (20)
                                                      ---------            --------
      Total deferred liabilities                        (52,787)            (34,601)
                                                      ---------            --------
      Net deferred liability                          $ (16,990)           $ (3,692)
                                                      =========            ========



The components of income tax expense for the year ended December 31, are as follows:

                                          1997                1996               1995
                                          ----                ----               ----

Current                                    $ 14,874           $ 11,411            $ 12,588
Deferred                                     (1,578)               257              (2,677)
                                           --------           --------            --------
      Total income tax expense             $ 13,296           $ 11,668            $  9,911
                                           ========           ========            ========


The Company paid income taxes of $13,350, $11,968 and $12,096 in 1997, 1996 and 1995, respectively. The Company had an income tax payable of $1,419 at December 31, 1997 and an income tax recoverable of $105 at December 31, 1996.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                                ($ IN THOUSANDS)

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                                    1997        1996        1995
                                                    ----        ----        ----

Statutory federal income tax rate                   35.0%       35.0%       35.0%
State income tax expense                             2.2         2.4         2.3
Other                                                (.3)       (1.2)       (1.3)
                                                    ----        ----        ----
Effective income tax rate                           36.9%       36.2%       36.0%
                                                    ====        ====        ====


Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1997, approximately $389, will result in federal income taxes payable of $136 if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account are allowed under the Tax Reform Act of 1984.


7.   Statutory Financial Information

The following tables reconcile net income for the year ended December 31, and shareholder's equity at December 31, as reported herein in conformity with generally accepted accounting principles with statutory net income and capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:


                                                           Net Income
                                                           ----------
                                                  1997        1996       1995
                                                  ----        ----       ----

Balance per generally accepted accounting
 principles                                    $ 22,716    $ 20,561    $ 19,522
   Deferred acquisition costs                   (10,782)     (6,858)     (5,537)
   Deferred income taxes                         (1,578)        257      (2,677)
   Statutory reserves                             7,749       6,101      11,380
   Other postretirement and postemployment
     benefits                                       (36)        (34)         71
   Other                                            522      (1,882)        441
                                               --------    --------    --------
Balance per statutory accounting practices     $ 18,591    $ 18,145    $ 23,200
                                               ========    ========    ========


                                                          Shareholder's Equity
                                                          --------------------
                                                             1997       1996
                                                             ----       ----

Balance per generally accepted accounting principles     $ 283,410    $ 233,067
    Deferred acquisition costs                             (71,946)     (61,559)
    Deferred income taxes                                   16,990        3,692
    Unrealized gain/loss on fixed income securities       (246,147)    (122,628)
    Non-admitted assets                                     (4,301)      (2,739)
    Statutory reserves                                     207,163      115,725
    Other postretirement and postemployment benefits         1,007        1,074
    Other                                                   (1,556)      (1,613)
                                                         ---------    ---------
Balance per statutory accounting practices               $ 184,620    $ 165,019
                                                         =========    =========

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)
                               ($ IN THOUSANDS)



Permitted statutory accounting practices
The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the New York Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a material effect on statutory surplus, statutory net income or risk-based capital.

Final approval of the NAIC's proposed "Comprehensive Guide" on statutory accounting principles is expected in early 1998. The requirements may be effective as early as January 1, 1999, and are not expected to have a material impact on statutory surplus of the Company.

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


8.  Benefit Plans

Pension plans
Defined benefit pension plans, sponsored by the Corporation, cover domestic full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service, average annual compensation and estimated social security retirement benefits. The Corporation's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The costs to the Company included in net income were $597, $490 and $446 for the pension plans in 1997, 1996 and 1995, respectively.

Postretirement benefits other than pensions
The Corporation provides certain health care and life insurance benefits for retired employees. Qualified employees may become eligible for these benefits if they retire in accordance with the Corporation's established retirement policy and are continuously insured under the Corporation's group plans or other approved plans for 10 or more years prior to retirement. The Corporation shares the cost of the retiree medical benefits with retirees based on years of service, with the Corporation's share being subject to a 5% limit on annual medical cost inflation after retirement. The Corporation's postretirement benefit plans currently are not funded. The Corporation has the right to modify or terminate these plans.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)
                               ($ IN THOUSANDS)






Profit sharing fund
Employees of the Corporation and its domestic subsidiaries are also eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance. The Allstate Plan includes an Employee Stock Ownership Plan ("Allstate ESOP") to pre-fund a portion of the Corporation's anticipated contribution. The Allstate Plan and the Allstate ESOP split from The Savings and Profit Sharing Fund of Sears Employees ("Sears Plan") on the date of the Distribution. In connection with this, the Corporation paid Sears $327 million, and in return received a note from the Allstate ESOP for a like principal amount and 50% of the unallocated shares. The note has a fixed interest rate of 7.9% and matures in 2019. The Corporation expects to make net contributions to the Allstate ESOP annually in the amount necessary to allow the Allstate ESOP to fund interest and principal payments on the note after considering the dividends paid on ESOP shares, which are available for debt service.

The Company's defined contribution to the Allstate Plan was $164 and $111 in 1997 and 1996, respectively.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)



                                          Gross                         Net
Year Ended December 31, 1997              Amount        Ceded          Amount
----------------------------              ------        -----          ------

Life insurance in force                $11,339,990    $   721,040    $10,618,950
                                       ===========    ===========    ===========

Premiums and contract charges:
    Life and annuities                 $   116,167    $     2,185    $   113,982
    Accident and health                      5,846            864          4,982
                                       -----------    -----------    -----------
                                       $   122,013    $     3,049    $   118,964
                                       ===========    ===========    ===========



                                          Gross                          Net
Year Ended December 31, 1996              Amount         Ceded          Amount
----------------------------              ------         -----          ------

Life insurance in force                $ 9,962,300    $   553,628    $ 9,408,672
                                       ===========    ===========    ===========

Premiums and contract charges:         $   114,296    $     1,398    $   112,898
    Life and annuities                       5,044            834          4,210
    Accident and health                -----------    -----------    -----------
                                       $   119,340    $     2,232    $   117,108
                                       ===========    ===========    ===========




                                          Gross                         Net
Year Ended December 31, 1995              Amount         Ceded         Amount
----------------------------              ------         -----         ------

Life insurance in force                $ 8,513,295    $   398,025    $ 8,115,270
                                       ===========    ===========    ===========

Premiums and contract charges:
    Life and annuities                 $   146,732    $     1,246    $   145,486
    Accident and health                      3,731            901          2,830
                                       -----------    -----------    -----------
                                       $   150,463    $     2,147    $   148,316
                                       ===========    ===========    ===========

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                 SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)



                                                  Balance at        Charged to                         Balance at
                                                  Beginning         Costs and                            End of
                                                  of Period          Expenses        Deductions          Period
                                                  ----------        ----------       ----------        ----------
Year Ended December 31, 1997

Allowance for estimated losses
   on mortgage loans                            $        225      $        261      $          -     $        486
                                                ============      ============      ============     ============


Year Ended December 31, 1996

Allowance for estimated losses
   on mortgage loans                            $      1,952      $       (296)     $      1,431     $        225
                                                ============      ============      ============     ============


Year Ended December 31, 1995

Allowance for estimated losses
   on mortgage loans                            $      1,179      $      1,923      $      1,150     $      1,952
                                                ============      ============      ============     ============


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

            (2) Financial Statement Schedules

                Schedule IV - Reinsurance                         page F-22
                Schedule V - Valuation and Qualifying Accounts    page F-23

            (3) Exhibits

                Financial Data Schedule

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

By       /s/ LOUIS G. LOWER, II
         ----------------------
         Louis G. Lower, II
         President and Chairman
         (Principal Executive Officer)

Date     March 30, 1998
         --------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By      /s/ LOUIS G. LOWER, II
        ----------------------
        Louis G. Lower, II
        President and Chairman
        (Principal Executive Officer)

Date    March 30, 1998
        --------------

By      /s/ MICHAEL J. VELOTTA
        ----------------------
        Michael J. Velotta
        Vice President, Secretary and General Counsel

Date    March 30, 1998
        --------------

By      */s/ MARLA G. FRIEDMAN
        ----------------------
        Marla G. Friedman
        Vice President and Director

Date    March 26, 1998
        --------------

By      */s/VINCENT A. FUSCO
        ---------------------
        Vincent A. Fusco
        Chief Operations Officer and Director

Date    March 26, 1998
        ---------------

By      */s/ GERARD F. McDERMOTT
        -------------------------
        Gerard F. McDermott
        Director

Date    March 27, 1998
        ----------------

By      */s/ TIMOTHY H. PLOHG
        ----------------------
        Timothy H. Plohg
        Vice President and Director

Date    March 30, 1998
        -----------------

By      */s/ KEVIN R. SLAWIN
        ----------------------
        Kevin R. Slawin
        Vice President and Director

Date    March 26, 1998
        -----------------

By      */s/ PATRICIA A. WILSON
        -----------------------
        Patricia A. Wilson
        Assistant Vice President and Director

Date    March 31, 1998
        -----------------

By      */s/ KEITH A. HAUSCHILDT
        ------------------------
        Keith A. Hauschildt
        Assistant Vice President and Controller
        (Chief Accounting Officer)

Date    March 25, 1998
        ------------------


*/Pursuant to Power of Attorney filed herewith.