Form 10-Q
period 1998-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1998-05-15
CIK 839759

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

                 For the quarterly period ended: March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-47245
                        33-65355


                   ALLSTATE  LIFE  INSURANCE  COMPANY OF NEW YORK
             (Exact name of registrant as specified in its charter)


      NEW YORK                                        35-2608394
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

                                One Allstate Drive
                             Farmingville, New York  11738
               (Address of principal executive offices)(Zip Code)

                                  800/256-9392
              (Registrant's telephone number, including area code)

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 1998; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            March 31, 1998(Unaudited) and December 31, 1997.................. 3

            Statements of Operations
            Three Months Ended March 31, 1998 and
            March 31, 1997 (Unaudited)....................................... 4

            Statements of Cash Flows
            Three Months Ended March 31, 1998 and
                  March 31, 1997 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................14

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................14

SIGNATURE PAGE...............................................................15





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                March 31,         December 31,
($ in thousands)                                                  1998                1997
                                                           -----------------     ---------------
                                                              (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value
     (amortized cost $1,543,133
     and $1,510,110)                                            $1,783,642        $1,756,257
Mortgage loans                                                     116,579           114,627
Policy loans                                                        28,017            27,600
Short-term                                                          36,214            13,513
                                                                ----------        ----------
          Total investments                                      1,964,452         1,911,997

Deferred acquisition costs                                          74,152            71,946
Accrued investment income                                           19,862            21,725
Reinsurance recoverables                                             1,754             1,726
Cash                                                                 2,503               393
Other assets                                                         4,782             6,167
Separate Accounts                                                  340,160           308,595
                                                                ----------        ----------
          Total assets                                          $2,407,665        $2,322,549
                                                                ==========        ==========

LIABILITIES
Reserve for life-contingent contract benefits                   $1,091,036        $1,084,409
Contractholder funds                                               625,967           607,474
Income taxes payable                                                 1,727             1,419
Deferred income taxes                                               17,546            16,990
Other liabilities and accrued expenses                              31,318            14,985
Net payable to affiliates                                            6,740             5,267
Separate Accounts                                                  340,160           308,595
                                                                ----------        ----------
          Total liabilities                                      2,114,494         2,039,139
                                                                ----------        ----------

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 80,000 shares
   authorized, issued and outstanding                                2,000             2,000
Additional capital paid-in                                          45,787            45,787
Retained income                                                    178,280           171,144
Accumulated other comprehensive income:
   Unrealized net capital gains                                     67,104            64,479
                                                                ----------        ----------
          Total accumulated other comprehensive
              income                                                67,104            64,479
                                                                ----------        ----------

          Total shareholder's equity                               293,171           283,410
                                                                ----------        ----------
          Total liabilities and shareholder's equity            $2,407,665        $2,322,549
                                                                ==========        ==========



See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS



                                                                            Three Months Ended
                                                                               March 31,
                                                                 ---------------------------------------
($ in thousands)                                                        1998                  1997
                                                                        ----                  ----
                                                                               (Unaudited)

REVENUES
   Premiums (net of reinsurance ceded of $848 and $691)               $  18,583            $   20,661
   Contract charges                                                       8,088                 6,868
   Net investment income                                                 32,569                30,200
   Realized capital gains and losses                                      1,231                   (49)
                                                                      ---------            ----------
                                                                         60,471                57,680
                                                                      ---------            ----------

COSTS AND EXPENSES
   Contract benefits (net of reinsurance recoveries of
      $359 and $298)                                                     41,260                41,966
   Amortization of deferred acquisition costs                             2,085                 1,970
   Operating costs and expenses                                           6,011                 4,826
                                                                      ---------            ----------
                                                                         49,356                48,762
                                                                      ---------            ----------

INCOME FROM OPERATIONS BEFORE INCOME
    TAX EXPENSE                                                          11,115                 8,918
INCOME TAX EXPENSE                                                        3,979                 3,209
                                                                      ---------            ----------

NET INCOME                                                            $   7,136            $    5,709
                                                                      =========            ==========




See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                        --------------------------------------------------
                                                                                  1998                       1997
                                                                        -----------------------    -----------------------
($ in thousands)                                                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  7,136                   $  5,709
Adjustments to reconcile net income to net cash
       provided by operating activities
           Amortization and other non-cash items                                 (8,220)                    (7,335)
           Realized capital gains and losses                                     (1,231)                        49
           Interest credited to contractholder funds                             10,035                      8,687
           Increase in reserve for life-contingent contract
               benefits and contractholder funds                                  8,662                     14,817
           Increase in deferred policy acquisition costs                         (2,464)                    (2,227)
           Decrease in accrued investment income                                  1,863                      2,028
           Change in deferred income taxes                                       (1,262)                    (1,782)
           Change in other operating assets and
               liabilities                                                        1,531                      5,197
                                                                               --------                   --------
                 Net cash provided by operating activities                       16,050                     25,143
                                                                               --------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                    5,278                          -
Investment collections
        Fixed income securities                                                  47,026                     22,483
        Mortgage loans                                                            1,986                        588
Investment purchases
        Fixed income securities                                                 (75,356)                   (62,140)
        Mortgage loans                                                           (4,000)                    (5,000)
Change in short-term investments, net                                            (4,353)                    16,706
Change in policy loans, net                                                        (417)                      (504)
                                                                               --------                   --------
                 Net cash used in investing activities                          (29,836)                   (27,867)
                                                                               --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                     28,429                     16,193
Contractholder fund withdrawals                                                 (12,533)                   (11,664)
                                                                               --------                   --------
                 Net cash provided by financing activities                       15,896                      4,529
                                                                               --------                   --------

NET INCREASE IN CASH                                                              2,110                      1,805
CASH AT BEGINNING OF YEAR                                                           393                      1,027
                                                                              ---------                  ---------
CASH AT END OF PERIOD                                                         $   2,503                  $   2,832
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

          The financial statements and notes as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10K for 1997. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" under the guidance of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." As a result of this adoption, the company has recorded an asset and corresponding liability representing the collateral received in connection with the Company's securities lending program. The cash collateral received is recorded in short-term investments with the offsetting liability being reflected in other liabilities in the statements of financial position.

          The Company has programs to lend investment portfolio securities to qualified institutions. Such loans are secured by collateral of at least 102% of the market value of domestic securities loaned and 105% of the market value of foreign securities loaned. The Company continues to receive income on the securities loaned and receives additional income from the lending transaction. Additionally, any change in the market value of the securities loaned is recognized as unrealized capital gains or losses of the Company. At March 31, 1998, the cash collateral received in connection with the securities lending program was $22.3 million.

          In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development state of a project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Comprehensive Income

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For the Company, these changes consist of changes in unrealized gains and losses of the investment portfolio adjusted for deferred acquisition costs and reserves for life insurance policy benefits. These amounts, presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income. The cumulative amount of these changes is reported in the statements of financial position as accumulated other comprehensive income.

          The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the three-month periods ended March 31,



($ in thousands)                                      1998                                      1997
                                                     Income                                    Income
                                                       tax         After-                       tax          After-
                                        Pretax       effect         tax         Pretax         effect          tax
                                        ------       ------        ------       ------         ------        ------

Unrealized capital gains
  and losses:

Unrealized holding gains
    (losses) arising during
    the period                          (3,895)       1,362       (2,533)       (75,465)       26,413        (49,052)
Adjustments to unrealized
  capital gains and losses
  arising during the period:
    Deferred acquisition                  (258)          90         (168)           525          (184)           341
      costs
    Reserves for life insur-
      ance policy benefits               9,473       (3,315)       6,158         50,200       (17,570)        32,630
                                      --------     --------     --------       --------      --------      ---------
    Net  unrealized holding
      gains (losses) arising
      during the period                  5,320       (1,863)       3,457        (24,740)        8,659        (16,081)
                                      --------     --------     --------       --------      --------      ---------
Less:  reclassification adjust-
    ment for realized net
    capital gains included in
    net income                           1,281         (449)         832              3            (1)             2
                                      --------     --------     --------       --------      --------      ---------

Other comprehensive
income                                $  4,039     $ (1,414)    $  2,625       $(24,743)     $  8,660      $ (16,083)
                                      ========     ========     ========       ========      ========      =========

Comprehensive income                                            $  9,761                                   $ (10,374)
                                                                ========                                   =========


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Regulation and Legal Proceedings

          The Company's insurance businesses are subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included efforts to adversely influence and restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company, which is wholly owned by a wholly owned subsidiary of Allstate Insurance Company ("AIC"), an affiliate of The Allstate Corporation and, markets a broad line of life insurance and annuity products in the State of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Annuities include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents which include life specialists, banks, independent agents, brokers and direct response marketing.


FINANCIAL HIGHLIGHTS
($ in thousands)
                                                                             Three Months
                                                                            Ended March 31,
                                                              ------------------------------------------
                                                                      1998                   1997
                                                              -------------------    -------------------

Statutory premiums and deposits                               $        58,126        $        46,212
                                                              ===============        ===============

Investments                                                   $     1,964,452        $     1,597,065
Separate Account assets                                               340,160                261,685
                                                              ---------------        ---------------

Investments, including Separate Account assets                $     2,304,612        $     1,858,750
                                                              ===============        ===============

Premiums and contract charges                                 $        26,671        $        27,529

Net investment income                                                  32,569                 30,200

Contract benefits                                                      41,260                 41,966

Operating costs and expenses                                            8,084                  6,796
                                                              ---------------        ---------------

Income from operations                                                  9,896                  8,967

Income tax expense on operations                                        3,552                  3,226
                                                              ---------------        ---------------

Operating income                                                        6,344                  5,741

Net realized capital gains and losses, net of tax (1)                     792                    (32)
                                                              ---------------        ---------------

Net income                                                    $         7,136        $         5,709
                                                              ===============        ===============


(1) After the effect of the related amortization of deferred policy acquisitions costs.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Premiums, deposits, contract charges and contract benefits

     Statutory premiums and deposits, include premiums and deposits for all products, increased 25.8% for the three-month period ended March 31, 1998, over the comparable period in 1997. Increased sales of variable annuities, life insurance policies and fixed annuities were partially offset by fewer sales of structured settlement annuities.

     Premiums and contract charges under generally accepted accounting principles ("GAAP") decreased 3.1%. Under GAAP, revenues exclude deposits on most annuity contracts and premiums on universal life insurance policies, and will vary with the mix of products sold during the period. The decrease in 1998 was primarily attributable to an increase in revenues from universal life and variable annuity products, was more than offset by lower sales of life-contingent structured settlement annuities.

Operating income

     Pretax net investment income increased 7.8% in the first quarter of 1998 from the comparable 1997 period primarily due to investment income earned on a higher investment balance partially offset by lower portfolio yields. Investments, excluding Separate Account assets and unrealized gains on fixed income securities, grew by 9.8%. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as positive cash flows from operating activities were invested in securities yielding less than the average portfolio rate. In low interest rate environments, funds from maturing investments may be reinvested at lower interest rates than those which prevailed when the funds were previously invested.

     Operating costs and expenses increased $1.3 million, or 18.9%, in the first quarter of 1998 from the comparable 1997 period related to growth in the number of customer policies and increased general expenses.

     Operating income increased 10.5% during the first quarter of 1998 compared with the first quarter of 1997 as income generated from new and existing structured settlement annuity business was partially offset by increases in operating costs and expenses.

Realized capital gains and losses

     Net realized capital gains, net of tax, were $792 thousand for the three months ended March 31, 1998 primarily due to capital gains on fixed income securities, principally the result of prepayments received on privately-placed corporate obligations. Net realized capital losses after-tax were $32 thousand for the three months ended March 31, 1997, primarily due to losses on mortgage loans.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations





INVESTMENTS

     The composition of the investment portfolio at March 31, 1998, at financial statement carrying values in the table below.

                                                                   Percent
($ in thousands)                                                   to total
                                                                   --------

Fixed income securities (1)         $        1,783,642                90.9%
Mortgage loans                                 116,579                 5.9
Policy loans                                    28,017                 1.4
Short-term                                      36,214                 1.8
                                    ------------------              ------

    Total                           $        1,964,452               100.0%
                                    ==================              ======


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $1,543,133 at March 31, 1998.


     Total investments increased to $1.96 billion at March 31, 1998 from $1.91 billion at December 31, 1997. The increase in investments is primarily due to amounts invested from positive cash flows generated from operations and the addition to short-term investments of $22.3 million of collateral in connection with a change in accounting treatment for securities lending programs offset in part by decreased unrealized capital gains on the fixed income securities. At March 31, 1998, unrealized capital gains on the fixed income securities portfolio were $240.5 million compared to $246.1 million at December 31, 1997.

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

     At March 31, 1998, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

Short-term investments

     The Company's short-term investment portfolio was $36.2 million and $13.5 million at March 31, 1998 and December 31, 1997, respectively. The Company invests available cash balances in taxable short-term securities having a final maturity date or redemption date of one year or less. Included in short-term securities is $22.3 million and $4.0 million at March 31, 1998 and December 31, 1997, respectively of collateral in connection with the securities lending programs.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




SEPARATE ACCOUNTS

     Separate Account assets and liabilities increased 10.2% from $308.6 million at December 31, 1997 to $340.2 million at March 31, 1998 due primarily to favorable investment performance of the Separate Account investment portfolios and sales of flexible premium deferred variable annuity contracts, partially offset by variable annuity contract surrenders and withdrawals.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     The Company's principal sources of funds are collections of principal and interest from the investment portfolio and the receipt of premiums and deposits. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities and surrenders, and operating costs.

     The maturity structure of the Company's fixed income securities, which represent 91.8% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's product portfolio, primarily fixed deferred annuity and universal life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.


YEAR 2000

     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, risk analysis underwriting and loss reserving. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated or replaced, ("Year 2000 Issue"). The Company believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, AIC commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes the Company actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. Year 2000 costs are and will be expensed as incurred.

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

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this standard are expected to be adopted in 1999 and are not expected to have a material impact on the results of operations, cash flows or financial position of the Company.


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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K

      (2)    None
      (3)(i) Articles of Incorporation*
        (ii) By-laws*
      (4) Allstate Life Insurance Company of New York Single Premium Deferred Annuity Contract** Allstate Life Insurance Company of New York Flexible Premium Deferred Annuity Contract*
     (10) None (11) None (15) None (18) None (19) None (22) None
     (23)(a) Consent of Independent Public Accountants***
         (b) Consent of Attorneys****
     (24)    None
     (27)    Financial Data Schedule
     (99)    None

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 1998.


* Previously filed in Form N-4 Registration Statement No. 33-65381 dated June 28, 1996 and incorporated by reference.

** Previously filed in Form S-1 Registration Statement No. 33-47245 dated May 4, 1995 and incorporated by reference.

*** Previously filed in Form S-1 Registration Statement No. 33-47245 dated May 1, 1997 and Form S-1 Registration Statement No. 33-65355 dated April 1, 1997 and incorporated by reference.

**** Previously filed Form S-1 Registration Statement No. 33-47245 dated November 13, 1992 abd Form S-1 Registration Statement No.33-65355 dated September 20,1996 and incorporated by reference.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 1998.



                           ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                           -------------------------------------------
                                  (Registrant)






/s/ LOUIS G. LOWER, II               CHAIRMAN OF THE BOARD OF DIRECTORS
------------------------               AND CHIEF EXECUTIVE OFFICER
 LOUIS G. LOWER, II                  (Principal Executive Officer)



/s/ KEITH A. HAUSCHILDT              ASSISTANT VICE PRESIDENT AND CONTROLLER
------------------------              (Chief Accounting Officer)
 KEITH A. HAUSCHILDT