Form 10-Q
period 1998-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1998-08-14
CIK 839759

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

                 For the quarterly period ended: June 30, 1998

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1998; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            June 30, 1998(Unaudited) and December 31, 1997.................. 3

            Statements of Operations
            Three Months Ended June 30, 1998 and and June 30, 1997 and
            Six Months Ended June 30, 1998 and June 30, 1997 (Unaudited).... 4

            Statements of Cash Flows
            Six Months Ended June 30, 1998 and
                  June 30, 1997 (Unaudited)................................. 5

            Notes to Financial Statements................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
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

Item 5.   OTHER INFORMATION..................................................14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................14

SIGNATURE PAGE...............................................................15





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION


                                                                            June 30,                December 31,
($ in thousands)                                                              1998                      1997
                                                                       --------------------     ---------------------
                                                                           (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost
     $1,555,273 and $1,510,110)                                             $1,841,260                $1,756,257
Mortgage loans                                                                 133,654                   114,627
Policy loans                                                                    28,450                    27,600
Short-term                                                                      70,678                     9,513
                                                                            ----------                ----------
          Total investments                                                  2,074,042                 1,907,997

Deferred acquisition costs                                                      75,581                    71,946
Accrued investment income                                                       21,641                    21,725
Reinsurance recoverables                                                         1,939                     1,726
Cash                                                                               612                       393
Other assets                                                                    12,402                     6,167
Separate Accounts                                                              346,605                   308,595
                                                                            ----------                ----------
          Total assets                                                      $2,532,822                $2,318,549
                                                                            ==========                ==========

LIABILITIES
Reserve for life-contingent contract benefits                               $1,146,870                $1,084,409
Contractholder funds                                                           648,565                   607,474
Income taxes payable                                                             8,287                     1,419
Deferred income taxes                                                           19,237                    16,990
Other liabilities and accrued expenses                                          51,862                    10,985
Net payable to affiliates                                                        2,496                     5,267
Separate Accounts                                                              346,605                   308,595
                                                                            ----------                ----------
          Total liabilities                                                  2,223,922                 2,035,139
                                                                            ----------                ----------

Commitments and Contingent Liabilities (Note 4)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 80,000 shares
   authorized, issued and outstanding                                            2,000                     2,000
Additional capital paid-in                                                      45,787                    45,787
Retained income                                                                187,126                   171,144
Accumulated other comprehensive income:
        Unrealized net capital gains                                            73,987                    64,479
                                                                            ----------                ----------
    Total accumulated other comprehensive income                                73,987                    64,479
                                                                            ----------                ----------

          Total shareholder's equity                                           308,900                   283,410
                                                                            ----------                ----------

          Total liabilities and shareholder's equity                        $2,532,822                $2,318,549
                                                                            ==========                ==========



See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS



                                                        Three months ended                      Six months ended
                                                           June 30,                               June 30,
                                              -----------------------------------    -----------------------------------
($ in thousands)                                   1998                1997               1998                1997
                                              ----------------    ---------------    ----------------    ---------------
                                                         (Unaudited)                            (Unaudited)

REVENUES
   Premiums (net of reinsurance
      ceded of $848 and $691)                     $  24,670          $  26,146           $  43,253         $   46,807
   Contract charges                                   8,331              7,114              16,419             13,982
   Net investment income                             33,691             31,042              66,260             61,242
   Realized capital gains and losses                  2,873                (26)              4,104                (75)
                                                  ---------          ---------           ---------         ----------
                                                     69,565             64,276             130,036            121,956
                                                  ---------          ---------           ---------         ----------

COSTS AND EXPENSES
   Contract benefits (net of reinsurance
      recoveries of $359 and $298)                   47,561             47,899              88,821             89,865
   Amortization of deferred acquisition
      costs                                           2,120              1,849               4,205              3,819
   Operating costs and expenses                       6,154              5,430              12,165             10,256
                                                  ---------          ---------           ---------         ----------
                                                     55,835             55,178             105,191            103,940
                                                  ---------          ---------           ---------         ----------

INCOME FROM OPERATIONS
    BEFORE INCOME TAX EXPENSE                        13,730              9,098              24,845             18,016

INCOME TAX EXPENSE                                    4,884              3,246               8,863              6,455
                                                  ---------          ---------           ---------         ----------

NET INCOME                                        $   8,846          $   5,852           $  15,982         $   11,561
                                                  =========          =========           =========         ==========


See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS


                                                                                      Six months ended
                                                                                          June 30,
                                                                        ----------------------------------------------
                                                                                 1998                     1997
                                                                        ---------------------    ---------------------
($ in thousands)                                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $ 15,982                 $  11,561
Adjustments to reconcile net income to net cash
       provided by operating activities
           Depreciation, amortization and other non-cash items                  (17,177)                  (15,086)
           Realized capital gains and losses                                     (4,104)                       75
           Interest credited to contractholder funds                             27,813                    16,382
           Increase in reserve for life-contingent contract
               benefits and contractholder funds                                 23,270                    35,476
           Increase in deferred policy acquisition costs                         (4,205)                   (4,153)
           Change in accrued investment income                                       84                    (1,207)
           Change in deferred income taxes                                        7,367                      (283)
           Change in other operating assets and
               liabilities                                                       (8,572)                   14,100
                                                                               --------                 ---------
                 Net cash provided by operating activities                       40,458                    56,865
                                                                               --------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                   53,721                    11,455
Investment collections
        Fixed income securities                                                  78,609                    61,096
        Mortgage loans                                                            2,824                     1,204
Investment purchases
        Fixed income securities                                                (157,249)                 (139,472)
        Mortgage loans                                                          (21,794)                  (15,500)
Change in short-term investments, net                                           (22,867)                   16,776
Change in policy loans, net                                                        (850)                     (868)
                                                                               --------                 ---------
                 Net cash used in investing activities                          (67,606)                  (65,309)
                                                                               --------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                     60,743                    39,434
Contractholder fund withdrawals                                                 (33,376)                  (24,681)
                                                                               --------                 ---------
                 Net cash provided by financing activities                       27,367                    14,753
                                                                               --------                 ---------

NET INCREASE IN CASH                                                                219                     6,309
CASH AT BEGINNING OF PERIOD                                                         393                     1,027
                                                                               --------                 ---------
CASH AT END OF PERIOD                                                          $    612                 $   7,336
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

          The financial statements and notes as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1997. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" under the guidance of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." As a result of this adoption, the Company has recorded an asset and corresponding liability representing the collateral received in connection with the Company's securities lending program. The cash collateral received is recorded in short-term investments with the offsetting liability being reflected in other liabilities in the statements of financial position. In accordance with SFAS No. 127, the statements of financial position for prior periods have not been restated.

          Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive Income is a measurement of certain changes in shareholder's equity that result from transactions and other economic events other than transactions with shareholders. For the Company, these consist of changes in unrealized gains and losses on the investment portfolio, adjusted for deferred acquisition costs and reserves for life insurance policy benefits. These amounts, presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income. The cumulative amount of these changes is reported in the statements of financial position as accumulated other comprehensive income. The required disclosures are presented in Note 2.

          In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development stage of a software development project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.


2.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                      Three months ended June 30,
                                          -------------------------------------------------------------------------------------
   ($ in thousands)                                       1998                                       1997
                                          --------------------------------------  ---------------------------------------------
                                                         Income                                     Income
                                                           tax        After-                          tax          After-
                                            Pretax       effect         tax           Pretax        effect           tax
                                            ------       ------       ------          ------        ------         ------

   Unrealized capital gains and losses:

   Unrealized holding gains
       (losses) arising during
       the period                         $  45,402   $  (15,890)    $29,512      $    62,202    $  (21,772)   $    40,430
   Adjustments to unrealized capital
      gains and losses arising during
      the period:
         Deferred acquisition                  (313)         110        (203)            (441)          155           (286)
           costs
         Reserves for life insur-
           ance policy benefits             (34,575)      12,101     (22,474)         (42,130)       14,746        (27,384)
                                          ---------   ----------    --------      -----------    ----------    -----------
          Net  unrealized holding
           gains (losses) arising
           during the period                 10,514       (3,679)      6,835           19,631        (6,871)        12,760
                                          ---------   ----------    --------      -----------    ----------    -----------
   Less:  reclassification adjust-
       ment for realized net
       capital gains included in
       net income                               (75)          27         (48)            (185)           65           (120)
                                          ---------   ----------    --------      -----------    ----------    -----------

   Other comprehensive income             $  10,589   $   (3,706)   $  6,883      $    19,816    $   (6,936)   $    12,880
                                          =========   ==========    --------      ===========    ==========    -----------
   Net income                                                          8,846                                         5,852
                                                                    --------                                   -----------
   Comprehensive income                                             $ 15,729                                   $    18,732
                                                                    ========                                   ===========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                       Six months ended June 30,
                                          -------------------------------------------------------------------------------------
   ($ in thousands)                                       1998                                       1997
                                          --------------------------------------  ---------------------------------------------
                                                         Income                                     Income
                                                           tax        After-                          tax          After-
                                            Pretax       effect         tax           Pretax        effect           tax
                                            ------       ------       ------          ------        ------         ------

   Unrealized capital gains and losses:

   Unrealized holding gains
       (losses) arising during
       the period                         $ 41,507     $  (14,528)   $  26,979      $  (13,263)   $    4,641    $    (8,622)
   Adjustments to unrealized capital
      gains and losses arising
      during the period:
         Deferred acquisition                 (571)           200         (371)             84           (29)            55
           costs
         Reserves for life insur-
           ance policy benefits            (25,102)         8,786      (16,316)          8,070        (2,824)         5,246
                                          --------     ----------    ---------      ----------    ----------    -----------
          Net  unrealized holding
           gains (losses) arising
           during the period                15,834         (5,542)      10,292          (5,109)        1,788         (3,321)
                                         ---------     ----------    ---------     -----------    ----------    -----------
   Less:  reclassification adjust-
       ment for realized net
       capital gains included in
       net income                            1,206           (422)         784            (182)           64           (118)
                                         ---------     ----------    ---------     -----------    ----------    -----------

   Other comprehensive income            $  14,628     $   (5,120)   $   9,508     $    (4,927)   $    1,724    $    (3,203)
                                         =========     ==========    ---------      ==========    ==========    -----------
   Net income                                                           15,982                                       11,561
                                                                     ---------                                  -----------
   Comprehensive income                                              $  25,490                                  $     8,358
                                                                     =========                                  ===========


4.   Regulation and Legal Proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulation, controls on medical care costs, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          From time to time the Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under Part I. Item 1 contained herein and the financial statements and notes thereto found under Part II. Item 8, with the discussion and analysis found under Part II. Item 7 of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1997.

     The Company, which is wholly owned by a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a subsidiary of The Allstate Corporation (the "Corporation"), markets a broad line of life insurance and annuity products in the state of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Annuities include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents (which include life specialists), banks, independent agents, brokers and direct response marketing.


FINANCIAL HIGHLIGHTS
($ in thousands)

                                                 Three months ended                       Six months ended
                                                       June 30,                                June 30,
                                         -----------------------------------    ------------------------------------
                                              1998               1997                 1998                1997
                                         ---------------    ----------------    ----------------    ----------------

Statutory premiums
   and deposits                            $    70,434        $     57,552        $    128,560        $   103,764
                                           ===========        ============        ============        ===========

Investments                                $ 2,074,042        $  1,703,824        $  2,074,042        $ 1,703,824
Separate Account assets                        346,605             290,425             346,605            290,425
                                           -----------        ------------        ------------        -----------
Investments including
   Separate Account assets                 $ 2,420,647        $  1,994,249        $  2,420,647        $ 1,994,249
                                           ===========        ============        ============        ===========

Premiums and contract charges              $    33,001        $     33,260        $     59,672        $    60,789
Net investment income                           33,691              31,042              66,260             61,242
Contract benefits                               47,561              47,899              88,821             89,865
Operating costs and expenses                     7,862               7,279              15,946             14,075
                                           -----------        ------------        ------------        -----------
Income from operations                          11,269               9,124              21,165             18,091
Income tax expense on
   operations                                    4,023               3,255               7,575              6,481
                                           -----------        ------------        ------------        -----------
Operating income                                 7,246               5,869              13,590             11,610
Net realized capital gains
   and losses, after-tax (1)                     1,600                 (17)              2,392                (49)
                                           -----------        ------------        ------------        -----------
Net income                                 $     8,846        $      5,852        $     15,982        $    11,561
                                           ===========        ============        ============        ===========


(1)  Net  of  the  effect  of  the  related   amortization  of  deferred  policy
acquisitions costs in 1998.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Premiums, deposits, contract charges and contract benefits

     Statutory premiums and deposits, which include premiums and deposits for all products, increased 22.4% in the second quarter and 23.9% for the first six months of 1998 compared with the same periods last year. Increased sales of fixed annuities, variable annuities and life insurance policies were partially offset by reduced sales of structured settlement annuities.

     Premiums and contract charges under generally accepted accounting principles ("GAAP") decreased slightly in the second quarter and first six months of 1998 from the comparable 1997 periods. Under GAAP, revenues exclude deposits on most annuity contracts and premiums on universal life insurance policies and will vary with the mix of products sold during the period. In 1998, increased revenues from universal life and fixed annuity products were more than offset by lower sales of life-contingent structured settlement annuities.

Operating income

     Pretax net investment income increased 8.5% and 8.2% in the second quarter and the first six months of 1998, respectively, from the comparable 1997 periods, primarily due to higher investment balances partially offset by lower investment yields. Investments, excluding Separate Account assets and unrealized gains on fixed income securities, grew by 7.6%. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as positive cash flows from operating activities were invested in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at lower interest rates than those which prevailed when the funds were previously invested.

     Operating costs and expenses increased 8.0% in the second quarter and 13.3% in the first half of 1998 from the comparable 1997 periods as a result of increased policy administration costs due to growth in the number of customer policies and contracts, and increased general expenses.

     Operating income increased 23.5% during the second quarter and 17.1% during the first six months of 1998 compared with the same periods in 1997, as income generated from new and existing life insurance and structured settlement annuity business was partially offset by increased operating costs and expenses.

Realized capital gains and losses

     Net realized capital gains, after-tax, increased to $1.6 million in the second quarter and $2.4 million for the first six months of 1998, primarily due to gains arising from the receipt of prepayments of fixed income securities.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



INVESTMENTS

     The composition of the investment portfolio at June 30, 1998, at financial statement carrying values, is presented in the table below.

                                                                   Percent
($ in thousands)                                                   to total
                                                                   --------
Fixed income securities (1)         $        1,841,260                88.8%
Mortgage loans                                 133,654                 6.4
Policy loans                                    28,450                 1.4
Short-term                                      70,678                 3.4
                                    ------------------              ------

    Total                           $        2,074,042               100.0%
                                    ==================              ======


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $1,555,273.

     Total investments increased to $2.07 billion at June 30, 1998 from $1.91 billion at December 31, 1997. The increase in investments is primarily due to amounts invested from positive cash flows generated from operations, an increase in unrealized net capital gains on fixed income securities and the addition to short-term investments of $38.3 million of collateral in connection with a change in accounting treatment for securities lending programs. At June 30, 1998, unrealized net capital gains on the fixed income securities portfolio were $286.0 million compared to $246.1 million at December 31, 1997.

Fixed income securities

     The Company's fixed income securities portfolio consists of privately-placed securities, U.S. government bonds, publicly traded corporate bonds, mortgage-backed securities, asset-backed securities and municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management.

     At June 30, 1998, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

Short-term investments

     The Company's short-term investment portfolio was $70.7 million and $9.5 million at June 30, 1998 and December 31, 1997, respectively. The Company invests available cash balances in taxable short-term securities having a final maturity date or redemption date of one year or less. Included in short-term investments is $38.3 million at June 30, 1998 of collateral in connection with securities lending programs.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


SEPARATE ACCOUNTS

     Separate Account assets and liabilities increased 12.3% from $308.6 million at December 31, 1997 to $346.6 million at June 30, 1998 due primarily to favorable investment performance of the Separate Account investment portfolios and sales of flexible premium deferred variable annuity contracts, partially offset by variable annuity contract surrenders and withdrawals.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     The Company's principal sources of funds are collections of principal and interest from the investment portfolio and the receipt of premiums and deposits. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities and surrenders, and operating costs.

     The maturity structure of the Company's fixed income securities, which represent 88.8% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's product portfolio, primarily fixed deferred annuity and universal life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.


YEAR 2000

     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, risk analysis, reserve valuation and investment processing. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated or replaced ("Year 2000 Issue"). The Company believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, the Corporation commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes the Company actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company is in the process of developing a contingency plan that will address possibly adverse scenarios. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. The Company is working closely with its business partners, counterparties and suppliers in an effort to bring communications, facilities, software and systems into Year 2000 compliance. Year 2000 costs are expensed as incurred.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



PENDING ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of this Statement and has not determined the impact on its current reporting. The requirements of this statement will be adopted effective December 31, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements of the Statement are effective for fiscal years beginning after June 15, 1999. Earlier application of this Statement is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. The Company is currently reviewing the requirements of this Statement and the feasibility of early adoption.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this standard are expected to be adopted in 1999 and are not expected to have a material impact on the results of operations, cash flows or financial position of the Company.


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

 (b) Reports on 8-K

          No reports on Form 8-K were filed during the second quarter of 1998.


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

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1998.



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