Form 10-Q
period 1998-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1998-11-13
CIK 839759

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1998; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION

                                                                         Page
Item  1.   Financial Statements

            Statements of Financial Position As Of
            September 30, 1998(Unaudited)and December 31, 1997             3

            Statements of Operations
            Three Months Ended September 30, 1998
            and September 30, 1997 (Unaudited)
            Nine Months Ended September 30, 1998
            and September 30, 1997 (Unaudited)                             4

            Statements of Cash Flows
            Nine Months Ended September 30, 1998
            and September 30, 1997(Unaudited)                              5

            Notes to Financial Statements (Unaudited)                      6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  10

Item  3.   Quantitative and Qualitative Disclosure about Market Risk*     N/A

                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                               16

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*                      N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*                                N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*            N/A

Item 5.   OTHER INFORMATION                                               16

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                16

SIGNATURE PAGE





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION


                                                                          September 30,             December 31,
($ in thousands)                                                                1998                       1997
                                                                       --------------------     ---------------------
                                                                           (Unaudited)
Investments
   Fixed income securities, at fair value (amortized cost
        $1,628,116 and $1,510,110)                                          $1,999,860                $1,756,257
   Mortgage loans                                                              131,584                   114,627
   Policy loans                                                                 28,759                    27,600
   Short-term                                                                   35,551                     9,513
                                                                            ----------                ----------
          Total investments                                                  2,195,754                 1,907,997

Deferred acquisition costs                                                      77,486                    71,946
Accrued investment income                                                       20,558                    21,725
Reinsurance recoverables                                                         1,943                     1,726
Cash                                                                                 -                       393
Net receivable from affiliates                                                     526                         -
Other assets                                                                     8,817                     6,167
Separate Accounts                                                              322,658                   308,595
                                                                            ----------                ----------
          Total assets                                                      $2,627,742                $2,318,549
                                                                            ==========                ==========

LIABILITIES
Reserve for life-contingent contract benefits                               $1,220,121                $1,084,409
Contractholder funds                                                           671,987                   607,474
Income taxes payable                                                             8,478                     1,419
Deferred income taxes                                                           34,189                    16,990
Other liabilities and accrued expenses                                          33,078                    10,985
Net payable to affiliates                                                            -                     5,267
Separate Accounts                                                              322,658                   308,595
                                                                            ----------                ----------
          Total liabilities                                                  2,290,511                 2,035,139
                                                                            ----------                ----------

Commitments and Contingent Liabilities (Note 3)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 80,000 shares
   authorized, issued and outstanding                                            2,000                     2,000
Additional capital paid-in                                                      45,787                    45,787
Retained income                                                                192,653                   171,144
Accumulated other comprehensive income:
        Unrealized net capital gains                                            96,791                    64,479
                                                                            ----------                ----------
    Total accumulated other comprehensive income                                96,791                    64,479
                                                                            ----------                ----------

            Total shareholder's equity                                         337,231                   283,410
                                                                            ----------                ----------
            Total liabilities and shareholder's equity                      $2,627,742                $2,318,549
                                                                            ==========                ==========



See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS



                                                     Three months ended                      Nine months ended
                                                        September 30,                          September 30,
                                              -----------------------------------    -----------------------------------
($ in thousands)                                   1998                1997               1998                1997
                                              ----------------    ---------------    ----------------    ---------------
                                                                             (Unaudited)

REVENUES
   Premiums (net of reinsurance
      ceded of $886 and $793,
      $2,643 and $2,243)                          $  20,388          $  21,075           $  63,642         $   67,882
   Contract charges                                   7,777              7,146              24,196             21,128
   Net investment income                             33,758             31,629             100,018             92,871
   Realized capital gains and losses                     53                817               4,157                742
                                                  ---------           ---------          ---------         ----------
                                                     61,976             60,667             192,013            182,623
                                                  ---------           ---------          ---------         ----------

COSTS AND EXPENSES
   Contract benefits (net of reinsurance
      recoveries of $254 and $950,
      $756 and $1,632)                               46,744             43,081             135,565            132,946
   Amortization of deferred acquisition
      costs                                           1,562                746               5,767              4,565
   Operating costs and expenses                       5,260              5,237              17,426             15,493
                                                  ---------          ---------           ---------         ----------
                                                     53,566             49,064             158,758            153,004
                                                  ---------          ---------           ---------         ----------

INCOME FROM OPERATIONS
    BEFORE INCOME TAX EXPENSE                         8,410             11,603              33,255             29,619

INCOME TAX EXPENSE                                    2,883              4,207              11,746             10,662
                                                  ---------          ---------           ---------         ----------

NET INCOME                                        $   5,527          $   7,396           $  21,509         $   18,957
                                                  =========          =========           =========         ==========




See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS




                                                                                      Nine months ended
                                                                                        September 30,
                                                                        ----------------------------------------------
                                                                                 1998                     1997
                                                                        ---------------------    ---------------------
($ in thousands)                                                                         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $   21,509                 $  18,957
Adjustments to reconcile net income to net cash
    provided by operating activities
        Depreciation, amortization and other non-cash items                     (26,588)                  (23,167)
        Realized capital gains and losses                                        (4,157)                     (742)
        Interest credited to contractholder funds                                27,537                    25,025
        Increase in reserve for life-contingent contract
          benefits and contractholder funds                                      41,875                    52,221
        Increase in deferred policy acquisition costs                            (8,605)                   (7,222)
        Decrease in accrued investment income                                     1,167                     1,211
        Changes in deferred income taxes                                           (201)                   (1,492)
        Changes in other operating assets and
          liabilities                                                            (8,186)                   18,840
                                                                             ----------                 ---------
                 Net cash provided by operating activities                       44,351                    83,631
                                                                             ----------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                   65,274                    14,776
Investment collections
        Fixed income securities                                                  92,221                    80,621
        Mortgage loans                                                            4,888                     1,899
Investment purchases
        Fixed income securities                                                (248,209)                 (175,460)
        Mortgage loans                                                          (14,312)                  (18,500)
Change in short-term investments, net                                              (977)                   14,950
Change in policy loans, net                                                      (1,159)                   (1,612)
                                                                             ----------                 ---------
                 Net cash used in investing activities                         (102,274)                  (83,326)
                                                                             ----------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                    100,721                    54,965
Contractholder fund withdrawals                                                 (43,191)                  (40,312)
                                                                             ----------                 ---------
                 Net cash provided by financing activities                       57,530                    14,653
                                                                             ----------                 ---------

NET (DECREASE) INCREASE IN CASH                                                    (393)                   14,958
CASH AT BEGINNING OF PERIOD                                                         393                     1,027
                                                                             ----------                 ---------
CASH AT END OF PERIOD                                                        $        -                 $  15,985
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

     The financial statements and notes as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1997. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 replaces the existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements of this SFAS are effective for fiscal years beginning after June 15, 1999. Earlier application of this SFAS is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. This SFAS requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The Company is currently reviewing these requirements and has not yet determined the impact or the expected date of adoption.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this SOP are not expected to have a material impact on the results of operations, liquidity or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



2.   Comprehensive Income

     The components of other comprehensive income on a pretax and after -tax basis are as follows:

                                                                      Three months ended September 30,
                                               --------------------------------------------------------------------------------
    ($ in thousands)                                            1998                                     1997
                                               ---------------------------------------  ---------------------------------------
                                                               Income                                   Income
                                                                 tax        After-                        tax        After-
                                                  Pretax       effect         tax          Pretax       effect         tax
                                                  ------       ------       ------         ------       ------       ------
    Unrealized capital gains and losses:
        Unrealized holding gains arising
           during the period                     $ 88,775     $ (31,070)    $ 57,705      $  68,073    $ (23,825)   $ 44,248
        Adjustments to unrealized capital
          gains and losses arising during
          the period:
             Deferred acquisition costs            (2,495)          872       (1,623)          (318)         111        (207)
             Reserves for life insurance
               policy benefits                    (48,181)       16,863      (31,318)       (44,814)      15,684     (29,130)
                                                ---------     ---------     --------      ---------    ---------    --------
             Net  unrealized holding gains
               arising during the period           38,099       (13,335)      24,764         22,941       (8,030)     14,911
                                                ---------     ---------     --------      ---------    ---------    --------
        Less:  reclassification adjustment
         for realized net capital gains in-
         cluded in net income                       3,015        (1,055)       1,960            738         (259)        479
                                                ---------     ---------     --------      ---------    ---------    --------

    Other comprehensive income                  $  35,084     $ (12,280)    $ 22,804      $  22,203    $  (7,771)   $ 14,432
                                                =========     =========     --------      =========    =========    --------
    Net income                                                                 5,527                                   7,396
                                                                            --------                                --------
    Comprehensive income                                                    $ 28,331                                $ 21,828
                                                                            ========                                ========


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



                                                                      Nine months ended September 30,
                                              ---------------------------------------------------------------------------------
    ($ in thousands)                                           1998                                    1997
                                              ---------------------------------------  ----------------------------------------
                                                              Income                                  Income
                                                                tax        After-                       tax         After-
                                                 Pretax       effect        tax           Pretax      effect         tax
                                                  ------       ------       ------         ------       ------       ------

    Unrealized capital gains and losses:
       Unrealized holding gains arising
          during the period                    $ 130,282      $ (45,598)   $ 84,684        $ 54,810    $ (19,184)   $  35,626
       Adjustments to unrealized capital
          gains and losses arising during
          the period:
          Deferred acquisition costs              (3,066)         1,072      (1,994)           (234)          82         (152)
          Reserves for life insurance
              policy benefits                    (73,283)        25,649     (47,634)        (36,744)      12,860      (23,884)
                                               ---------      ---------    --------        --------    ---------    ---------
           Net  unrealized holding gains
              arising during the period           53,933        (18,877)     35,056          17,832       (6,242)      11,590
                                               ---------      ---------    --------        --------    ---------    ---------
       Less:  reclassification adjustment
          for realized net capital gains
          included in net income                   4,221         (1,477)      2,744             556         (195)         361
                                               ---------      ---------    --------        --------    ---------    ---------

    Other comprehensive income                 $  49,712      $ (17,400)   $ 32,312        $ 17,276    $  (6,047)   $  11,229
                                               =========      =========    --------        ========    =========    ---------
    Net income                                                               21,509                                    18,957
                                                                           --------                                 ---------
    Comprehensive income                                                   $ 53,821                                 $  30,186
                                                                           ========                                 =========


3.   Regulation and Legal Proceedings

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

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations




       The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under Part I. Item 1 contained herein and the discussion, analysis, financial statements and notes thereto found under Part II. Item 7 and Item 8 of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1997.

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


FINANCIAL HIGHLIGHTS
($ in thousands)
                                                 Three months ended                       Nine months ended
                                                   September 30,                            September 30,
                                         -----------------------------------    ------------------------------------
                                              1998               1997                 1998                1997
                                         ---------------    ----------------    ----------------    ----------------

Statutory premiums and deposits          $     67,025       $     45,682        $   195,585         $   149,446
                                         ============       ============        ===========         ===========

Investments                              $  2,195,754       $  1,797,535        $ 2,195,754         $ 1,797,535
Separate Account assets                       322,658            308,716            322,658             308,716
                                         ------------       ------------        -----------         -----------
Investments including
   Separate Account assets               $  2,518,412       $  2,106,251        $ 2,518,412         $ 2,106,251
                                         ============       ============        ===========         ===========

Premiums and contract charges            $     28,165       $     28,221        $    87,838         $    89,010
Net investment income                          33,758             31,629            100,018              92,871
Contract benefits                              46,744             43,081            135,565             132,946
Operating costs and expenses                    6,787              5,983             22,735              20,058
                                         ------------       ------------        -----------         -----------
Income from operations                          8,392             10,786             29,556              28,877
Income tax expense on
   operations                                   2,877              3,921             10,451              10,402
                                         ------------       ------------        -----------         -----------
Operating income                                5,515              6,865             19,105              18,475
Realized capital gains and
   losses, after-tax (1)                           12                531              2,404                 482
                                         ------------       ------------        -----------         -----------
Net income                               $      5,527       $      7,396        $    21,509         $    18,957
                                         ============       ============        ===========         ===========


(1) Net of the effect of related amortization of deferred policy acquisition costs in 1998.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  (Continued)


Premiums, deposits, contract charges and contract benefits

     Statutory premiums and deposits, which include premiums and deposits for all products, increased 46.7% in the third quarter and 30.9% for the first nine months of 1998 compared with the same periods last year. For the three month period ended September 30, 1998, the increase was primarily attributable to increased sales of fixed annuities and, to a lesser extent, structured settlement annuities. For the nine-month period, the increase was primarily the result of increased sales of fixed annuities.

     Premiums and contract charges under generally accepted accounting principles ("GAAP") decreased slightly in the third quarter and first nine months of 1998 from the comparable 1997 periods. Under GAAP, revenues exclude deposits on most annuity contracts and premiums on universal life insurance policies and will vary with the mix of products sold during the period. In 1998, increased revenues from universal and term life insurance were more than offset by lower sales of life-contingent structured settlement annuities.

Operating income

     Pretax net investment income increased 6.7% and 7.7% in the third quarter and the first nine months of 1998, respectively, from the comparable 1997 periods, primarily due to higher investment balances, partially offset by lower investment yields. Investments, excluding Separate Account assets and unrealized gains on fixed income securities, grew by 9.8%. The overall portfolio yield declined slightly, as proceeds from calls and maturities as well as positive cash flows from operating activities were invested in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at lower interest rates than those which prevailed when the funds were previously invested.

     Operating expenses, which includes the amortization of deferred policy acquisition costs, increased $804 thousand or 13.4% and $2.7 million or 13.3% for the three-month and nine-month periods ended September 30, 1998, respectively. The increase for the three-month period ended September 30, 1998 was primarily due to increased amortization of deferred policy acquisition costs. The increase for the nine-month period ended September 30, 1998 was related to increased general expenses resulting from growth in the number of customer policies and an increase in the amortization of deferred policy acquisition costs. In both the three and nine month periods ended September 30, 1997, the amortization of deferred acquisition costs was reduced due to the revised estimates of future gross profits on interest sensitive life products.

     Operating income decreased 19.7% during the third quarter, and increased 3.4% during the first nine months of 1998 compared with the same periods in 1997. For the three month period, increased net investment income was more than offset by increased costs and expenses. For the nine month period, income generated from new and existing structured settlement annuity and life insurance business was partially offset by increased costs and expenses.

Realized capital gains and losses

     Net realized capital gains after-tax decreased to $12 thousand in the third quarter as a result of lower gains on fixed income securities. The increase to $2.4 million for the first nine months of 1998 is due primarily to gains arising from the receipt of prepayments of fixed income securities.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  (Continued)


INVESTMENTS

     The composition of the investment portfolio at September 30, 1998, at financial statement carrying values, is presented in the table below.

                                                                Percent
($ in thousands)                                                to total
                                                                --------

Fixed income securities (1)             $1,999,860                 91.1.%
Mortgage loans                             131,584                  6.0
Policy loans                                28,759                  1.3
Short-term                                  35,551                  1.6
                                        ----------              -------

    Total                               $2,195,754                100.0%
                                        ==========              =======


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $1,628,116.

     Total investments increased to $2.20 billion at September 30, 1998 from $1.91 billion at December 31, 1997. The increase in investments is primarily due to the increase in unrealized net capital gains on fixed income securities, amounts invested from positive cash flows generated from financing and operating activities, and the addition to short-term investments of $24.4 million of collateral resulting from a change in accounting treatment for securities lending programs. At September 30, 1998, unrealized net capital gains on the fixed income securities portfolio were $371.7 million compared to $246.1 million at December 31, 1997.

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

Short-term investments

     The carrying value of the Company's short-term investment portfolio was $35.6 million and $9.5 million at September 30, 1998 and December 31, 1997, respectively. The Company generally invests available cash balances in taxable short-term securities having a final maturity date or redemption date of one year or less.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  (Continued)


SEPARATE ACCOUNTS

     Separate Account assets and liabilities increased 4.6% from $308.6 million at December 31, 1997 to $322.7 million at September 30, 1998 due primarily to sales of variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios which were, to a large extent, offset by variable annuity contract surrenders and withdrawals.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

     The Company's principal sources of funds are collections of principal and interest from the investment portfolio and the receipt of premiums and deposits. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities and surrenders, and operating costs.

     The maturity structure of the Company's fixed income securities, which represent 91.1% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's product portfolio, primarily fixed annuity and universal life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.


YEAR 2000


     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, policy and contract administration, risk analysis, investment processing and other enterprise systems. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, many systems and equipment that are not typically thought of as computer-related (referred to as "non-IT") contain imbedded hardware or software that may have a Year 2000 sensitive component. The Company believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Company.

     In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse affects of the Year 2000 issues on its systems: (1) assessment and analysis of affected systems and equipment; (2) remediation and compliance of systems and equipment through strategies that include the enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant; (3) testing of systems and equipment using clock-forward testing for both current and future dates and for dates which trigger specific processing; and (4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Company's results of operations, liquidity or financial position.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  (Continued)





     The Corporation believes that the first step of this plan, assessment, is complete, and is currently in the remediation phase for all systems and equipment. The Corporation is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications. Management believes the majority of the Corporation's computer systems and equipment will be remediated by the end of 1998, with the investment processing systems and certain midrange computers to be remediated by the middle of 1999.

     The third phase of the plan which includes clock-forward testing of the Corporation's systems and non-IT, is scheduled to be largely complete by the end of 1998. The Corporation is currently in the process of identifying key processes and developing contingency plans in the event that the systems and equipment supporting these processes are not Year 2000 compliant at the end of 1999. Management believes these contingency plans should be completed by mid-1999. Until these plans are complete, management is unable to determine an estimate of the most reasonably possible worst case scenario due to issues relating to the Year 2000.

     In addition the Company is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to both their Year 2000 issues and non-IT issues. The Company is currently soliciting its key external counterparties and suppliers to certify that they are compliant with the Year 2000 issues or are taking actions they believe will adequately prepare them for the Year 2000. The Company will continue its efforts to receive responses on Year 2000 compliance from these parties. If key vendors are unable to meet the Year 2000 requirement, the Company intends to prepare contingency plans that will allow the Company to continue to sell to and service its customers. Management believes these contingency plans should be completed by mid-1999. The Company also has investments which have been publicly and privately placed. The Company may also be exposed to the risk that the issuers of these investments will be adversely impacted by Year 2000 issues.

     The Company presently believes that it will resolve the Year 2000 issue in a timely manner, and the costs incurred to achieve Year 2000 compliance of Company systems are not expected to be material to the Company's results of operations, liquidity or financial position. Year 2000 costs are expensed as incurred.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                  (Continued)


PENDING ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements are effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. This SFAS requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The Company is currently reviewing these requirements and has not yet determined the impact or the expected date of adoption.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this SOP are not expected to have a material impact on the results of operations, liquidity or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.


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

       (b)  Reports on 8-K

             No reports on Form 8-K were filed during the third quarter of 1998.




* Previously filed in Form N-4 Registration Statement No.33-65381 dated September 20, 1996 and incorporated by reference.

** Previously filed in Form S-1 Registration Statement No.33-47245 dated November 13, 1992 and incorporated by reference.

*** Previously filed in Form S-1 Registration Statement No.33-47245 filed April 1, 1998 and incorporated by reference; Form S-1 Registration Statement No. 33-65355 filed April 1, 1998 and incorporated by reference.

**** Previously filed in Form S-1 Registration Statement No.33-47245 filed April 1, 1998 and Form S-1 Registration Statement No. 33-65355 filed April 1, 1998 and incorporated by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 1998.



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