Form 10-K
period 1998-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1999-03-30
CIK 839759

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

For fiscal year ended December 31, 1998       Commission file number 33-47245
                                                                     33-65355
                                                                     033-65381
                                                                     033-35445
                                                                     033-24228


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 31, 1998 there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by ALIC.

               ALLSTATE  LIFE  INSURANCE  COMPANY  OF NEW YORK
        (A wholly owned subsidiary of Allstate Life Insurance Company)

                  Annual Report for 1998 On Form 10-K

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

PART II

ITEM 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.......................... 5
ITEM 6.    Selected Financial Data*.............................N/A
ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................. 6
ITEM 7A.   Quantitiative and Qualitative Disclosures About
           Market Risk..........................................16
ITEM 8.    Financial Statements and Supplementary Data..........16
ITEM 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................16

PART III

ITEM 10.   Directors and Executive Officers of the Registrant*..N/A
ITEM 11.   Executive Compensation*..............................N/A
ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management*..........................................N/A
ITEM 13.   Certain Relationships and Related Transactions*......N/A

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K...................................17

Index to Financial Statement Schedules..........................18
Signatures......................................................19
Exhibit Index...................................................E-1

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

     Allstate Life of New York's operations consist of one business segment which is the sale of life insurance and savings products.

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

     Allstate Life of New York is registered with the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Allstate Life of New York Separate Accounts which, together with the Company, issue variable annuity contracts.

ITEM 2.  PROPERTIES

     Allstate Life of New York occupies office space in Farmingville, New York and Northbrook, Illinois.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the position or results of operations of the Company.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANTS'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the Company's outstanding shares are owned by its parent, ALIC. All of ALIC's outstanding shares are owned by AIC. All of the outstanding shares of AIC are owned by the Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and related notes.

       The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"), markets a broad line of life insurance and savings products in the State of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Savings products include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents (which include life specialists), banks, independent insurance agents, brokers and direct marketing. The Company has identified itself as a single segment entity.


FINANCIAL HIGHLIGHTS
($ in thousands)
                                                        1998          1997          1996
                                                   -----------   -----------   -----------

Statutory premiums and deposits                    $   266,950   $   208,090   $   235,634
                                                   ===========   ===========   ===========
Investments                                        $ 2,216,909   $ 1,907,997   $ 1,636,654

Separate Account assets                                366,247       308,595       260,668
                                                   -----------   -----------   -----------

Investments, including Separate Account assets     $ 2,583,156   $ 2,216,592   $ 1,897,322
                                                   ===========   ===========   ===========

Premiums and contract charges                      $   119,052   $   118,963   $   117,106

Net investment income                                  134,413       124,887       112,862

Life and annuity contract benefits                     183,839       179,872       172,772

Operating costs and expenses                            31,100        28,667        23,386
                                                   -----------   -----------   -----------

Income from operations                                  38,526        35,311        33,810

Income tax expense on operations                        13,511        13,051        12,221
                                                   -----------   -----------   -----------

Operating income                                        25,015        22,260        21,589

Realized capital gains and losses, after-tax (1)         2,642           456        (1,028)
                                                   -----------   -----------   -----------

Net income                                         $    27,657   $    22,716   $    20,561
                                                   ===========   ===========   ===========

(1) Net of the effect of related amortization of deferred acquisition costs in 1998.

PREMIUMS, DEPOSITS, CONTRACT CHARGES AND CONTRACT BENEFITS

       Statutory premiums and deposits include premiums and deposits for all products. In 1998, total statutory premiums and deposits increased $58.9 million or 28.3%. The increase was due primarily to increased sales of fixed annuities in the banking distribution channel. Total statutory premiums and deposits decreased $27.5 million, or 11.7%, in 1997 from 1996 as increased sales of variable annuities and life insurance policies were more than offset by a reduction in deposits relating to funding agreements, a type of fixed annuity product. Funding agreements, first sold by the Company in 1996, are entered into based on the Company's assessment of market opportunities.

       Under generally accepted accounting principles ("GAAP"), revenues exclude deposits on most annuity contracts and premiums on universal life insurance policies, and will vary with the mix of business sold during the period. Premiums and contract charges were $119.1 million in 1998 compared to $119.0 million in 1997. In both years higher universal life and variable annuity contract charges were partially offset by lower sales of structured settlement annuities with life contingencies. In 1998, higher traditional life, health and credit premiums also contributed to the increase. The increase in universal life contract charges was due primarily to growth in universal life policies in force. Variable annuity contract charges increased due to growth in variable annuity deposits as well as strong performance in the underlying funds of the Separate Accounts.

OPERATING INCOME

       Pretax net investment income increased 7.6% and 10.7% in 1998 and 1997, respectively. Higher investment balances in each period more than offset lower portfolio yields. Investments, excluding Separate Account assets and unrealized gains on fixed income securities, grew 14.3% and 9.8% in 1998 and 1997, respectively. In the declining interest rate environments of 1998, 1997 and 1996, funds from maturing investments were generally reinvested at lower yields resulting in reduced investment income.

       Operating costs and expenses increased $2.4 million, or 8.5% and $5.3 million, or 22.6%, for the years ended December 31, 1998 and 1997, respectively. For the year ended December 31, 1998, the increase in expenses is primarily due to growth in business. For the year ended December 31, 1997 the increase is related to growth in business and the recognition of costs related to the relocation of the policy administration function, offset by a reduction in amortization of deferred acquisition costs due to revised estimates of future gross profits on interest-sensitive life products.

         Operating income increased 12.4% in 1998 and 3.1% in 1997. The increase in 1998 resulted from favorable mortality margins and increased contract charges, primarily from variable annuities, partially offset by higher expenses. The increase in 1997 is primarily due to favorable mortality experience and higher investment margins on the structured settlement annuity business.

REALIZED CAPITAL GAINS AND LOSSES

       Realized capital gains and losses increased in 1998 due primarily to higher levels of sales and pre-payments of fixed income securities. In 1997, increased realized capital gains on fixed income securities and reduced losses on other investments were partially offset by increased writedowns on mortgage loans. Year to year fluctuations in realized capital gains are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.

INVESTMENTS

       The composition of the investment portfolio at December 31, 1998 is presented in the table below (see Notes 2 and 4 to the financial statements for investment accounting policies and additional information).
                                                             PERCENT
($ in thousands)                                             TO TOTAL
                                                             --------

Fixed income securities (1)                     $1,966,067    88.7%
Mortgage loans                                     145,095     6.6
Short-term                                          76,127     3.4
Policy loans                                        29,620     1.3
                                                ----------   -------

    Total                                       $2,216,909    100.0%
                                                ==========   =======


(1)Fixed income securities are carried at fair value. Amortized cost for these securities was $1,648,972 at December 31, 1998.

       Total investments increased to $2.22 billion at December 31, 1998, from $1.91 billion at December 31, 1997. The increase was primarily due to amounts invested from positive cash flows generated from operations and increases in the market values of fixed income securities.

       Short-term investments increased, in part, at December 31, 1998 by $10.0 million due to a change in accounting treatment for collateral received by the securities lending program and by approximately $34 million in anticipation of an inter-company settlement.

FIXED INCOME SECURITIES

       The Company's fixed income securities portfolio consists of U.S. government bonds, privately-placed securities, publicly traded corporate bonds, mortgage-backed securities, asset-backed securities and tax-exempt municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1998, unrealized net capital gains on the fixed income securities portfolio were $317.1 million compared to $246.1 million as of December 31, 1997. The increase in the unrealized gain position is primarily attributable to lower interest rates.

       At December 31, 1998, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 1998 is presented below:

     NAIC
   RATINGS   MOODY'S EQUIVALENT DESCRIPTION   FAIR VALUE   PERCENT TO TOTAL
   -------   ------------------------------   ----------   ----------------

      1      Aaa/Aa/A                         $1,565,538         79.6%
      2      Baa                                 387,948         19.7
      3      Ba                                   10,617           .6
      4      B                                     1,964           .1
                                              ----------      --------
                                              $1,966,067        100.0%
                                              ==========      ========

       As of December 31, 1998, the fixed income securities portfolio contained $555.9 million of privately-placed corporate obligations, compared with $540.9 million at December 31, 1997. The benefits of privately-placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately-placed securities as compared to public securities is reduced liquidity. At December 31, 1998, substantially all of the privately-placed securities were rated as investment grade by either the NAIC or the Company's internal ratings. The Company determines the fair value of privately-placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

       At December 31, 1998 and 1997, $305.1 million and $228.7 million, respectively, of the fixed income securities portfolio were invested in mortgage-backed securities ("MBS"). At December 31, 1998, all of the MBS were investment grade and substantially all have underlying collateral that is guaranteed by U.S. government entities, thus credit risk is minimal.

       MBS, however, are subject to interest rate risk as the duration and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk by purchasing MBS where cost does not significantly exceed par value, and with repayment protection to provide a more certain cash flow to the Company. At December 31, 1998, the amortized cost of the MBS portfolio was below par value by $6.9 million and over 42% of the MBS portfolio was invested in planned amortization class bonds. This type of MBS is purchased to provide additional protection against declining interest rates.

         The fixed income securities portfolio contained $34.5 million and $39.7 million of asset-backed securities ("ABS") at December 31, 1998 and 1997, respectively. ABS are subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. Approximately 50% of all securities are rated in the highest rating category by one or more credit rating agencies. Interest rate risk is similar to the risk posed by MBS, however to a lesser degree because of the nature of the underlying assets. At December 31, 1998, the amortized cost of the ABS portfolio was below par value by $230 million. Over 65% of the Company's ABS are invested in securitized credit card receivables. The remainder of the portfolio is backed primarily by securitized home equity, manufactured housing, and auto loans.

       The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

MORTGAGE LOANS

       The Company's $145.1 million investment in mortgage loans at December 31, 1998 is comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage the Company's mortgage loan risk.

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

SHORT-TERM INVESTMENTS

       The Company's short-term investment portfolio was $76.1 million and $9.5 million at December 31, 1998 and 1997, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less. The short-term investment portfolio increased, in part, at December 31, 1998 by $10.0 million due to a change in the accounting treatment for collateral received by the securities lending program and by approximately $34 million in anticipation of an inter-company settlement.


SEPARATE ACCOUNTS

       Separate Account assets and liabilities increased 18.7% to $366.2 million at December 31, 1998. The increases were primarily attributable to sales of flexible premium deferred variable annuity contracts and favorable investment performance of the Separate Accounts investment portfolios, partially offset by variable annuity surrenders and withdrawals.


MARKET RISK

         Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

       The active management of market risk is integral to the Company's operations. The Company may use the following approaches to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of future investments purchased or 3) use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. Note 5 to the financial statements provides a more detailed discussion of these instruments.

CORPORATE OVERSIGHT

       The Company administers and oversees its investment risk management processes primarily through two oversight bodies: the Board of Directors and the Credit and Risk Management Committee ("CRMC") of the Corporation. The Board of Directors provide executive oversight of investment activities. The Corporation's CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

       The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has specific investment policies that delineate the investment limits and strategies that are appropriate given the Company`s liquidity, surplus, product and regulatory requirements.

       The Company manages its exposure to market risk through asset allocation limits, duration limits and, as appropriate, stress tests. Asset allocation limits place restrictions on the aggregate fair value which may be invested within an asset class. The Company has duration limits on investment portfolios, and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk which may be taken. Stress tests measure downside risk to fair value and earnings over longer time intervals and/or for adverse market scenarios.

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

       The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1998, the difference between the Company's liability and asset duration was approximately 3.4 years, which is larger than the 2.8 gap reported for December 31, 1997. This duration gap indicates that the fair value of the Company's liabilities is more sensitive to interest rate movements than the fair value of its assets.

       The Company seeks to invest premiums and deposits to create future cash flows that will fund future claims, benefits and expenses, and earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit its exposure to interest rate risk, the Company adheres to a philosophy of managing the duration of assets and related liabilities. The Company uses financial futures to hedge the interest rate risk related to anticipatory purchases and sales of investments and product sales to customers.

       To calculate duration, the Company projects asset and liability cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The cash flows used in the model reflect the expected maturity and repricing characteristics of the Company's derivative financial instruments, all other financial instruments (as depicted in Note 5 to the financial statements), and certain non-financial instruments including interest-sensitive annuity liabilities. The projections include assumptions (based upon historical market and Company specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

       Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 1998, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets and liabilities identified above by approximately $3.8 million. The selection of a 100 basis point immediate rate shock should not be construed as a prediction by the Company's management of future market events; but rather, to illustrate the potential impact of such an event.

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

EQUITY PRICE RISK

       Equity price risk is the risk that the Company will incur economic losses due to adverse changes in equity prices. At December 31, 1998, the Company had variable annuity funds with balances totaling $366.2 million. The Company earns mortality and expense fees as a percentage of fund balance. In the event of an immediate decline of 10% in the fund balances due to equity market declines, the Company would earn approximately $500 thousand less in annualized fee income.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal sources of funds are collections of principal, interest and dividends from the investment portfolio and the receipt of premiums and deposits. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities, contract surrenders and withdrawals, and operating costs.

       The maturity structure of the Company's fixed income securities, which represent 88.7% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and universal life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.

       At December 31, 1998, the Moody's and Standard and Poor's financial strength ratings for the Company were Aa2 and AA+, respectively.

       The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1998, RBC for the Company was significantly above a level that would require regulatory action.

YEAR 2000

      The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

      The Corporation is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many of the Corporation's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced, ("Year 2000"). Also, non-IT often contains embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

      In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse effects of Year 2000 issues on its systems: 1) inventory and assessment of affected systems and equipment,
2) remediation and compliance of systems and equipment through strategies that include the replacement or enhancement of existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant, 3) testing of systems using clock-forward testing for both current and future dates and for dates which trigger specific processing, and 4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Corporation's results of operations, liquidity or financial position.

      The Corporation believes that the first three steps of this plan, assessment, remediation and testing, including clock-forward testing which is being performed on the Corporation's systems and non-IT, are mostly complete for the Corporation's critical systems. In April 1998, the Corporation announced its main premium application system, ALERT, which manages more than 20 million auto and homeowners policies, is Year 2000 compliant. The Corporation is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications.

      Certain investment processing systems, midrange computers and personal computer environments are planned to be remediated by the middle of 1999, and some systems and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

      The Corporation is currently in the process of identifying key processes and developing contingency plans in the event that the systems supporting these processes are not Year 2000 compliant at the end of 1999. Management believes these contingency plans should be completed by mid-1999. Until these plans are complete, management is unable to determine an estimate of the most reasonably possible worst case scenario due to issues relating to the Year 2000.

      In addition, the Corporation is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included the solicitation of external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently, the Corporation has solicited approximately 1,500, and has received responses from approximately 75% of its counterparties and suppliers. The Corporation will continue its efforts to solicit responses on Year 2000 compliance from these parties. The majority of these responses have stated that the counterparties and suppliers believe that they will be Year 2000 compliant and that no transactions will be affected. However, some key vendors have not provided affirmative responses to date. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. If key vendors are determined to be unable to meet the Year 2000 requirement, the Corporation is preparing contingency plans that will allow the Corporation to continue to sell its products and to service its customers. Management believes these contingency plans should be completed by mid-1999. The Corporation currently does not have sufficient information to determine whether or not its external counterparties and suppliers will be Year 2000 ready.

     The Corporation is currently assessing the level of Year 2000 risk associated with certain personal lines policies that have been issued. To date, no changes have been made in the coverages provided by the Corporation's personal auto and homeowners lines policies to specifically exclude coverage for Year 2000 related claims. This does not mean that all losses, or any particular type of loss, that might be related to Year 2000 will be covered. Rather, all claims will continue to be evaluated on a case-by-case basis to determine whether coverage is available for a particular loss in accordance with the applicable terms and conditions of the policy in force.

      The Corporation also has investments which have been publicly or privately placed. The Corporation may be exposed to the risk that the issuers of these investments will be adversely impacted by Year 2000 issues. The Company assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments, and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Contingency plans are being created for any securities held whose issuer is determined to not be Year 2000 compliant.

      The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred, therefore the majority of expenses related to this project have been incurred as of December 31, 1998. The Corporation estimates that a total of approximately $125 million in expenses will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers. These amounts also include costs to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

PENDING ACCOUNTING STANDARDS

      In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. In addition, industry groups are working to improve the information available. Adoption of this standard is not expected to be material to the results of operations or financial position of the Company.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements are effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The Company expects to adopt SFAS No. 133 as of January 1, 2000. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The pertinent provisions of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10 to 12 are herein incorporated by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements filed with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required by this Item.

                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT

     1. FINANCIAL STATEMENTS. The Registrants financial statements, for the year ended December 31, 1998, together with the Report of Independent Accountants are set forth on pages F-1 - F-21 of this report.

     2. FINANCIAL STATEMENT SCHEDULES. The following are included in Part IV of this report:

     Schedule IV - Reinsurance page F-22

     Schedule V - Valuation and Qualifying Accounts page F-23

     All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

     (b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 1998.

     (c) EXHIBITS

Exhibit No.                Description

3(i) Restated Certificate of Incorporation, as amended, of Allstate Life Insurance Company of New York (filed herewith)

3(ii) Amended By-laws of Allstate Life Insurance Company of New York (filed herewith)

27                 Financial Data Schedule (filed herewith)

                             Financial Statements

                                     Index
                                     -----

                                                                            Page
                                                                            ----

Independent Auditors' Report...............................................F-1

Financial Statements:

         Statements of Financial Position,
                  December 31, 1998 and 1997...............................F-2


         Statements of Operations and Comprehensive Income for the Years Ended
                  December 31, 1998, 1997 and 1996.........................F-3

         Statements of Shareholder's Equity for the Years Ended
                  December 31, 1998, 1997 and 1996.........................F-4

         Statements of Cash Flows for the Years Ended
                  December 31, 1998, 1997 and 1996.........................F-5

         Notes to Financial Statements.....................................F-6

         Schedule IV - Reinsurance for the Years Ended
                  December 31, 1998, 1997 and 1996.........................F-22

         Schedule V - Valuation and Qualifying Accounts
                  December 31, 1998, 1997 and 1996.........................F-23

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK:

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 1998 and 1997, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1998. Our audits also included Schedule IV - Reinsurance and Schedule V Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance, and Schedule V - Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 1999

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION



                                                              December 31,
                                                              ------------
($ in thousands)                                            1998        1997
                                                            ----        ----

ASSETS
Investments
    Fixed income securities, at fair value
       (amortized cost $1,648,972 and $1,510,110)        $1,966,067   $1,756,257
    Mortgage loans                                          145,095      114,627
    Short-term                                               76,127        9,513
    Policy loans                                             29,620       27,600
                                                         ----------   ----------
    Total investments                                     2,216,909    1,907,997

Deferred acquisition costs                                   87,830       71,946
Accrued investment income                                    22,685       21,725
Reinsurance recoverables                                      2,210        1,726
Cash                                                          3,117          393
Other assets                                                  9,887        6,167
Separate Accounts                                           366,247      308,595
                                                         ----------   ----------
        TOTAL ASSETS                                     $2,708,885   $2,318,549
                                                         ==========   ==========

LIABILITIES
Reserve for life-contingent contract benefits            $1,208,104   $1,084,409
Contractholder funds                                        703,264      607,474
Current income taxes payable                                 14,029        1,419
Deferred income taxes                                        25,449       16,990
Other liabilities and accrued expenses                       23,463       10,985
Payable to affiliates, net                                   38,835        5,267
Separate Accounts                                           366,247      308,595
                                                         ----------   ----------
        TOTAL LIABILITIES                                 2,379,391    2,035,139
                                                         ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 10)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 80,000 shares
     authorized, issued and outstanding                       2,000        2,000
Additional capital paid-in                                   45,787       45,787
Retained income                                             198,801      171,144

Accumulated other comprehensive income:
   Unrealized net capital gains                              82,906       64,479
                                                         ----------   ----------
        Total accumulated other comprehensive income         82,906       64,479
                                                         ----------   ----------
        TOTAL SHAREHOLDER'S EQUITY                          329,494      283,410
                                                         ----------   ----------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY       $2,708,885   $2,318,549
                                                         ==========   ==========

See notes to financial statements.



                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME



                                                           Year Ended December 31,
                                                           -----------------------
($ in thousands)                                        1998         1997         1996
                                                        ----         ----         ----

REVENUES
Premiums and contract charges (net of reinsurance
    ceded of $3,204, $3,087 and $2,273)               $ 119,052   $ 118,963   $ 117,106
Net investment income                                   134,413     124,887     112,862
Realized capital gains and losses                         4,697         701      (1,581)
                                                      ---------   ---------   ---------
                                                        258,162     244,551     228,387
                                                      ---------   ---------   ---------
COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries
    of $997, $1,985 and $2,827)                         183,839     179,872     172,772
Amortization of deferred acquisition costs                7,029       5,023       6,512
Operating costs and expenses                             24,703      23,644      16,874
                                                      ---------   ---------   ---------
                                                        215,571     208,539     196,158
                                                      ---------   ---------   ---------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE         42,591      36,012      32,229
Income tax expense                                       14,934      13,296      11,668
                                                      ---------   ---------   ---------

NET INCOME                                               27,657      22,716      20,561
                                                      ---------   ---------   ---------

OTHER COMPREHENSIVE INCOME
  Change in unrealized net capital gains and losses      18,427      27,627     (37,561)
                                                      ---------   ---------   ---------

COMPREHENSIVE INCOME                                  $  46,084   $  50,343   $ (17,000)
                                                      =========   =========   =========




See notes to financial statements.


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY



                                                             December 31,
                                                             ------------
($ in thousands)                                       1998       1997        1996
                                                       ----       ----        ----

COMMON STOCK                                        $   2,000   $   2,000   $   2,000
                                                    ---------   ---------   ---------

ADDITIONAL CAPITAL PAID-IN                             45,787      45,787      45,787
                                                    ---------   ---------   ---------

RETAINED INCOME
Balance, beginning of year                            171,144     148,428     127,867
Net income                                             27,657      22,716      20,561
                                                    ---------   ---------   ---------
Balance, end of year                                  198,801     171,144     148,428
                                                    ---------   ---------   ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                             64,479      36,852      74,413
Change in unrealized net capital gains and losses      18,427      27,627     (37,561)
                                                    ---------   ---------   ---------
Balance, end of year                                   82,906      64,479      36,852
                                                    ---------   ---------   ---------

     Total shareholder's equity                     $ 329,494   $ 283,410   $ 233,067
                                                    =========   =========   =========


See notes to financial statements.


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS


                                                        Year Ended December 31,
                                                        -----------------------
($ in thousands)                                    1998         1997         1996
                                                    ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $  27,657    $  22,716    $  20,561
Adjustments to reconcile net income to net
  cash provided by operating activities
   Amortization and other non-cash items            (34,890)     (31,112)     (26,172)
   Realized capital gains and losses                 (4,697)        (701)       1,581
   Interest credited to contractholder funds         41,200       31,667       25,817
   Changes in:
      Life-contingent contract benefits
       and contractholder funds                      53,343       68,114       75,217
      Deferred acquisition costs                    (16,693)     (10,781)      (6,859)
      Accrued investment income                        (960)      (1,404)      (1,493)
      Income taxes payable                           13,865         (158)       1,986
      Other operating assets and liabilities        (15,014)       9,949       (5,963)
                                                  ---------    ---------    ---------
      Net cash provided by operating activities      63,811       88,290       84,675
                                                  ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities       65,281       15,723       28,454
Investment collections
    Fixed income securities                         159,648      120,061       72,751
    Mortgage loans                                    5,855        5,365       12,508
Investment purchases
   Fixed income securities                         (292,444)    (236,984)    (236,252)
   Mortgage loans                                   (24,252)     (35,200)     (10,325)
Change in short-term investments, net               (55,846)      16,342      (18,598)
Change in policy loans, net                          (2,020)      (2,241)      (2,574)
                                                  ---------    ---------    ---------
       Net cash used in investing activities       (143,778)    (116,934)    (154,036)
                                                  ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                        137,473       79,384      115,420
Contractholder fund withdrawals                     (54,782)     (51,374)     (46,504)
                                                  ---------    ---------    ---------
      Net cash provided by financing activities      82,691       28,010       68,916
                                                  ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH                       2,724         (634)        (445)
CASH AT BEGINNING OF YEAR                               393        1,027        1,472
                                                  ---------    ---------    ---------
CASH AT END OF YEAR                               $   3,117    $     393    $   1,027
                                                  =========    =========    =========



See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


1.    GENERAL

BASIS OF PRESENTATION
The accompanying financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with generally accepted accounting principles.

To conform with the 1998 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

NATURE OF OPERATIONS
The Company markets a broad line of life insurance and savings products in the State of New York. Life insurance includes traditional products such as whole life and term life insurance, as well as universal life and other interest-sensitive life products. Savings products include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities, and immediate annuities such as structured settlement annuities. The Company distributes its products using a combination of Allstate agents, which include life specialists as well as banks, independent insurance agents, brokers and direct marketing.

Structured settlement annuity contracts issued by the Company are long-term in nature and involve fixed guarantees relating to the amount and timing of benefit payments. Annuity contracts and life insurance policies issued by the Company are subject to discretionary withdrawal or surrender by customers, subject to applicable surrender charges. In low interest rate environments, funds from maturing investments, particularly those supporting long-term structured settlement annuity obligations, may be reinvested at substantially lower interest rates than those which prevailed when the funds were previously invested.

The Company monitors economic and regulatory developments which have the potential to impact its business. There continues to be proposed federal and state regulation and legislation that, if passed, would allow banks greater participation in the securities and insurance businesses. Such events would present an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

Additionally, traditional demutualizations of mutual insurance companies and enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by (1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; and (2) increasing competition in capital markets.

Although the Company currently benefits from agreements with financial services entities who market and distribute its products, change in control of these non-affliliated entities with which the Company has alliances could have a detrimental effect on the Company's sales.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS
Fixed income securities include bonds and mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, certain deferred acquisition costs, and reserves for life and annuity policy benefits, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses.

Mortgage loans are carried at outstanding principal balance, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Valuation allowances on loans not considered to be impaired are established based on consideration of the underlying collateral, borrower financial strength, current and expected market conditions, and other factors.

Short-term investments are carried at cost or amortized cost which approximates fair value, and includes collateral received in connection with securities lending activities. Policy loans are carried at the unpaid principal balances.

Investment income consists primarily of interest and dividends on short-term investments. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined on the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes futures contracts which are derivative financial instruments. When futures contracts meet specific criteria they may be designated as accounting hedges and accounted for on either a fair value or deferral basis, depending upon the nature of the hedge strategy and the method used to account for the hedged item. Derivatives that are not designated as accounting hedges are accounted for on a fair value basis.

If, subsequent to entering into a hedge transaction, the futures contract becomes ineffective (including if the the occurrence of a hedged anticipatory transaction is no longer probable), the Company terminates the derivative position. Gains and losses on these terminations are reported in realized capital gains and losses in the period they occur. The Company may also terminate derivatives as a result of other events or circumstances. Gains and losses on these terminations are either deferred and amortized over the remaining life of either the hedge or the hedged item, whichever is shorter, or are reported in shareholder's equity, consistent with the accounting for the hedged item. Futures contracts must reduce the primary market risk exposure on an enterprise or transaction basis in conjunction with the hedge strategy; be designated as a hedge at the inception of the transaction; and be highly correlated with the fair value of, or interest income or expense associated with, the hedged item at inception and throughout the hedge period.

DEFERRAL ACCOUNTING Under deferral accounting, gains and losses on futures contracts are deferred on the statement of financial position and recognized in earnings in conjunction with earnings on the hedged item. The Company accounts for interest rate futures contracts as hedges using deferral accounting for anticipatory investment purchases and sales when the criteria for futures (discussed above) are met. In addition, anticipated transactions must be
probable  of  occurrence  and  their  significant   terms  and   characteristics
identified.

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

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES
Premiums for traditional life insurance and certain life-contingent annuities are recognized as revenue when due. Accident and disability premiums are earned on a pro rata basis over the policy period. Revenues on universal life-type insurance policies are comprised of contract charges and fees, and are recognized when assessed against the policyholder account balance. Revenues on investment contracts include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balance. Gross premium in excess of the net premium on limited payment contracts are deferred and recognized over the contract period.

REINSURANCE
The Company has reinsurance agreements whereby certain premiums and contract benefits are ceded and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserves for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

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

INCOME TAXES
The income tax provision is calculated under the liability method and presented net of reinsurance. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are insurance reserves and deferred acquisition costs. Deferred income taxes also arise from unrealized capital gains and losses on fixed income securities carried at fair value.

SEPARATE ACCOUNTS
The Company issues flexible premium deferred variable annuities, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as assets and liabilities of the Separate Accounts. The Company's Separate Accounts consist of: Allstate Life of New York Variable Annuity Account, Allstate Life of New York Variable Annuity Account II and Allstate Life of New York Separate Account A. Each of the Separate Accounts are unit investment trusts registered with the Securities and Exchange Commission.

Assets of the Separate Accounts are carried at fair value. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of operations and comprehensive income. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administration fees and mortality and expense risk charges.

RESERVES FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to traditional life insurance, group retirement annuities and structured settlement annuities with life contingencies, disability insurance and accident insurance, is computed on the basis of assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Reserve interest rates ranged from 4.0% to 11.0% during 1998. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves is recorded as a reduction of the unrealized gains included in shareholder's equity.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of individual or group policies and contracts that include an investment component, including most fixed annuities and universal life policies. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. During 1998, credited interest rates on contractholder funds ranged from 3.46% to 11.00% for those contracts with fixed interest rates and from 3.50% to 7.75% for those with flexible rates.

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

NEW ACCOUNTING STANDARDS
In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" under the guidance of SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". As a result, the Company has recorded an asset and corresponding liability representing the collateral received in connection with the Company's securities lending program.

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of certain changes in shareholder's equity that result from transactions and other economic events other than transactions with shareholders. For the Company, these consist of changes in unrealized gains and losses on the investment portfolio (See Note 9).

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 redefines how segments are determined and requires additional segment disclosures for both annual and interim financial reporting. The Company has identified itself as a single operating segment.

PENDING ACCOUNTING STANDARDS
In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. In addition, industry groups are working to improve the information available. Adoption of this standard is not expected to be material to the results of operations or financial position of the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements are effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The Company expects to adopt SFAS No. 133 as of January 1, 2000. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.


3.   RELATED PARTY TRANSACTIONS

REINSURANCE
The Company has reinsurance agreements with ALIC in order to limit aggregate and single exposure on large risks. A portion of the Company's premiums and policy benefits are ceded to ALIC and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

The following amounts were ceded to the ALIC under reinsurance agreements.

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
      ($ in thousands)                      1998          1997       1996
                                            ----          ----       ----

      Premiums                           $  2,519        2,171     $  1,383
      Policy benefits                         315          327        1,662

Included in the reinsurance recoverable at December 31, 1998 and 1997 are amounts due from the ALIC of $532 and $342, respectively.

STRUCTURED SETTLEMENT ANNUITIES
AIC, through an affiliate, purchased $12,747, $12,766 and $15,610 of structured settlement annuities from the Company in 1998, 1997 and 1996, respectively. Of these amounts, $5,152, $3,468 and $8,517 relate to structured settlement annuities with life contingencies and are included in premium income in 1998, 1997 and 1996, respectively. Additionally, the reserve for life-contingent contract benefits was increased by approximately 94% of such premium received in each of these years.

BUSINESS OPERATIONS
The Company utilizes services performed by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $32,326, $27,632 and $23,134 in 1998, 1997 and 1996, respectively. A portion of these expenses relate to the acquisition of life and annuity business which are deferred and amortized over the contract period.


4.   INVESTMENTS

FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:


                                   AMORTIZED        GROSS UNREALIZED         FAIR
                                     COST        GAINS         LOSSES        VALUE
                                     ----        -----         ------        -----

AT DECEMBER 31, 1998
U.S. government and agencies      $  443,930   $  179,455   $       (1)   $  623,384
Municipal                             31,617        2,922          (19)       34,520
Corporate                            848,289      121,202         (899)      968,592
Mortgage-backed securities           291,520       14,294         (700)      305,114
Asset-backed securities               33,616          869          (28)       34,457
                                  ----------   ----------    ----------   ----------
  Total fixed income securities   $1,648,972   $  318,742   $   (1,647)   $1,966,067
                                  ==========   ==========    ==========   ==========

AT DECEMBER 31, 1997
U.S. government and agencies      $  416,203   $  126,824   $     (212)   $  542,815
Municipal                             35,382        2,449          (22)       37,809
Corporate                            803,935      103,700         (479)      907,156
Mortgage-backed securities           215,465       13,442         (166)      228,741
Asset-backed securities               39,125          642          (31)       39,736
                                  ----------   ----------    ----------   ----------
  Total fixed income securities   $1,510,110   $  247,057   $     (910)   $1,756,257
                                  ==========   ==========    ==========   ==========

SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 1998:

                                          AMORTIZED      FAIR
                                            COST         VALUE
                                            ----         -----

Due in one year or less                  $   14,903   $   15,087
Due after one year through five years        79,333       84,372
Due after five years through ten years      227,770      250,208
Due after ten years                       1,001,830    1,276,829
                                         ----------   ----------
                                          1,323,836    1,626,496
Mortgage- and asset-backed securities       325,136      339,571
                                         ----------   ----------
  Total                                  $1,648,972   $1,966,067
                                         ==========   ==========

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

NET INVESTMENT INCOME
YEAR ENDED DECEMBER, 31                 1998       1997       1996
                                        ----       ----       ----

Fixed income securities               $124,100   $116,763   $104,583
Mortgage loans                          10,309      7,896      7,113
Other                                    2,940      2,200      2,942
                                      --------   --------   --------
  Investment income, before expense    137,349    126,859    114,638
  Investment expense                     2,936      1,972      1,776
                                      --------   --------   --------
  Net investment income               $134,413   $124,887   $112,862
                                      ========   ========   ========


REALIZED CAPITAL GAINS AND LOSSES
YEAR ENDED DECEMBER 31,                             1998      1997       1996
                                                    ----      ----       ----

Fixed income securities                           $ 4,755    $   955    $(1,522)
Mortgage loans                                        (65)      (221)       (59)
Other                                                   7        (33)        --
                                                  -------    -------    -------
   Realized capital gains and losses                4,697        701     (1,581)
   Income tax                                       1,644        245       (553)
                                                  -------    -------    -------
   Realized capital gains and losses, after tax   $ 3,053    $   456    $(1,028)
                                                  =======    =======    =======

Excluding calls and prepayments, gross gains of $2,905, $471 and $480 and gross losses of $164, $105 and $2,308 were realized on sales of fixed income securities during 1998, 1997 and 1996, respectively.

UNREALIZED NET CAPITAL GAINS
Unrealized   net  capital   gains  on  fixed  income   securities   included  in
shareholder's equity at December 31, 1998 are as follows:


                                  COST/                         GROSS UNREALIZED          UNREALIZED
                              AMORTIZED COST   FAIR VALUE      GAINS         LOSSES        NET GAINS
                              --------------   ----------      -----         ------        ---------

Fixed income securities        $ 1,648,972    $ 1,966,067   $   318,742   $    (1,647)   $   317,095
                               ===========   ===========   ===========    ===========
Reserve for life-contingent
   contract benefits                                                                        (187,706)
Deferred income taxes                                                                        (44,642)
Deferred acquisition costs
    and other                                                                                 (1,841)
                                                                                         -----------
Unrealized net capital gains                                                             $    82,906
                                                                                         ===========


CHANGE IN UNREALIZED NET CAPITAL GAINS
YEAR ENDED DECEMBER 31,                             1998         1997        1996
                                                    ----         ----         ----

Fixed income securities                          $  70,948    $ 123,519    $ (82,847)
Reserves for life contingent-contract benefits     (42,251)     (80,155)      24,300
Deferred income taxes                               (9,922)     (14,876)      20,224
Deferred acquisition costs and other                  (348)        (861)         762
                                                 ---------    ---------    ---------
Increase (decrease)  in unrealized net
  capital gains                                  $  18,427    $  27,627    $ (37,561)
                                                 =========    =========    =========


INVESTMENT LOSS PROVISIONS AND VALUATION ALLOWANCES
Pretax provisions for investment losses, principally relating to other than temporary declines in value of fixed income securities and valuation allowances on mortgage loans were $114, $261 and $208 in 1998, 1997 and 1996, respectively.

MORTGAGE LOAN IMPAIRMENT
A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Company had no impaired loans at December 31, 1998, 1997 and 1996.

Interest income is recognized on a cash basis for impaired loans carried at the fair value of the collateral, beginning at the time of impairment. For other impaired loans, interest is accrued based on the net carrying value. There were no impaired loans during 1998 and 1997. In 1996, the Company recognized interest income of $281 on impaired loans, which was received in cash during the year. The average recorded investment in impaired loans was $5,154 during 1996.

Valuation allowances for mortgage loans at December 31, 1998, 1997 and 1996 were $600, $486 and $225, respectively. There were no direct write-downs of mortgage loan valuation allowances for the years ended December 31, 1998 and 1997. For the year ended December 31, 1996, direct write-downs of mortgage loan valuation allowances were $1,431. Net (reductions) additions to the mortgage loan valuation allowances were $114, $261 and $(296) for the years ended December 31, 1998, 1997 and 1996, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION

The Company maintains a diversified portfolio of municipal bonds. The largest concentrations in the portfolio are presented below. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31, 1998 and 1997:

(% of municipal bond portfolio carrying value)      1998        1997
                                                    ----        ----

           Ohio                                     30.2%       28.4%
           Illinois                                 21.1        19.8
           California                               17.4        22.7
           Maryland                                  8.2         8.0
           Minnesota                                 5.9         5.5
           New York                                  5.7         5.4
           Maine                                     5.3         5.6

The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The states with the largest portion of the commercial mortgage loan portfolio are listed below. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31, 1998 and 1997:

(% of commercial mortgage portfolio carrying value) 1998         1997
                                                    ----         ----

           California                               41.9%        47.7%
           New York                                 26.3         30.5
           Illinois                                 15.8         15.3
           New Jersey                                6.9           -
           Pennsylvania                              6.2          3.3

The types of properties collateralizing the commercial mortgage loans at December 31, are as follows:


(% of commercial mortgage portfolio carrying value) 1998         1997
                                                    ----         ----

           Retail                                  39.5%         38.8%
           Warehouse                               19.2          25.4
           Apartment complex                       18.5          14.9
           Office buildings                        11.7          15.3
           Industrial                               5.5           4.9
           Other                                    5.6            .7
                                                 ------        ------
                                                  100.0%        100.0%
                                                  =====         =====

The contractual maturities of the commercial mortgage loan portfolio as of December 31, 1998, for loans that were not in foreclosure are as follows:

                        NUMBER OF LOANS  CARRYING VALUE      PERCENT
                        ---------------  --------------      -------

1999                               1       $  2,832             2.0%
2000                               4          7,762             5.3
2001                               5          7,066             4.9
2002                               2          6,154             4.2
Thereafter                        31        121,281            83.6
                            --------       --------        --------
   Total                          43       $145,095           100.0%
                            ========       ========        ========

In 1998, there were no commercial mortgage loans which were contractually due.

SECURITIES ON DEPOSIT
At December 31, 1998, fixed income securities with a carrying value of $2,109 were on deposit with regulatory authorities as required by law.


5.   FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including deferred acquisition costs and reinsurance recoverables) and liabilities (including traditional life and universal life-type insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature. Their carrying values are assumed to approximate fair value.

FINANCIAL ASSETS
The carrying value and fair value of financial assets at December 31, are as follows:

                                  1998                      1997
                                  ----                      ----
                           CARRYING       FAIR       CARRYING       FAIR
                            VALUE         VALUE       VALUE         VALUE
                            -----         -----       -----         -----

Fixed income securities   $1,966,067   $1,966,067   $1,756,257   $1,756,257
Mortgage loans               145,095      154,872      114,627      120,849
Short-term investments        76,127       76,127        9,513        9,513
Policy loans                  29,620       29,620       27,600       27,600
Separate Accounts            366,247      366,247      308,595      308,595

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

The carrying value of policy loans approximates its fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                1998                  1997
                                ----                  ----
                          CARRYING    FAIR      CARRYING    FAIR
                           VALUE      VALUE      VALUE      VALUE
                           -----      -----      -----      -----
Contractholder funds on
   investment contracts   $512,239   $518,448   $437,449   $466,136
Separate Accounts          366,247    366,247    308,595    308,595

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

DERIVATIVE FINANCIAL INSTRUMENTS
The only derivative financial instruments used by the Company are interest rate futures contracts. The Company primarily uses this derivative financial instrument to reduce its exposure to market risk, specifically interest rate risk, in conjunction with asset/liability management. The Company does not hold or issue these instruments for trading purposes.

The following table summarizes the contract amount, credit exposure, fair value and carrying value of the Company's derivative financial instruments:

                                                                   CARRYING
                                                                    VALUE
                             CONTRACT       CREDIT       FAIR       ASSETS/
                              AMOUNT        EXPOSURE     VALUE   (LIABILITIES)
                              ------        --------     -----   -------------

AT DECEMBER 31, 1998
--------------------
Financial futures contracts   $15,000   $        --     $   (15)   $  (223)

AT DECEMBER 31, 1997
--------------------
Financial futures contracts   $29,800   $        --     $  (153)   $  (810)

Carrying value is representative of deferred gains and losses.

The contract amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is measured by the fair value of contracts with a positive fair value at the reporting date. The Company manages its exposure to credit risk primarily by establishing risk control limits. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.

Fair value is the estimated amount that the Company would receive (pay) to terminate or assign the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer and exchange quotes are used to value the Company's derivatives.

Financial futures are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its asset/liability management, the Company generally utilizes futures contracts to manage its market risk related to anticipatory investment purchases and sales, as well as other risk management purposes. Futures used as hedges of anticipatory transactions pertain to identified transactions which are probable to occur and are generally completed within 90 days. Futures contracts have limited off-balance-sheet credit risk as they are executed on organized exchanges and require security deposits, as well as the daily cash settlement of margins.

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments that the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. The Company mitigates this risk through established risk control limits set by senior management. In addition, the change in the value of the Company's derivative financial instruments designated as hedges are generally offset by the change in the value of the related assets and liabilities.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers. The Company had no mortgage loan commitments at December 31, 1998. At December 31, 1997 the Company had $18,000 in mortgage loan commitments which had a fair value of $180.

6.   INCOME TAXES

The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this results in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return.

Prior to Sears, Roebuck and Co.'s ("Sears") distribution ("Sears distribution") on June 30, 1995 of its 80.3% ownership in the Corporation to Sears shareholders, the Allstate Group joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return.

As a result of the Sears distribution, the Allstate Group was no longer included in the Sears Tax Group, and the Tax Sharing Agreement was terminated. Accordingly, the Allstate Group and Sears Group entered into a new tax sharing agreement, which adopts many of the principles of the Tax Sharing Agreement and governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Sears distribution, including the treatment of audits of tax returns for such periods.

The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1993 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

The components of the deferred income tax assets and liabilities at December 31, are as follows:

                                           1998        1997
                                           ----        ----
DEFERRED ASSETS

Life and annuity reserves                $ 41,073    $ 34,084
Difference in tax bases of investments       --           742
Discontinued operations                       364         364
Other postretirement benefits                 328         352
Other assets                                2,023         255
                                         --------    --------
      Total deferred assets                43,788      35,797
                                         --------    --------

DEFERRED LIABILITIES
Unrealized net capital gains              (44,642)    (34,720)
Deferred acquisition costs                (20,573)    (15,821)
Difference in tax bases of investments     (1,784)         --
Prepaid commission expense                   (790)       (792)
Other liabilities                          (1,448)     (1,454)
                                         --------    --------
      Total deferred liabilities          (69,237)    (52,787)
                                         --------    --------
      Net deferred liability             $(25,449)   $(16,990)
                                         ========    ========

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumptions that certain levels of income will be achieved.

The components of income tax expense for the year ended December 31, are as follows:

                                   1998       1997        1996
                                 --------   --------    --------

Current                          $ 13,679   $ 14,874    $ 11,411
Deferred                            1,255     (1,578)        257
                                 --------   --------    --------
      Total income tax expense   $ 14,934   $ 13,296    $ 11,668
                                 ========   ========    ========

The Company paid income taxes of $3,788, $13,350 and $11,968 in 1998, 1997 and 1996, respectively. The Company had a current income tax liability of $14,029 and $1,419 at December 31, 1998 and 1997, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                     1998       1997       1996
                                    ------     ------     ------

Statutory federal income tax rate    35.0%      35.0%      35.0%
State income tax expense              1.6        2.2        2.4
Other                                (1.5)       (.3)      (1.2)
                                    ------     ------     ------
Effective income tax rate            35.1%      36.9%      36.2%
                                    ======     ======     ======

Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1998, approximately $389, will result in federal income taxes payable of $136 if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since the Tax Reform Act of 1984.


7.   STATUTORY FINANCIAL INFORMATION

PERMITTED STATUTORY ACCOUNTING PRACTICES
The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the New York Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a significant impact on statutory surplus or statutory net income.

The NAIC's codification initiative has produced a comprehensive guide of revised statutory accounting principles. While the NAIC has approved a January 1, 2001 implementation date for the newly developed guidance, companies must adhere to the implementation date adopted by their state of domicile. The Company's state of domicile, New York, is continuing its comparison of codification and current statutory accounting requirements to determine necessary revisions to existing state laws and regulations. The requirements are not expected to have a material impact on the statutory surplus of the Company.

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


8.  BENEFIT PLANS

PENSION PLANS
Defined benefit pension plans, sponsored by the Corporation, cover domestic full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service, average annual compensation and estimated social security retirement benefits. The Corporation's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The costs to the Company included in net income were $382, $597 and $490 for the pension plans in 1998, 1997 and 1996, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
The Corporation also provides certain health care and life insurance benefits for retired employees. Qualified employees may become eligible for these benefits if they retire in accordance with the Corporation's established retirement policy and are continuously insured under the Corporation's group plans or other approved plans for ten or more years prior to retirement. The Corporation shares the cost of the retiree medical benefits with retirees based on years of service, with the Corporation's share being subject to a 5% limit on annual medical cost inflation after retirement. The Corporation's postretirement benefit plans currently are not funded. The Corporation has the right to modify or terminate these plans.

PROFIT SHARING FUND
Employees of the Corporation and its domestic subsidiaries are also eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance.

The Company's contribution to the Allstate Plan was $567, $164 and $111 in 1998, 1997 and 1996, respectively.

9.    OTHER COMPREHENSIVE INCOME

The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:


                                         1998                             1997                             1996
                                ------------------------------- ------------------------------------------------------------------
                                                        After-                           After-                           After-
                                   Pretax      Tax       tax      Pretax       Tax        tax       Pretax      Tax        tax
                                   ------      ---       ---      ------       ---        ---       ------      ---        ---
Unrealized capital gains
 and losses:
--------------------------------

Unrealized holding gains
 (losses) arising during
 the period                       $75,817   $(26,536)  $49,281   $ 124,702   $(43,645)  $ 81,057   $(86,096)  $ 30,133   $(55,963)
Adjustments to unrealized
 capital gains and losses
 arising during the period:
    Deferred acquisition costs       (348)       122      (226)       (861)       301       (560)       762       (267)       495
    Reserve for life insurance
      policy benefits             (42,251)    14,788   (27,463)    (80,155)    28,054    (52,101)    24,300     (8,505)    15,795
                                  -------   --------   -------   ---------   --------   --------   --------   --------   --------
      Net unrealized holding
        gains arising during the
        period                     33,218    (11,626)   21,592      43,686    (15,290)    28,396    (61,034)    21,361    (39,673)
                                  -------   --------   -------   ---------   --------   --------   --------   --------   --------
  Less: reclassification
     adjustment for realized
     net capital gains included
     in net income                  4,869     (1,704)    3,165       1,183       (414)       769     (3,249)     1,137     (2,112)
                                  -------   --------   -------   ---------   --------   --------   --------   --------   --------
Unrealized net capital
 gains (losses)                    28,349     (9,922)   18,427      42,503    (14,876)    27,627    (57,785)    20,224    (37,561)
                                  -------   --------   -------   ---------   --------   --------   --------   --------   --------
OTHER COMPREHENSIVE
 INCOME                           $28,349   $ (9,922)  $18,427   $  42,503   $(14,876)  $ 27,627   $(57,785)  $ 20,224   $(37,561)
                                  =======   ========   =======   =========   ========   ========   ========   ========   ========


10.      COMMITMENTS AND CONTINGENT LIABILITIES

REGULATIONS AND LEGAL PROCEEDINGS
The Company's business is subject to the effect of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulation, controls on medical care costs, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE



($ in thousands)
                                    GROSS                      NET
YEAR ENDED DECEMBER 31, 1998        AMOUNT        CEDED       AMOUNT
----------------------------        ------        -----       ------

Life insurance in force          $12,656,826  $   857,500  $11,799,326
                                 ===========  ===========  ===========

Premiums and contract charges:
    Life and annuities           $   116,678  $     2,541  $   114,137
    Accident and health                5,578          663        4,915
                                 -----------  -----------  -----------
                                 $   122,256  $     3,204  $   119,052
                                 ===========  ===========  ===========


                                    GROSS                      NET
YEAR ENDED DECEMBER 31, 1997        AMOUNT        CEDED       AMOUNT
----------------------------        ------        -----       ------

Life insurance in force          $11,339,990  $   721,040  $10,618,950
                                 ===========  ===========  ===========

Premiums and contract charges:
    Life and annuities           $   116,167  $     2,185  $   113,982
    Accident and health                5,883          902        4,981
                                 -----------  -----------  -----------
                                 $   122,050  $     3,087  $   118,963
                                 ===========  ===========  ===========


                                    GROSS                      NET
YEAR ENDED DECEMBER 31, 1996        AMOUNT        CEDED       AMOUNT
----------------------------        ------        -----       ------

Life insurance in force          $ 9,962,300  $   553,628  $ 9,408,672
                                 ===========  ===========  ===========

Premiums and contract charges:
    Life and annuities           $   114,296  $     1,398  $   112,898
    Accident and health                5,083          875        4,208
                                 -----------  -----------  -----------
                                 $   119,379  $     2,273  $   117,106
                                 ===========  ===========  ===========



                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS


($ in thousands)
                                   BALANCE AT       CHARGED TO                         BALANCE AT
                                   BEGINNING         COSTS AND                           END OF
                                   OF PERIOD         EXPENSES         DEDUCTIONS         PERIOD
                                   ---------         --------         ----------         ------

YEAR ENDED DECEMBER 31, 1998
----------------------------

Allowance for estimated losses
   on mortgage loans             $        486      $        114     $          -      $        600
                                 ============      ============     ============      ============


YEAR ENDED DECEMBER 31, 1997
----------------------------

Allowance for estimated losses
   on mortgage loans             $        225      $        261     $          -      $        486
                                 ============      ============     ============      ============


YEAR ENDED DECEMBER 31, 1996
----------------------------

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

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

By       /s/ LOUIS G. LOWER, II
         ----------------------
         Louis G. Lower, II
         Chairman of the Board of Directors and Director
         (Principal Executive Officer)

Date     March 2, 1999
         --------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By      /s/ LOUIS G. LOWER, II
        ----------------------
        Louis G. Lower, II
        Chairman of the Board of Directors and Director
        (Principal Executive Officer)

Date    March 2, 1999
        --------------

By      /s/ MICHAEL J. VELOTTA
        ----------------------
        Michael J. Velotta
        Vice President, Secretary, General Counsel and Director

Date    March 19, 1999
        --------------

By      /s/ MARLA G. FRIEDMAN
        ----------------------
        Marla G. Friedman
        Vice President and Director

Date    March  2, 1999
        --------------

By      /s/VINCENT A. FUSCO
        ---------------------
        Vincent A. Fusco
        Chief Operations Officer and Director

Date    March  8, 1999
        ---------------

By      /s/ GERARD F. McDERMOTT
        -------------------------
        Gerard F. McDermott
        Director

Date    March 8, 1999
        ----------------

By      /s/ TIMOTHY H. PLOHG
        ----------------------
        Timothy H. Plohg
        Vice President and Director

Date    March 15, 1999
        -----------------

By
        ----------------------
        Kevin R. Slawin
        Vice President and Director

Date    March  , 1999
        -----------------

By
        -----------------------
        Patricia A. Wilson
        Assistant Vice President and Director

Date    March  , 1999
        -----------------

By      /s/ KEITH A. HAUSCHILDT
        ------------------------
        Keith A. Hauschildt
        Assistant Vice President and Controller
        (Chief Accounting Officer)

Date    March 18, 1999
        ------------------

By      /s/MARCIA D. ALAZRAKI
        ---------------------
        Marcia D. Alazraki
        Director

Date    March 10, 1999
        -----------------

By      /s/CLEVELAND JOHNSON, JR.
        -------------------------
        Cleveland Johnson, Jr.
        Director

Date    March 1, 1999
        -----------------


By      /s/KENNETH R. O'BRIEN
        ---------------------
        Kenneth R. O'Brien
        Director

Date    March 2, 1999
        -----------------

By      /s/JOHN R. RABEN, JR.
        ---------------------
        John R. Raben, Jr.
        Director

Date    March 1, 1999
        -----------------


By      /s/ SALLY A. SLACKE
        -------------------
        Sally A. Slacke
        Director

Date    March 1, 1999
        -----------------

By      /s/ THOMAS J. WILSON, II
        ------------------------
        Thomas J. Wilson, II
        President and Director

Date    March 15, 1999
        -----------------

                                      EXHIBIT INDEX

                 The Allstate Life Insurance Company of New York
                 Form 10-K for the year ended December 31, 1998

Exhibit No.                Description

3(i) Restated Certificate of Incorporation, as amended, of Allstate Life Insurance Company of New York
            (filed herewith)

3(ii) Amended By-laws of Allstate Life Insurance Company of New York (filed herewith)

27          Financial Data Schedule (filed herewith)