Form 10-Q
period 1999-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1999-05-14
CIK 839759

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

                 For the quarterly period ended: March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-47245
                        33-65355
                        33-65381
                        33-35445
                        33-24228


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

            Statements of Financial Position
            March 31, 1999(Unaudited) and December 31, 1998.................. 3

            Statements of Operations
            Three Months Ended March 31, 1999 and
            March 31, 1998 (Unaudited)....................................... 4

            Statements of Cash Flows
            Three Months Ended March 31, 1999 and
                  March 31, 1998 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................13

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................13

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................14

SIGNATURE PAGE...............................................................15





*Omitted pursuant to General Instruction H(2) of Form 10-Q.


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION


                                                         MARCH 31,      DECEMBER 31,
($ in thousands)                                           1999            1998
                                                       -------------   -------------
                                                        (UNAUDITED)

ASSETS
Investments
  Fixed income securities, at fair value
     (amortized cost $1,718,741 and $1,648,972)        $   1,950,660   $   1,966,067
  Mortgage loans                                             160,902         145,095
  Short-term                                                  12,441          76,127
  Policy loans                                                29,985          29,620
                                                       -------------   -------------
  Total investments                                        2,153,988       2,216,909

Deferred acquisition costs                                    90,796          87,830
Accrued investment income                                     21,751          22,685
Reinsurance recoverables                                       1,996           2,210
Cash                                                             586           3,117
Other assets                                                   8,068           9,887
Separate Accounts                                            374,545         366,247
                                                       -------------   -------------
          TOTAL ASSETS                                 $   2,651,730   $   2,708,885
                                                       =============   =============

LIABILITIES
Reserve for life-contingent contract benefits          $   1,183,074   $   1,208,104
Contractholder funds                                         730,224         703,264
Current income taxes payable                                  16,943          14,029
Deferred income taxes                                         11,618          25,449
Other liabilities and accrued expenses                        22,364          23,463
Payable to affiliates, net                                     3,167          38,835
Separate Accounts                                            374,545         366,247
                                                       -------------   -------------
          TOTAL LIABILITIES                                2,341,935       2,379,391
                                                       -------------   -------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 3)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 80,000 shares
   authorized, issued and outstanding                          2,000           2,000
Additional capital paid-in                                    45,787          45,787
Retained income                                              205,486         198,801
Accumulated other comprehensive income:
   Unrealized net capital gains                               56,522          82,906
                                                       -------------   -------------
          TOTAL ACCUMULATED OTHER COMPREHENSIVE
              INCOME                                          56,522          82,906
                                                       -------------   -------------
          TOTAL SHAREHOLDER'S EQUITY                         309,795         329,494
                                                       -------------   -------------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $   2,651,730   $   2,708,885
                                                       =============   =============


See notes to financial statements.



                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -----------------------------
($ in thousands)                                           1999             1998
                                                       -------------   -------------
                                                                (UNAUDITED)

REVENUES
   Premiums and contract charges (net of reinsurance
     ceded of $1,164 and $848)                         $      31,251   $      26,671
   Net investment income                                      35,560          32,569
   Realized capital gains and losses                             353           1,231
                                                       -------------   -------------
                                                              67,164          60,471
                                                       -------------   -------------

COSTS AND EXPENSES
   Contract benefits (net of reinsurance recoveries
      of $537 and $359)                                       48,480          41,260
   Amortization of deferred acquisition costs                  2,179           2,085
   Operating costs and expenses                                6,141           6,011
                                                       -------------   -------------
                                                              56,800          49,356
                                                       -------------   -------------

INCOME FROM OPERATIONS BEFORE INCOME
    TAX EXPENSE                                               10,364          11,115
Income tax expense                                             3,679           3,979
                                                       -------------   -------------

NET INCOME                                             $       6,685   $       7,136
                                                       =============   =============



See notes to financial statements.



                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS


                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         ------------------------------
                                                              1999             1998
                                                         -------------    -------------
($ in thousands)                                                  (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $       6,685    $       7,136
Adjustments to reconcile net income to net cash
    provided by operating activities
      Amortization and other non-cash items                     (9,127)          (8,220)
      Realized capital gains and losses                           (353)          (1,231)
      Interest credited to contractholder funds                 13,289           10,035
      Changes in:
         Life-contingent contract benefits
           and contractholder funds                             11,935            8,662
         Deferred policy acquisition costs                      (2,770)          (2,464)
         Accrued investment income                                 934            1,863
         Income taxes payable                                    3,291             (954)
         Other operating assets and liabilities                  4,926            1,223
                                                         -------------    -------------
             Net cash provided by operating activities          28,810           16,050
                                                         -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                  12,436            5,278
Investment collections
        Fixed income securities                                 14,263           47,026
        Mortgage loans                                           1,018            1,986
Investment purchases
        Fixed income securities                               (117,658)         (75,356)
        Mortgage loans                                         (16,870)          (4,000)
Change in short-term investments, net                           54,740           (4,353)
Change in policy loans, net                                       (365)            (417)
                                                         -------------    -------------
             Net cash used in investing activities             (52,436)         (29,836)
                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                    35,571           28,429
Contractholder fund withdrawals                                (14,476)         (12,533)
                                                         -------------    -------------
             Net cash provided by financing activities          21,095           15,896
                                                         -------------    -------------

NET (DECREASE) INCREASE IN CASH                                 (2,531)           2,110
CASH AT BEGINNING OF PERIOD                                      3,117              393
                                                         -------------    -------------
CASH AT END OF PERIOD                                    $         586    $       2,503
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

              The financials statements and notes as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

              Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The adoption of this statement was immaterial to the Company's results of operations and financial position.

              To conform with the 1999 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED) (cont'd)


2.      COMPREHENSIVE INCOME

               The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:


   ($ in thousands)                                     1999                                1998
                                          --------------------------------     -------------------------------
                                                                    AFTER-                              AFTER-
                                            PRETAX      TAX          TAX       PRETAX       TAX          TAX
                                            ------      ---          ---       ------       ---          ---

   Unrealized capital gains and and losses:
   ---------------------------------------

    Unrealized holding losses
        arising during the period         $(84,822)   $ 29,688    $(55,134)   $ (3,895)   $  1,362    $ (2,533)
    Adjustments to unrealized capital
        gains and losses arising during
        the period:
          Deferred acquisition costs           196         (69)        127        (258)         90        (168)
          Reserves for life insurance
            policy benefits                 44,389     (15,536)     28,853       9,473      (3,315)      6,158
                                          --------    --------    --------    --------    --------    --------
            Net  unrealized holding
              gains (losses) arising
              during the period            (40,237)     14,083     (26,154)      5,320      (1,863)      3,457
                                          --------    --------    --------    --------    --------    --------
    Less:  reclassification adjustment
        for realized net capital gains
        included in net income                 354        (124)        230       1,281        (449)        832
                                          --------    --------    --------    --------    --------    --------

    Other comprehensive
       (loss) income                      $(40,591)   $ 14,207     (26,384)   $  4,039    $ (1,414)      2,625
                                          ========    ========    --------    ========    ========    --------

   Net income                                                        6,685                               7,136
                                                                  --------                             -------

   Comprehensive (loss) income                                    $(19,699)                            $ 9,761
                                                                  ========                             =======


3.   REGULATION AND LEGAL PROCEEDINGS

          The Company is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included efforts to adversely influence and restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



       The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 1998.

       The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"), markets life insurance and savings products in the State of New York. Life insurance products include traditional life products such as whole life and term insurance, as well as universal life. Savings products consist of fixed annuity products, including indexed, market value adjusted and structured settlement annuities, as well as variable annuities. The Company's products are distributed through a combination of Allstate agents (which include life specialists), banks, independent insurance agents, brokers and direct marketing. The Company has identified itself as a single segment entity.


FINANCIAL HIGHLIGHTS
($ in thousands)
                                                             THREE MONTHS
                                                             ENDED MARCH 31,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------

Statutory premiums and deposits                         $   62,922   $   58,126
                                                        ==========   ==========

Investments                                             $2,153,988   $1,964,452
Separate Account assets                                    374,545      340,160
                                                        ----------   ----------

Investments, including Separate Account assets          $2,528,533   $2,304,612
                                                        ==========   ==========

Premiums and contract charges                           $   31,251   $   26,671

Net investment income                                       35,560       32,569

Contract benefits                                           48,480       41,260

Operating costs and expenses                                 8,320        8,084
                                                        ----------   ----------

Income from operations                                      10,011        9,896

Income tax expense on operations                             3,556        3,552
                                                        ----------   ----------

Operating income                                             6,455        6,344

Net realized capital gains and losses, net of tax (1)          230          792
                                                        ----------   ----------

Net income                                              $    6,685   $    7,136
                                                        ==========   ==========


(1) After the effect of the related amortization of deferred policy acquisitions costs.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (cont'd)

       Statutory premiums and deposits, which includes premiums and deposits for all products, increased 8.3% for the three-month period ended March 31, 1999, over the comparable period in 1998. Increased sales of structured settlement annuities and fixed annuities were partially offset by lower variable annuity sales. Fixed annuity sales for the first quarter of 1999 increased 21.5% over prior year due to the introduction of new products and new marketing partnerships in the broker and banking distribution channels. Variable annuity sales decreased 34.6% for the first three months of 1999 compared to the same period last year due to increased market competition in the broker distribution channel.

       Under generally accepted accounting principles ("GAAP"), revenues exclude deposits on most annuity contracts and premiums on universal life insurance policies, and will vary with the mix of business sold during the period. For the first quarter of 1999, premiums and contract charges under GAAP increased $4.6 million to $31.3 million due to increased premiums from structured settlement annuities with life contingencies and universal life and variable annuity contract charges.

       Pretax net investment income increased 9.2% in the first quarter of 1999 compared with the same period last year as higher investment balances were partially offset by lower investment yields. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment income. Investments at March 31, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, grew 11.5% from the same period last year.

       Operating income increased slightly to $6.5 million during the first three months of 1999 compared to the same period last year. Increases in contract charges and net investment income were partially offset by a slight decline in mortality experience and higher expenses.

        Realized capital gains and losses, after-tax, were $230 thousand for the three months ended March 31, 1999 compared to $792 thousand for the first quarter of 1998. Higher net capital gains in 1998 were due primarily to prepayments received on privately-placed corporate obligations.


INVESTMENTS

       The composition of the investment portfolio at March 31, 1999, at financial statement carrying values, is presented in the table below:

                                                               PERCENT
($ in thousands)                                               TO TOTAL
                                                               --------

Fixed income securities (1)             $        1,950,660        90.6%
Mortgage loans                                     160,902         7.4
Policy loans                                        29,985         1.4
Short-term                                          12,441          .6
                                        ------------------     -------

    Total                               $        2,153,988       100.0%
                                        ==================     =======


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $1,718,741 at March 31, 1999.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (cont'd)

       Total investments were $2.15 billion at March 31, 1999 compared to $2.22 billion at December 31, 1998. Positive cash flows generated from operations were more than offset by lower unrealized gains on fixed income securities and a decrease in short term investments. The decrease in short-term investments resulted from the settlement of an intercompany balance. At March 31, 1999, unrealized capital gains on the fixed income securities portfolio were $231.9 million compared to $317.1 million at December 31, 1998.

       At March 31, 1999, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.


SEPARATE ACCOUNTS

       Separate Account assets and liabilities increased to $374.5 million at March 31, 1999 from $366.2 million at December 31, 1998 due primarily to $9.4 million of flexible premium deferred variable annuity sales and favorable performance of the Separate Account investment portfolios, partially offset by variable annuity contract surrenders and withdrawals.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal sources of funds are collections of principal and interest from the investment portfolio and the receipt of premiums and deposits. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities and surrenders, and operating costs.

       The maturity structure of the Company's fixed income securities, which represent 90.6% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's product portfolio, primarily fixed deferred annuity and universal life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.

       Surrenders and withdrawals were $11.3 million for the three month period ended March 31, 1999, compared to $15.1 million for the same period in 1998.


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

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (cont'd)

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

      Certain other processing systems are planned to be remediated by the middle of 1999, and the implementation and rollout of the remediated personal computer environment will continue through the third quarter of 1999. Some systems and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

      The Corporation is currently in the process of developing contingency plans in the event that the systems supporting key processes are not Year 2000 compliant in or after the year 1999. Management believes these contingency plans should be completed by mid-1999 with testing of these plans conducted throughout the second half of 1999. Management has also begun to identify and model the impacts of the most reasonably likely worst case scenarios. Until these plans are complete, management is unable to determine an estimate of the most reasonably likely worst case scenario due to issues relating to the Year 2000.

     In addition, the Corporation is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included the solicitation of external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently, the Corporation has solicited and has received responses from the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Corporation. The Corporation believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Corporation has begun to work with these key vendors and is developing procedures in order to stay aware of any compliance issues encountered by these vendors. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. If key vendors are determined to be unable to meet the Year 2000 requirement, the Corporation is preparing contingency plans that will allow the Corporation to continue to sell its products and to service its customers. Management believes these contingency plans should be completed by mid-1999. The Corporation currently does not have sufficient information to determine whether or not all of its external counterparties and suppliers will be Year 2000 ready.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (cont'd)

      The Corporation may be exposed to the risk that the issuers of investments in its portfolios will be adversely impacted by Year 2000 issues. The Corporation assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. The Corporation currently does not have sufficient information to determine the impacts of such exposures on their results of operations, liquidity or financial position.

      The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred, therefore the majority of the expenses related to this project have been incurred as of March 31, 1999. The Corporation estimates that approximately $125.0 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.


PENDING ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The requirements are effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged but is only permitted as of the beginning of any fiscal quarter after issuance. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The Company expects to adopt SFAS No. 133 as of January 1, 2000. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.


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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K


(2)  None

(3)(i) Restated Certificate of Incorporation of Allstate Life Insurance Company of New York (Incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998)

(3)(ii) Amended By-laws of Allstate Life Insurance Company of New York (Incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998)

(4)  None

(10) None

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

(27) Financial Data Schedule

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 1999.



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

Exhibit Index

Exhibit No.                Exhibit

        (27)          Financial Data Scehdule