Form 10-Q
period 1999-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1999-08-13
CIK 839759

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

                 For the quarterly period ended: June 30, 1999

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1999; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            June 30, 1999(Unaudited) and December 31, 1998.................. 3

            Statements of Operations
            Three Months Ended June 30, 1999 and and June 30, 1998 and
            Six Months Ended June 30, 1999 and June 30, 1998 (Unaudited).... 4

            Statements of Cash Flows
            Six Months Ended June 30, 1999 and
                  June 30, 1998 (Unaudited)................................. 5

            Notes to Financial Statements................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 10

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................17

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................17

SIGNATURE PAGE...............................................................18





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION


                                                           JUNE 30,     DECEMBER 31,
                                                             1999           1998
                                                         ------------   ------------
($ in thousands)                                          (UNAUDITED)


ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $1,742,959 and $1,648,972) .....   $  1,899,368   $  1,966,067
   Mortgage loans ....................................        160,688        145,095
   Short-term ........................................         38,672         76,127
   Policy loans ......................................         30,392         29,620
                                                         ------------   ------------
         Total investments ...........................      2,129,120      2,216,909

Deferred acquisition costs ...........................         95,848         87,830
Accrued investment income ............................         22,485         22,685
Reinsurance recoverables .............................          1,992          2,210
Cash .................................................            700          3,117
Other assets .........................................         12,265          9,887
Separate Accounts ....................................        402,137        366,247
                                                         ------------   ------------
         TOTAL ASSETS ................................   $  2,664,547   $  2,708,885
                                                         ============   ============

LIABILITIES
Reserve for life-contingent contract benefits ........   $  1,137,543   $  1,208,104
Contractholder funds .................................        750,028        703,264
Current income taxes payable .........................         15,705         14,029
Deferred income taxes ................................         12,103         25,449
Other liabilities and accrued expenses ...............         36,453         23,463
Payable to affiliates, net ...........................          1,755         38,835
Separate Accounts ....................................        402,137        366,247
                                                         ------------   ------------
         TOTAL LIABILITIES ...........................      2,355,724      2,379,391
                                                         ------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 3)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 80,000 shares
      authorized, issued and outstanding .............          2,000          2,000
Additional capital paid-in ...........................         45,787         45,787
Retained income ......................................        211,351        198,801

Accumulated other comprehensive income:
    Unrealized net capital gains .....................         49,685         82,906
                                                         ------------   ------------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME          49,685         82,906
                                                         ------------   ------------
         TOTAL SHAREHOLDER'S EQUITY ..................        308,823        329,494
                                                         ------------   ------------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..   $  2,664,547   $  2,708,885
                                                         ============   ============


See notes to financial statements.


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                    ----------------------   ----------------------
($ in thousands)                                      1999         1998        1999         1998
                                                    ---------    ---------   ---------    ---------
                                                          (UNAUDITED)              (UNAUDITED)

REVENUES
Premiums and contract charges (net of reinsurance
    ceded of $1,003 and $908; $2,167 and $1,757)    $  19,334    $  33,001   $  50,585    $  59,672
Net investment income ...........................      36,447       33,691      72,007       66,260
Realized capital gains and losses ...............      (1,101)       2,873        (748)       4,104
                                                    ---------    ---------   ---------    ---------
                                                       54,680       69,565     121,844      130,036
                                                    ---------    ---------   ---------    ---------

COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries
   of $245 and $143; $782 and $503) .............      37,733       47,561      86,213       88,821
Amortization of deferred acquisition costs ......       2,647        2,120       4,826        4,205
Operating costs and expenses ....................       5,201        6,154      11,342       12,165
                                                    ---------    ---------   ---------    ---------
                                                       45,581       55,835     102,381      105,191
                                                    ---------    ---------   ---------    ---------

INCOME FROM OPERATIONS BEFORE
   INCOME TAX EXPENSE ...........................       9,099       13,730      19,463       24,845
Income tax expense ..............................       3,234        4,884       6,913        8,863
                                                    ---------    ---------   ---------    ---------

NET INCOME ......................................   $   5,865    $   8,846   $  12,550    $  15,982
                                                    =========    =========   =========    =========











See notes to financial statements.


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS



                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           ----------------------------
($ in thousands)                                               1999            1998
                                                           ------------    ------------
                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................   $     12,550    $     15,982
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization and other non-cash items ...........        (18,264)        (17,177)
       Realized capital gains and losses ...............            748          (4,104)
       Interest credited to contractholder funds .......         15,107          27,813
       Changes in:
           Reserve for life-contingent contract benefits
               and contractholder funds ................         22,241          23,270
           Deferred acquisition costs ..................         (6,023)         (4,205)
           Accrued investment income ...................            200              84
           Income taxes payable ........................          6,219          14,235
           Other operating assets and liabilities ......           (269)        (15,440)
                                                           ------------    ------------
               Net cash provided by operating activities         32,509          40,458
                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities .........         65,333          53,721
Investment collections
       Fixed income securities .........................          6,259          78,609
       Mortgage loans ..................................          3,742           2,824
Investments purchases
       Fixed income securities .........................       (173,670)       (157,249)
       Mortgage loans ..................................        (21,803)        (21,794)
Change in short-term investments, net ..................         39,549         (22,867)
Change in policy loans, net ............................           (772)           (850)
                                                           ------------    ------------
               Net cash used in investing activities ...        (81,362)        (67,606)
                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits ...........................         76,906          60,743
Contractholder fund withdrawals ........................        (30,470)        (33,376)
                                                           ------------    ------------
               Net cash provided by financing activities         46,436          27,367
                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH ........................         (2,417)            219
CASH AT THE BEGINNING OF YEAR ..........................          3,117             393
                                                           ------------    ------------
CASH AT END OF YEAR ....................................   $        700    $        612
                                                           ============    ============



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

     The financial statements and notes as of June 30, 1999 and for the three month and six month periods ended June 30, 1999 and 1998 are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The adoption of this statement had an immaterial impact to the Company's results of operations and financial position.

     In July 1999, the Financial Accounting Standards Board ("FASB") delayed the effective date of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company plans to adopt the provisions of SFAS No. 133 as of January 1, 2001. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

     To conform with the 1999 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis are as follows:



                                                                THREE MONTHS ENDED JUNE 30,
                                    --------------------------------------------------------------------
       ($ in thousands)                          1999                                 1998
                                    --------------------------------    --------------------------------
                                                             AFTER-                              AFTER-
                                     PRETAX       TAX         TAX        PRETAX       TAX         TAX
                                    --------    --------    --------    --------    --------    --------

Unrealized capital
   gains and losses:
Unrealized holding (losses) gains
   arising during the period ....   $(76,626)   $ 26,819    $(49,807)   $ 48,364    $(16,928)   $ 31,436
Adjustments to  unrealized
   capital gains and losses
   arising  during the period:
      Deferred acquisition costs       1,800        (629)      1,171        (313)        110        (203)
      Reserves for life insurance
          policy benefits .......     63,192     (22,118)     41,074     (34,575)     12,101     (22,474)
                                    --------    --------    --------    --------    --------    --------

        Net unrealized holding
           (losses) gains arising
           during the period ....    (11,634)      4,072      (7,562)     13,476      (4,717)      8,759

Less:  reclassification
    adjustment for realized
    net capital (losses) gains
    included in net income ......     (1,116)        391        (725)      2,887      (1,011)      1,876
                                    --------    --------    --------    --------    --------    --------

Other comprehensive
    (loss) income ...............   $(10,518)   $  3,681      (6,837)   $ 10,589    $ (3,706)      6,883
                                    ========    ========                ========    ========

Net income ......................                              5,865                               8,846
                                                            --------                            --------
Comprehensive
    (loss) income ...............                           $   (972)                           $ 15,729
                                                            ========                            ========





                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.    COMPREHENSIVE INCOME (CONTINUED)



                                                                SIX MONTHS ENDED JUNE 30,
                                    --------------------------------------------------------------------
       ($ in thousands)                          1999                                 1998
                                    --------------------------------    --------------------------------
                                                             AFTER-                              AFTER-
                                     PRETAX       TAX         TAX        PRETAX       TAX         TAX
                                    --------    --------    --------    --------    --------    --------

Unrealized capital
   gains and losses:
Unrealized holding (losses) gains
   arising during the period ....  $(161,448)   $ 56,507   $(104,941)   $ 44,009    $(15,403)   $ 28,606
Adjustments to  unrealized
   capital gains and losses
   arising  during the period:
      Deferred acquisition costs       1,997        (699)      1,298        (110)         38         (72)
      Reserves for life insurance
          policy benefits .......    107,580     (37,653)     69,927     (25,103)      8,786     (16,317)
                                    --------    --------    --------    --------    --------    --------

        Net unrealized holding
           (losses) gains arising
           during the period ....    (51,871)     18,155     (33,716)     18,796      (6,579)     12,217

Less:  reclassification
    adjustment for realized
    net capital (losses) gains
    included in net income ......       (762)        267        (495)      4,168      (1,459)      2,709
                                    --------    --------    --------    --------    --------    --------

Other comprehensive
    (loss) income ...............   $(51,109)   $ 17,888     (33,221)   $ 14,628    $ (5,120)      9,508
                                    ========    ========                ========    ========

Net income ......................                             12,550                              15,982
                                                            --------                            --------
Comprehensive
    (loss) income ...............                           $(20,671)                           $ 25,490
                                                            ========                            ========





                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



3.    COMMITMENTS AND CONTINGENT LIABILITIES

      REGULATION AND LEGAL PROCEEDINGS
      The Company is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets life insurance and savings products in the State of New York. Life Insurance products include traditional life products such as whole life and term insurance, as well as universal life. Savings products consist of fixed annuity products, including indexed, market value adjusted and structured settlement annuities, as well as variable annuities. The Company's products are distributed through a combination of Allstate agents (which include life specialists), banks, brokers and direct marketing. The Company has identified itself as a single segment entity.

     FINANCIAL HIGHLIGHTS


      ($ in thousands)                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                         --------------------------   --------------------------
                                             1999           1998          1999           1998
                                         -----------    -----------   -----------    -----------

      Statutory premiums and deposits    $    64,084    $    70,434   $   127,006    $   128,560
                                         ===========    ===========   ===========    ===========

      Investments ....................   $ 2,129,120    $ 2,074,042   $ 2,129,120    $ 2,074,042
      Separate Account assets ........       402,137        346,605       402,137        346,605
                                         -----------    -----------   -----------    -----------
      Investments, including Separate
        Account assets ...............   $ 2,531,257    $ 2,420,647   $ 2,531,257    $ 2,420,647
                                         ===========    ===========   ===========    ===========

      Premium and contract charges ...   $    19,334    $    33,001   $    50,585    $    59,672
      Net investment income ..........        36,447         33,691        72,007         66,260
      Contract benefits ..............        37,733         47,561        86,213         88,821
      Operating costs and expenses ...         7,848          7,862        16,168         15,946
                                         -----------    -----------   -----------    -----------

      Income from operations .........        10,200         11,269        20,211         21,165
      Income tax expense on operations         3,631          4,023         7,187          7,575
                                         -----------    -----------   -----------    -----------
      Operating income ...............         6,569          7,246        13,024         13,590
      Net realized capital losses and
        gains, after-tax (1) .........          (704)         1,600          (474)         2,392
                                         -----------    -----------   -----------    -----------
      Net income .....................   $     5,865    $     8,846   $    12,550    $    15,982
                                         ===========    ===========   ===========    ===========


(1) After the effect of related amortization of deferred policy acquisitions costs.

     Statutory premiums and deposits include premiums and deposits for all products. For the three month and six month periods ended June 30, 1999, statutory premiums and deposits were $64.1 million and $127.0 million, respectively, compared to $70.4 million and $128.6 million for the same periods in 1998. For both periods ended June 30, 1999, increases in sales of fixed and variable annuities and life products were more than offset by lower structured settlement annuity sales.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Under generally accepted accounting principles ("GAAP"), revenues exclude deposits on most annuity contracts and premiums on universal life insurance policies, and will vary with the mix of business sold during the period. For the second quarter of 1999 and the first half of 1999 premiums and contract charges under GAAP were $19.3 million and $50.6 million, respectively, compared to $33.0 million and $59.7 million for the same periods last year. Increases, primarily in universal life contract charges, were more than offset by lower premiums from structured settlement annuities with life contingencies for both periods. The lower sales of structured settlement annuities with life contingencies similarly impacted the reserve for life contingent contracts reported in contract benefits.

      Pretax net investment income increased 8.2% in the second quarter of 1999 and 8.7% in the first half of 1999 compared with the same periods last year as higher investment balances were partially offset by lower investment yields and higher investment expenses. Investments at June 30, 1999, excluding Separate Accounts and unrealized gains on fixed income securities grew 10.3% from the same period last year. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from called or maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

      Operating income for the second quarter of 1999 was $6.6 million versus $7.2 million for the second quarter of 1998. Operating income for the first six months of 1999 was $13.0 million compared to $13.6 million for the same period last year. For both periods in 1999, increases in contract charges and investment income were more than offset by adverse mortality experience.

      Realized capital losses, after-tax, were $704 thousand for the three months ended June 30, 1999, compared to realized capital gains, after-tax, of $1.6 million for the same period last year. Realized capital losses during the second quarter of 1999 were generated from the sale of publicly-traded and privately-placed corporate obligations which were intended to manage asset and liability duration and facilitate investing in higher yielding securities. These losses more than offset realized capital gains during the first quarter of 1999. Realized capital gains during the second quarter and first half of 1998 related to gains arising from the receipt of prepayments of fixed income securities.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      INVESTMENTS

      The composition of the investment portfolio at June 30, 1999, at financial statement carrying values, is presented in the table below:

                                                                PERCENT
      ($ in thousands)                                          TO TOTAL
                                                               ----------

      Fixed income securities (1)            $ 1,899,368          89.2%
      Mortgage loans                             160,688           7.6
      Policy loans                                30,392           1.4
      Short-term                                  38,672           1.8
                                             -----------          ------

          Total                               $2,129,120          100.0%
                                             ===========          ======


      (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $1,742,959 at June 30, 1999.

      Total investments were $2.13 billion at June 30, 1999 compared to $2.22 billion at December 31, 1998. Positive cash flows generated from operations were more than offset by lower unrealized gains on fixed income securities and a decrease in short-term investments. At June 30, 1999, unrealized capital gains on the fixed income securities portfolio were $156.4 million compared to $317.1 million at December 31, 1998. The decrease in short-term investments resulted from the settlement of an intercompany payable. At June 30, 1999, short-term investments included $11.8 million of collateral received in connection with the Company's securities lending program.

      At June 30, 1999, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

      SEPARATE ACCOUNTS

      Separate Account assets and liabilities increased to $402.1 million at June 30, 1999 from $366.2 million at December 31, 1998. The increase was due primarily to flexible premium deferred variable annuity sales and favorable performance of the Separate Account investment portfolios, partially offset by variable annuity contract surrenders and withdrawals.

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

      The maturity structure of the Company's fixed income securities, which represents 89.2% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's product portfolio, primarily fixed deferred annuity and universal life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.

      Surrenders and withdrawals were $14.1 million and $25.4 million for the three and six month periods ended June 30, 1999, compared to $16.4 million and $31.5 million for the same periods in 1998. As the Company's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase.

      YEAR 2000

      The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

      The Corporation is heavily dependent upon complex computer systems and equipment for all phases of its operations, including product distribution, customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999 if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, many systems and equipment that are not typically thought of as computer-related (referred to as "non-IT") contain embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also
      have  Year  2000  issues  and  non-IT   issues   which  could  affect  the
      Corporation.

      In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse effects of the Year 2000 issues on its systems and equipment: 1) inventory and assessment of affected systems and equipment, 2) remediation and compliance of systems and equipment through strategies that include the replacement or enhancement of existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant, 3) testing of systems and equipment using clock-forward testing for both current and future dates and for dates which trigger specific processing, and 4) contingency planning to address possible adverse scenarios and the potential financial impact to the Corporation's results of operations, liquidity or financial position.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The Corporation believes that the first three phases of this plan, assessment, remediation and testing, including clock-forward testing which was performed on the Corporation's systems and equipment and non-IT, are complete. It is expected that the implementation and rollout of the remediated personal computer environment will continue into the fourth quarter of 1999. In addition, some systems and equipment and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

      The fourth phase of this plan, contingency planning, is currently in process. Detailed plans have been created in the event that the systems and equipment or major external counterparties and supplier supporting critical processes are not Year 2000 compliant in or after the year 1999. These plans, created by each corporate function and business unit of the Corporation, identify and document the risks associated with the Year 2000 on their business processes. Appropriate plans have been developed to mitigate those risks. A common inclusion in many of the plans is a description of manual processes and personnel needed in the event of a temporary Year 2000 failure. Contingency plans will be tested appropriately by the corporate function or business unit for their effective operation and for achieving their desired results. In addition, during the third quarter of 1999, the Corporation's management is reviewing all corporate function and business units' plans for accuracy and comprehensiveness. Monitoring of these plans will continue throughout the end of 1999 and beyond, as needed.

      The Corporation has considered numerous risk scenarios during the contingency planning phase. Through this planning, management believes that the scenario which could be considered the worst case, is a widespread, prolonged failure of public utility systems which would not only cause power outages for the Corporation, but also cause telecommunications, banking or external counterparty and supplier service outages. While the corporation has assessed and will continue to assess data on the utility, telecommunication and banking industries, it acknowledges the possibility that a prolonged widespread outage in any or all of these industries could lead to a worst case scenario. However, the Corporation does not consider such prolonged widespread outages to be reasonably likely. Therefore, the Corporation has focused its most reasonably likely worst case scenario contingency planning on limited scale outages in order to ensure the ability to deal with risks of likely scenarios. Because the Corporation is prepared for outages on a localized basis as part of normal business operations, the Corporation considers the impacts of this most reasonably likely scenario to be immaterial to the Corporation's results of operations, liquidity or financial position.

      The Company markets its products through a variety of distribution channels, including a broad-based network of exclusive agents (including life specialist), banks, brokers and direct response marketing. The core of the Company's distribution system, the exclusive agents, have had their systems included in the Corporation's four phase plan, therefore management believes that assessment, remediation, testing and the creation of contingency plans are complete for the exclusive agency operations' critical systems.

      The Company also markets some of its products through Dean Witter Reynolds Inc. ("Dean Witter"), a wholly owned subsidiary of Morgan Stanley Dean Witter. Management believes that its interactions and interfaces with Dean Witter are Year 2000 compliant. Therefore, the impacts of Year 2000, related to this distribution channel, is expected to be immaterial to the Company's results of operations, liquidity and financial position.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      In addition, the Company markets a portion of its products through banks, brokers and direct response marketing. These distribution channels are considered major external counterparties of the Corporation. The Corporation is actively working with its major external counterparties and suppliers, including public utility companies, to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included soliciting external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Corporation has solicited, and has received responses from, the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Corporation. The Corporation believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Corporation is working with these key vendors and has procedures in place to stay aware of any compliance issues encountered by these vendors. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. Currently, the Corporation does not have sufficient information to determine whether all of its external counterparties and suppliers will be Year 2000 compliant. If they are not Year 2000 compliant, the Corporation is not able to determine the impact of any consequent losses on its results of operations, liquidity or financial position.

      The Corporation may be exposed to the risk that the issuers of investments in its portfolio will be adversely impacted by Year 2000 issues. The Corporation assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Based on its current review, the Corporation believes that although Year 2000 issues may temporarily affect the market or individual issuers, the potential impact of Year 2000 on its investment portfolio will not be material.

      The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of June 30, 1999. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and equipment and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      FORWARD-LOOKING STATEMENTS

      The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

      1. The Corporation presently believes that it will resolve the Year 2000 issues affecting its computer operations in a timely manner, and that the costs incurred between the years of 1995 and 2000 in resolving those issues will be approximately $125 million. However, the extent to which the computer operations of the Corporation's external counterparties and suppliers are adversely affected could, in turn, affect the Corporation's ability to communicate with such counterparties and suppliers, could increase the cost of resolving the Year 2000 issues, and could materially affect the Corporation's results of operations in any period or periods.

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

(4)  None

(10) None

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) Power of Attorney - Samuel H. Pilch

(27) Financial Data Schedule


 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August 1999.



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



/s/ SAMUEL H. PILCH                  CONTROLLER
------------------------             (Chief Accounting Officer)
 SAMUEL H. PILCH

Exhibit Index

Exhibit No.              Exhibit

(24)                Power of Attorney - Samuel H. Pilch

(27)                Financial Data Schedule