Form 10-Q
period 1999-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 1999-11-12
CIK 839759

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

                 For the quarterly period ended: September 30, 1999

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1999; there were 80,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

          Statements of Financial  Position
          September 30,  1999(Unaudited)
          and December 31, 1998............................................. 3

          Statements of Operations
          Three Months Ended September 30, 1999 and
          September  30,  1998  and Six  Months  Ended
          September  30,  1999 and  September 30, 1998 (Unaudited).......... 4

          Statements  of Cash Flows
          Nine Months  Ended September 30, 1999 and September 30,
          1998 (Unaudited).................................................. 5

          Notes to Financial Statements..................................... 6

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

Item 5.   OTHER INFORMATION..................................................17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................17

SIGNATURE PAGE...............................................................18





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION


                                                      SEPTEMBER 30, DECEMBER 31,
                                                         1999           1998
                                                      ------------- ------------
($ in thousands, except par value data)                (UNAUDITED)

ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $1,787,423 and $1,648,972) ....   $1,899,766   $1,966,067
   Mortgage loans ...................................      163,144      145,095
   Short-term .......................................       27,766       76,127
   Policy loans .....................................       30,561       29,620
                                                        ----------   ----------
         Total investments ..........................    2,121,237    2,216,909

Deferred acquisition costs ..........................       99,180       87,830
Accrued investment income ...........................       22,655       22,685
Reinsurance recoverables ............................        2,093        2,210
Receivable from affiliates, net .....................        5,530           --
Cash ................................................        1,140        3,117
Other assets ........................................        7,152        9,887
Separate Accounts ...................................      389,675      366,247
                                                        ----------   ----------
         TOTAL ASSETS ...............................   $2,648,662   $2,708,885
                                                        ==========   ==========

LIABILITIES
Reserve for life-contingent contract benefits .......   $1,129,003   $1,208,104
Contractholder funds ................................      769,248      703,264
Current income taxes payable ........................       20,158       14,029
Deferred income taxes ...............................        5,150       25,449
Other liabilities and accrued expenses ..............       30,720       23,463
Payable to affiliates, net ..........................           --       38,835
Separate Accounts ...................................      389,675      366,247
                                                        ----------   ----------
         TOTAL LIABILITIES ..........................    2,343,954    2,379,391
                                                        ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 3)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 80,000 shares
      authorized, issued and outstanding ............        2,000        2,000
Additional capital paid-in ..........................       45,787       45,787
Retained income .....................................      216,914      198,801

Accumulated other comprehensive income:
    Unrealized net capital gains ....................       40,007       82,906
                                                        ----------   ----------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME       40,007       82,906
                                                        ----------   ----------
         TOTAL SHAREHOLDER'S EQUITY .................      304,708      329,494
                                                        ----------   ----------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .   $2,648,662   $2,708,885
                                                        ==========   ==========

See notes to financial statements.


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                    ----------------------   ----------------------
($ in thousands)                                       1999         1998        1999         1998
                                                    -----------  ---------   ---------    ---------
                                                           (UNAUDITED)             (UNAUDITED)

REVENUES
Premiums and contract charges (net of reinsurance
    ceded of $909 and $903; $3,076 and $2,660) ..   $  26,442    $  28,166   $  77,027    $  87,838
Net investment income ...........................      37,771       33,758     109,778      100,018
Realized capital gains and losses ...............        (812)          53      (1,560)       4,157
                                                    ---------    ---------   ---------    ---------
                                                       63,401       61,977     185,245      192,013
                                                    ---------    ---------   ---------    ---------

COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries
   of $309 and $1,245; $1,091 and $1,748) .......      47,347       46,744     133,560      135,565
Amortization of deferred acquisition costs ......       2,352        1,562       7,178        5,767
Operating costs and expenses ....................       5,068        5,261      16,410       17,426
                                                    ---------    ---------   ---------    ---------
                                                       54,767       53,567     157,148      158,758
                                                    ---------    ---------   ---------    ---------

INCOME FROM OPERATIONS BEFORE
   INCOME TAX EXPENSE ...........................       8,634        8,410      28,097       33,255
Income tax expense ..............................       3,071        2,883       9,984       11,746
                                                    ---------    ---------   ---------    ---------

NET INCOME ......................................   $   5,563    $   5,527   $  18,113    $  21,509
                                                    =========    =========   =========    =========








See notes to financial statements.


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ----------------------
($ in thousands)                                             1999          1998
                                                           ---------    ---------
                                                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................   $  18,113    $  21,509
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization and other non-cash items ...........     (28,229)     (26,588)
       Realized capital gains and losses ...............       1,560       (4,157)
       Interest credited to contractholder funds .......      22,805       27,537
       Changes in:
           Reserve for life-contingent contract benefits
               and contractholder funds ................      34,045       41,875
           Deferred acquisition costs ..................      (9,169)      (8,605)
           Accrued investment income ...................          30        1,167
           Income taxes payable ........................       8,929        6,858
           Other operating assets and liabilities ......     (10,859)     (15,245)
                                                           ---------    ---------
               Net cash provided by operating activities      37,225       44,351
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities .........     141,505       65,274
Investment collections
       Fixed income securities .........................      14,685       92,221
       Mortgage loans ..................................       6,264        4,888
Investments purchases
       Fixed income securities .........................    (291,312)    (248,209)
       Mortgage loans ..................................     (26,730)     (14,312)
Change in short-term investments, net ..................      50,722         (977)
Change in policy loans, net ............................        (941)      (1,159)
                                                           ---------    ---------
               Net cash used in investing activities ...    (105,807)    (102,274)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits ...........................     115,288      100,721
Contractholder fund withdrawals ........................     (48,683)     (43,191)
                                                           ---------    ---------
               Net cash provided by financing activities      66,605       57,530
                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH ........................      (1,977)        (393)
CASH AT THE BEGINNING OF PERIOD ........................       3,117          393
                                                           ---------    ---------
CASH AT END OF PERIOD ..................................   $   1,140    $      --
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

      The financial statements and notes as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    COMPREHENSIVE INCOME

      The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------------------
       ($ in thousands)                                          1999                                      1998
                                             ----------------------------------------    ------------------------------------

                                                                           AFTER-                                  AFTER-
                                                 PRETAX        TAX          TAX            PRETAX       TAX          TAX
                                                 ------        ---          ---            ------       ---          ---

       Unrealized capital gains and losses:
       Unrealized holding (losses)gains
          arising during the period             $ (44,903)   $ 15,716     $ (29,187)      $  86,267   $(30,193)     $ 56,074
       Adjustments to  unrealized
          capital gains and losses
          arising  during the period:
             Deferred acquisition costs               185          (65)         120          (2,956)     1,034        (1,922)
             Reserves for life insurance
                 policy benefits                   28,992      (10,147)      18,845         (48,180)    16,863       (31,317)
                                                ---------    ---------    ---------        --------   --------      --------
               Net unrealized holding
                 (losses) gains arising
                 during the period                (15,726)       5,504      (10,222)         35,131    (12,296)       22,835

       Less:  reclassification
           adjustment for realized
           net capital (losses) gains
           included in net income                    (837)         293         (544)             47        (16)           31
                                                ---------     ---------    --------       ---------    --------     --------
       Other comprehensive
           (loss) income                        $ (14,889)    $   5,211      (9,678)      $  35,084    $(12,280)      22,804
                                                =========     =========                   =========    ========

        Net income                                                            5,563                                    5,527
                                                                           --------                                  -------
       Comprehensive
           (loss) income                                                   $ (4,115)                                 $ 28,331
                                                                           ========                                  ========


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.    COMPREHENSIVE INCOME (CONTINUED)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------------------------------------------------
       ($ in thousands)                                          1999                                      1998
                                             ----------------------------------------    ------------------------------------

                                                                           AFTER-                                  AFTER-
                                                 PRETAX        TAX          TAX            PRETAX       TAX          TAX
                                                 ------        ---          ---            ------       ---          ---

       Unrealized capital gains and losses:
       Unrealized holding (losses)gains
          arising during the period             $(206,351)   $  72,223     $(134,128)      $ 130,276   $(45,596)     $ 84,680
       Adjustments to  unrealized
          capital gains and losses
          arising  during the period:
             Deferred acquisition costs             2,182         (764)       1,418          (3,066)     1,072        (1,994)
             Reserves for life insurance
                 policy benefits                  136,572      (47,800)      88,772         (73,283)    25,649       (47,634)
                                                ---------    ---------    ---------        --------   --------      --------
               Net unrealized holding
                 (losses) gains arising
                 during the period                (67,597)      23,659      (43,938)         53,927    (18,875)       35,052

       Less:  reclassification
           adjustment for realized
           net capital (losses) gains
           included in net income                  (1,599)         560       (1,039)          4,215      (1,475)       2,740
                                                ---------     ---------    --------       ---------    --------     --------
       Other comprehensive
           (loss) income                        $ (65,998)    $  23,099     (42,899)      $  49,712    $(17,400)      32,312
                                                =========     =========                   =========    ========

        Net income                                                           18,113                                   21,509
                                                                           --------                                 --------
       Comprehensive
           (loss) income                                                   $(24,786)                                $ 53,821
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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998


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




      FINANCIAL HIGHLIGHTS


      ($ in thousands)                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                            ---------------------------      ----------------------------
                                               1999              1998            1999             1998
                                            ----------       ----------      -------------    -----------

      Statutory premiums and deposits       $   68,299       $   67,025       $  195,305       $  195,585
                                            ==========       ==========       ==========       ==========

      Investments                           $2,121,237       $2,195,754       $2,121,237       $2,195,754
      Separate Account assets                  389,675          322,658          389,675          322,658
                                            ----------       ----------       ----------      -----------
      Investments, including Separate
        Account assets                      $2,510,912       $2,518,412       $2,510,912       $2,518,412
                                            ==========       ==========       ==========       ==========

      Premium and contract charges          $   26,442       $   28,166      $    77,027       $   87,838
      Net investment income                     37,771           33,758          109,778          100,018
      Contract benefits                         47,347           46,744          133,560          135,565
      Operating costs and expenses               7,420            6,789           23,588           22,735
                                            ----------       ----------      -----------       ----------

      Income from operations                     9,446            8,391           29,657           29,556
      Income tax expense on operations           3,368            2,876           10,555           10,451
                                            ----------       ----------      -----------       ----------
      Operating income                           6,078            5,515           19,102           19,105
      Net realized capital losses and
        gains, after-tax (1)                      (515)              12             (989)           2,404
                                            ----------       ----------      -----------       ----------
      Net income                            $    5,563       $    5,527         $ 18,113       $   21,509
                                            ==========       ==========      ===========       ==========

      (1) After  the  effect  of  related   amortization   of  deferred   policy
          acquisitions costs.

      Statutory premiums and deposits include premiums and deposits for all products. Statutory premiums and deposits increased $1.3 million to $68.3 million in the third quarter of 1999 compared with the same period last year. The increase was primarily due to higher sales of variable annuities partially offset by lower structured settlement annuity sales. For the nine months ended September 30, 1999, statutory premiums and deposits were $195.3 million compared to $195.6 million for the same period last year as higher sales of life and variable annuity products were more than offset by lower structured settlement annuity sales.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      Under generally accepted accounting principles ("GAAP"), revenues exclude deposits on most annuity contracts and premiums on universal life insurance policies, and will vary with the mix of business sold during the period. For the third quarter of 1999 and the first nine months of 1999 premiums and contract charges under GAAP were $26.4 million and $77.0 million, respectively, compared to $28.2 million and $87.8 million for the same periods last year. Increases, primarily in universal life contract charges, were more than offset by lower premiums from structured settlement annuities with life contingencies for both periods. The lower sales of structured settlement annuities with life contingencies in 1999 similarly caused a decrease in the change in reserve for life contingent contracts which is a component of contract benefits reported in the statement of operations.

      Pretax net investment income increased $4.0 million in the third quarter of 1999 to $37.8 million and $9.8 million in the first nine months of 1999 to $109.8 million compared with the same periods last year. For the third quarter of 1999, the increase in net investment income was due to larger investment balances and slightly higher investment yields partially offset by increased investment expenses. For the nine months ended September 30, 1999, the increase in net investment income was primarily due to higher investment balances partially offset by lower investment yields and higher investment expenses. Investments at September 30, 1999, excluding Separate Accounts and unrealized gains on fixed income securities grew 10.1% from the same period last year. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from called or maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

      Operating income increased $563 thousand to $6.1 million in the third quarter of 1999, compared to the same period last year. The increase was mainly due to net investment income which was partially offset by less favorable mortality experience. For the nine months ended September 30, 1999, operating income was relatively unchanged compared to prior year primarily due to net investment income being more than offset by less favorable mortality experience.

      Realized capital losses, after-tax, were $515 thousand for the three months ended September 30, 1999, compared to realized capital gains, after-tax, of $12 thousand for the same period last year. For the nine months ended September 30, 1999, realized capital losses, after-tax, were $989 thousand compared to realized capital gains, after-tax, of $2.4 million for the same period last year. For both periods in 1999, realized capital losses were generated from the sale of publicly-traded corporate securities. The sales were intended to manage asset and liability duration and facilitate investing in higher yielding securities.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      INVESTMENTS

      The composition of the investment portfolio at September 30, 1999, at financial statement carrying values, is presented in the table below:

                                                          PERCENT
      ($ in thousands)                                    TO TOTAL
                                                          --------

      Fixed income securities (1)         $1,899,766        89.6%
      Mortgage loans                         163,144         7.7
      Policy loans                            30,561         1.4
      Short-term                              27,766         1.3
                                          ----------       ------

          Total                           $2,121,237       100.0%
                                          ==========       ======


      (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $1,787,423 at September 30, 1999.

      Total investments were $2.12 billion at September 30, 1999 compared to $2.22 billion at December 31, 1998. Positive cash flows generated from operations were more than offset by lower unrealized gains on fixed income securities and a decrease in short-term investments. At September 30, 1999, unrealized capital gains on the fixed income securities portfolio were $112.3 million compared to $317.1 million at December 31, 1998. The decrease in short-term investments resulted from the settlement of an intercompany payable. At September 30, 1999, short-term investments included $11.8 million of collateral received in connection with the Company's securities lending program.

      At September 30, 1999, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

      SEPARATE ACCOUNTS

      Separate Account assets and liabilities increased to $389.7 million at September 30, 1999 from $366.2 million at December 31, 1998. The increase was due primarily to variable annuity sales and favorable performance of the Separate Account investment portfolios, partially offset by variable annuity contract surrenders and withdrawals.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds are collections of principal and interest from the investment portfolio and the receipt of premiums and deposits. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities and surrenders, and operating costs.

      The maturity structure of the Company's fixed income securities, which represents 89.6% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's product portfolio, primarily fixed deferred annuity and universal life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.

      Surrenders and withdrawals were $18.9 million and $44.3 million for the three and nine month periods ended September 30, 1999, compared to $14.0 million and $45.5 million for the same periods in 1998. As the Company's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase.

      YEAR 2000

      The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

      The Corporation is heavily dependent upon complex computer systems and equipment for all phases of its operations, including product distribution, customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999 if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also non-IT contain embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998


      The Corporation believes that the first three phases of this plan, assessment, remediation and testing, including clock-forward testing which was performed on the Corporation's systems and equipment and non-IT, are complete. It is expected that the implementation and rollout of the remediated personal computer environment will be completed by December 1999. In addition, some systems and equipment and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

      The fourth phase of this plan, contingency planning, is currently in process. Detailed plans have been created in the event that the systems and equipment or major external counterparties and suppliers supporting critical processes are not Year 2000 compliant in or after the year 1999. These plans, created by each corporate function and business unit of the Corporation, identify and document the risks associated with the Year 2000 on their business processes. Appropriate plans have been developed to mitigate those risks. A common inclusion in many of the plans is a description of manual processes and personnel needed in the event of a temporary Year 2000 failure. Contingency plans will be tested appropriately by the corporate function or business unit for their effective operation and for achieving their desired results. This testing will be complete by December 1999. In addition, the Corporation's management is reviewing all corporate function and business units' plans for accuracy and comprehensiveness. This review will also be complete by December 1999. Monitoring of these plans will continue throughout the end of 1999 and beyond, as needed.

      The final step of the contingency planning phase includes the establishment of a Year 2000 Command Center and wellness checks for the Corporation's systems and equipment. The Command Center will be in operation 24 hours a day for several days before and after January 1, 2000 and other critical Year 2000 dates, to serve as a center of expertise in the event a Year 2000 problem is encountered by the Corporation. Wellness checks will be performed by designated personnel throughout the Corporation on specified systems and non-IT to determine that they are functioning properly on or after January 1, 2000. The results of the wellness checks will be reported to the Command Center.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

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

      In addition, the Company markets a portion of its products through banks, brokers and direct response marketing. These distribution channels are considered major external counterparties of the Corporation. The Corporation is actively working with its major external counterparties and suppliers, including public utility companies and banks and brokers, to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included soliciting external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Corporation has solicited, and has received responses from, the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Corporation. The Corporation believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Corporation is working with these key vendors and has procedures in place to stay aware of any compliance issues encountered by these vendors. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. Currently, the Corporation does not have sufficient information to determine whether all of its external counterparties and suppliers will be Year 2000 compliant. If they are not Year 2000 compliant, the Corporation is not able to determine the impact of any consequent losses on its results of operations, liquidity or financial position.

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

      The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of September 30, 1999. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and equipment and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998


      PENDING ACCOUNTING STANDARDS

      In July 1999, the Financial Accounting Standards Board delayed the effective date of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company expects to adopt the provisions of SFAS No. 133 as of January 1, 2001. Based on existing interpretations of the requirements of SFAS No. 133, the impact of the adoption is not expected to be material to the results of operations or financial position of the Company.

      FORWARD-LOOKING STATEMENTS

      The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes the following important factor that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

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

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of September, 1999.



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


(27)                Financial Data Schedule