Form 10-K
period 1999-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2000-03-29
CIK 839759

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

For fiscal year ended December 31, 1999       Commission file number 33-47245
                                                                     33-65355
                                                                     033-65381
                                                                     033-35445
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 1999 there were 100,000 shares of common capital stock outstanding, par value $25 per share, all of which shares are held by ALIC.

               ALLSTATE  LIFE  INSURANCE  COMPANY  OF NEW YORK
        (A wholly owned subsidiary of Allstate Life Insurance Company)

                  Annual Report for 1999 On Form 10-K

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

PART II

ITEM 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.......................... 5
ITEM 6.    Selected Financial Data*.............................N/A
ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................. 6
ITEM 7A.   Quantitiative and Qualitative Disclosures About
           Market Risk..........................................15
ITEM 8.    Financial Statements and Supplementary Data..........15
ITEM 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................15

PART III

ITEM 10.   Directors and Executive Officers of the Registrant*..N/A
ITEM 11.   Executive Compensation*..............................N/A
ITEM 12.   Security Ownership of Certain Beneficial Owners and
           Management*..........................................N/A
ITEM 13.   Certain Relationships and Related Transactions*......N/A

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K...................................16

Index to Financial Statement Schedules..........................17
Signatures......................................................18
Exhibit Index...................................................E-1

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and related notes. To conform with the 1999 presentation, certain prior year amounts have been reclassified.

The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"), markets a broad line of life insurance and savings products in the state of New York through a combination of exclusive agencies, securities firms, banks, specialized brokers and direct response marketing. Life insurance consists of traditional products, including term and whole life, interest-sensitive life and immediate annuities with life contingencies. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted and variable annuities. Group pension savings products include immediate annuities also referred to as retirement annuities.

The Company has identified itself as a single segment entity.

FINANCIAL HIGHLIGHTS
($ in thousands)

                                                                      1999               1998               1997
                                                                      ----               ----               ----

Statutory premiums and deposits                                $       304,535    $       264,362    $       206,881
                                                               ===============    ===============    ===============
Investments                                                    $     2,156,688    $     2,216,909    $     1,907,997
Separate Accounts assets                                               443,705            366,247            308,595
                                                               ---------------    ---------------    ---------------
Investments, including Separate Accounts assets                $     2,600,393    $     2,583,156    $     2,216,592
                                                               ===============    ===============    ===============

GAAP premiums                                                  $        63,748    $        85,771    $        90,366
Contract charges                                                        38,626             33,281             28,597
Net investment income                                                  148,331            134,413            124,887
Contract benefits                                                      178,267            183,839            179,872
Operating costs and expenses                                            29,134             31,100             28,667
                                                               ---------------    ---------------    ---------------
Operating income before tax                                             43,304             38,526             35,311
Income tax expense                                                      15,406             13,511             13,051
                                                               ---------------    ---------------    ---------------
Operating income (1)                                                    27,898             25,015             22,260
Realized capital gains and losses, after-tax (2)                        (1,332)             2,642                456
                                                               ----------------   ---------------    ---------------
Net income                                                     $        26,566    $        27,657    $        22,716
                                                               ===============    ===============    ===============

(1) The supplemental operating information presented above allows for a more complete analysis of results of operations. The net effects of gains and losses have been excluded due to its volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any GAAP measure of performance. Our method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.
(2) Net of the effect of related amortization of deferred policy acquisition costs in 1999 and 1998.

STATUTORY PREMIUMS AND DEPOSITS
Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends. In 1999, total statutory premiums and deposits increased $40.2 million or 15.2%. The increase was primarily due to higher fixed and variable annuity sales, partially offset by lower sales of immediate annuities. The increase in fixed annuity sales was primarily due to new marketing partnerships in the banking distribution channel. In 1998, total statutory premiums and deposits increased $57.5 million or 27.8%. The increase was due primarily to sales of fixed annuities in the banking distribution channel.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GAAP PREMIUMS AND CONTRACT CHARGES
Under generally accepted accounting principles ("GAAP"), premiums represent revenue generated from traditional life products with significant mortality risks. Revenues for interest-sensitive life insurance and fixed and variable annuity contracts, for which deposits are treated as liabilities, are reflected as contract charges. Immediate annuities may be purchased with a life contingency whereby mortality risk is a significant factor. For this reason the GAAP revenues generated on these contracts are recognized as premiums. Total premiums were $63.7 million in 1999 compared to $85.8 million in 1998, as higher traditional life premiums were more than offset by lower sales of immediate annuities with life contingencies. The higher traditional life premiums were due to increased marketing efforts in the direct response marketing distribution channel. The types of immediate annuities sold may fluctuate significantly from year to year, which impacts premiums reported. The lower sales of immediate annuities with life contingencies in 1999 also caused a decrease in the reserve for life-contingent contracts which is a component of contract benefits reported in the statement of operations and comprehensive income. In 1998, total premiums were $85.8 million compared to $90.4 million in 1997 primarily due to lower sales of immediate annuities with life contingencies.

Contract charges increased 16.1% and 16.4% in 1999 and 1998, respectively. The increase, for both years, was primarily due to higher interest-sensitive life contract charges which were the result of growth in interest-sensitive life policies in force.

NET INVESTMENT INCOME
Pretax net investment income increased 10.4% and 7.6% in 1999 and 1998, respectively. Increases in both years were due to higher investment balances, before the impact of unrealized gains and losses on fixed income securities, partially offset by slightly lower portfolio yields. Investments, excluding Separate Accounts assets and unrealized gains on fixed income securities, grew 10.7% and 14.3% in 1999 and 1998, respectively. Despite recent increases in interest rates, current investment yields are still lower than average portfolio yields, therefore funds from maturing investments were generally reinvested at lower yields resulting in reduced investment income. If interest rates continue to rise, this trend may reverse over time.

REALIZED CAPITAL GAINS AND LOSSES
Realized capital losses, after-tax, were $1.3 million in 1999 compared to realized capital gains, after-tax, of $2.6 million in 1998. In 1999, realized capital losses were generated primarily from the sale of publicly traded corporate securities. The sales were made to better manage asset and liability duration and facilitate investing in higher yielding securities. Realized capital gains in 1998 were due primarily to sales and pre-payments of fixed income securities. Year to year fluctuations in realized capital gains are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.

OPERATING INCOME
Operating income increased 11.5% in 1999 to $27.9 million. The increase was due to higher net investment income and contract charges and lower operating costs and expenses partially offset by less favorable mortality experience. Operating income increased 12.4% in 1998 to $25.0 million as favorable mortality experience and increased contract charges were partially offset by higher expenses.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTMENTS

The composition of the investment portfolio at December 31, 1999 is presented in the table below (see Notes 2 and 4 to the financial statements for investment accounting policies and additional information).

                                                                                                PERCENT
($ in thousands)                                                                               TO TOTAL
                                                                                               --------
Fixed income securities (1)                                   $        1,912,545                   88.7%
Mortgage loans                                                           166,997                    7.8
Short-term                                                                46,037                    2.1
Policy loans                                                              31,109                    1.4
                                                              ------------------                  -----

    Total                                                     $        2,156,688                  100.0%
                                                              ==================                  =====


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $1,858,216 at December 31, 1999.

Total investments were $2.16 billion at December 31, 1999 compared to $2.22 billion at December 31, 1998. Positive cash flows generated from operations were more than offset by lower unrealized gains on fixed income securities.

FIXED INCOME SECURITIES The Company's fixed income securities portfolio consists of privately-placed securities, publicly traded corporate bonds, U.S. government bonds, mortgage-backed securities, foreign government bonds, asset-backed securities and tax-exempt municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1999, unrealized net capital gains on the fixed income securities portfolio totaled $54.3 million compared to $317.1 million at December 31, 1998. The decrease in the unrealized gain position is primarily attributable to an increase in interest rates.

At December 31, 1999, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 1999 is presented in the following table:


            NAIC
          RATINGS       MOODY'S EQUIVALENT DESCRIPTION               FAIR VALUE        PERCENT TO TOTAL
          -------       ------------------------------               ----------        ----------------
             1          Aaa/Aa/A                                     $1,510,140             79.0%
             2          Baa                                             381,668             19.9
             3          Ba                                               15,313               .8
             4          B                                                 5,424               .3
                                                                  -------------          ----------
                                                                     $1,912,545            100.0%
                                                                  =============          ==========


As of December 31, 1999, the fixed income securities portfolio contained $529.8 million of privately-placed corporate obligations compared to $555.9 million at December 31, 1998. The benefits of privately-placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately-placed securities as compared to

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

public securities is reduced liquidity. At December 31, 1999, substantially all of the privately-placed securities were rated as investment grade by either the NAIC or the Company's internal ratings. The Company determines the fair value of privately-placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

At December 31, 1999 and 1998, $288.7 million and $305.1 million, respectively, of the fixed income securities portfolio were invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities which were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities, thus minimizing credit risk.

The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 1999, over 36% of the MBS portfolio was invested in planned amortization class bonds.

The fixed income securities portfolio contained $34.2 million and $34.5 million of asset-backed securities ("ABS") at December 31, 1999 and 1998, respectively. ABS are subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. Approximately 35% of all securities are rated in the highest rating category by one or more credit rating agencies. Interest rate risk is similar to the risk posed by MBS, however to a lesser degree because of the nature of the underlying assets. Over 53% of the Company's ABS are invested in securitized credit card receivables. The remainder of the portfolio is backed primarily by securitized home equity, manufactured housing, and auto loans.

The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

MORTGAGE LOANS The Company's $167.0 million investment in mortgage loans at December 31, 1999 is comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage the Company's mortgage loan risk.

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

SHORT-TERM INVESTMENTS The Company's short-term investment portfolio was $46.0 million and $76.1 million at December 31, 1999 and 1998, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less. The short-term investment portfolio at December 31, 1999 decreased primarily due to the settlement of a $34.0 million intercompany payable in early January 1999.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEPARATE ACCOUNTS

Separate Accounts assets and liabilities increased 21.1% to $443.7 million at December 31, 1999. The increases were primarily attributable to sales of variable annuity contracts and favorable investment performance of the Separate Accounts investment portfolios, partially offset by surrenders and withdrawals.

MARKET RISK

Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

The active management of market risk is integral to the Company's results of operations. The Company may use the following approaches to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of future investments purchased or 3) use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. The derivative financial instruments section in note 5 to the financial statements provides a more detailed discussion of these instruments.

CORPORATE OVERSIGHT The Company administers and oversees its investment risk management processes primarily through the Board of Directors and the Credit and Risk Management Committee ("CRMC") of the Corporation. The Board of Directors provide executive oversight of investment activities. The Corporation's CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has specific investment policies that delineate the investment limits and strategies that are appropriate given the Company`s liquidity, surplus, product and regulatory requirements.

The Company manages its exposure to market risk through asset allocation limits, duration limits and, as appropriate, stress tests. Asset allocation limits place restrictions on the aggregate fair value which may be invested within an asset class. The Company has duration limits on its investment portfolios, and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk which may be taken. Stress tests measure downside risk to fair value and earnings over longer time intervals and/or for adverse market scenarios.

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

In a falling interest rate environment, the risk of pre-payment of some fixed income securities increases, causing funds to be reinvested at lower yields. The Company limits this risk by concentrating the fixed income portfolio on non-callable securities, through careful selection of mortgage-backed securities that are structured to minimize cash volatility and by purchasing securities that provide for make-whole type pre-payment fees. Falling interest rates can also impact demand for the Company's products, as bank certificates of deposits with no surrender charges and higher average returns from equity markets may become more attractive to new and existing customers. Conversely, in a rising interest rate environment, competitive pressures may make it difficult for the Company to sustain spreads between rates credited on fixed rate deferred annuities and interest-sensitive life products and portfolio earnings rates, thereby prompting withdrawals by contractholders. The Company manages this risk by adjusting interest crediting rates, at least on an annual basis, with due regard to the yield of its investment portfolio and pricing assumptions and by prudently managing interest rate risk of assets and liabilities.

The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1999, the difference between the Company's liability and asset duration was approximately .9 years, versus a 2.7 year gap at December 31, 1998. This duration gap indicates that the fair value of the Company's liabilities is more sensitive to interest rate movements than the fair value of its assets. The change in the gap is due to the large percentage of structured settlement annuity assets and liabilities in the portfolio and its duration gaps sensitivity to changes in interest rates. Structured settlement annuities are a type of immediate annuity.

The Company seeks to invest premiums and deposits to generate future cash flows that will fund future claims, benefits and expenses, and earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit its exposure to interest rate risk, the Company adheres to a philosophy of managing the duration of assets and related liabilities. The Company uses financial futures to hedge the interest rate risk related to anticipatory purchases and sales of investments and product sales to customers.

To calculate duration, the Company projects asset and liability cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The cash flows used in the model reflect the expected maturity and repricing characteristics of the Company's derivative financial instruments, all other financial instruments (as depicted in Note 5 to the financial statements), and certain non-financial instruments including interest-sensitive annuity liabilities. The projections include assumptions (based upon historical market and Company specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, callable corporate obligations, and fixed rate single and flexible premium deferred annuities.

Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 1999, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets and liabilities identified above by approximately $13.8 million, versus an increase of $16.0 million at December 31,

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998. In addition, there are $287.3 million of assets supporting life insurance products which are not financial instruments and have not been included in the above analysis. This amount is slightly greater than the $260.6 million at December 31, 1998. According to the duration calculation, in the event of a 100 basis point immediate increase in interest rates, these assets would decrease in value by $18.0 million, up from the $12.2 million at December 31, 1998. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, is intended to illustrate the potential impact of such an event.

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

EQUITY PRICE RISK Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock, stock fund or stock index. At December 31, 1999, the Company had variable annuity funds with balances totaling $443.7 million. This is an increase over the $366.2 million of variable annuity funds at December 31, 1998. The Company earns mortality and expense fees as a percentage of fund balance. In the event of an immediate decline of 10% in the fund balances due to equity market declines, the Company would earn approximately $555 thousand less in annualized fee income. This is a slight increase over the $500 thousand amount determined at December 31, 1998. The contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee, generally at the time of purchase. This guarantee may subject the Company to additional equity price risk, as the beneficiary may receive their benefit for an amount greater than the fund balance under contractually defined circumstances and terms. The Company recorded actuarially determined reserves as of December 31, 1999 for this exposure. In addition, for certain exposures the Company purchases third party reinsurance. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase its exposure to equity price risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are collections of principal, interest and dividends from the investment portfolio and the receipt of premiums and deposits. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and operating costs.

The maturity structure of the Company's fixed income securities, which represent 88.7% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrenders and withdrawal amounts were $62.1 million, $56.5 million, and $63.0 million in 1999, 1998, and 1997, respectively. As the Company's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.

At December 31, 1999, the Moody's and Standard and Poor's claims-paying ratings for the Company were Aa2 and AA+, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying the regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1999, RBC for the Company was significantly above a level that would require regulatory action.

YEAR 2000

The Company is dependent upon certain service provided for it by the Corporation including computer-related systems, and systems and equipment that are not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

In 1995, the Corporation commenced a four phase plan which included reprogramming, remediating or replacing computer systems and equipment which may have failed to operate properly in or after the year 1999, due to the inability of the systems and equipment to only recognize the last two digits of the year in any date ("Year 2000"). Because of the comprehensiveness of the Corporation's plan, and its timely completion, the Corporation has experienced no material impacts on its results of operations, liquidity or financial position due to the Year 2000 issue. The Corporation expects to incur total costs related to this plan of $109 million between the years of 1995 and 2000. These costs are expensed as incurred. A portion of these costs were incurred by the Company on a pro rata basis of usage of computer-related systems and non-IT, as compared to the usage of all the entities which shares these services with the Corporation. These amounts were not material to the results of operations of the Company.

OTHER DEVELOPMENTS

The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles which the Company will implement in January 2001. The Company's state of domicile, New York, continues to review codification and existing statutory accounting requirements for desired revisions to existing state laws and regulations. The requirements are not expected to have a material impact on the statutory surplus of the Company.

PENDING ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board delayed the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The delay was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company expects to adopt the provisions of SFAS No. 133 as of January 1, 2001. The impact of this statement is dependent upon the Company's derivative positions and market

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133, the impact of the adoption is not expected to be material to the results of operations or financial position of the Company.

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

                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT

     1. FINANCIAL STATEMENTS.  The Registrant's  financial  statements,  for the
year  ended  December  31,  1999,   together  with  the  Report  of  Independent
Accountants are set forth on pages F-1 - F-25 of this report.

     2. FINANCIAL STATEMENT SCHEDULES. The following are included in Part IV of this report:

     Schedule IV - Reinsurance page F-24

     Schedule V - Valuation and Qualifying Accounts page F-25

     All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

     (b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 1999.

     (c) EXHIBITS

Exhibit No.                Description

3(i) Restated Certificate of Incorporation, as amended, of Allstate Life Insurance Company of New York (previously filed in Form 10K dated March 30, 1999)

3(ii) Amended By-laws of Allstate Life Insurance Company of New York (previously filed in Form 10K dated March 30, 1999)

27                 Financial Data Schedule (filed herewith)

99                 Power of Attorney (filed herewith)

                             Financial Statements

                                     Index
                                     -----

                                                                            Page
                                                                            ----

Independent Auditors' Report...............................................F-1

Financial Statements:

         Statements of Financial Position,
                  December 31, 1999 and 1998...............................F-2


         Statements of Operations and Comprehensive Income for the Years Ended
                  December 31, 1999, 1998 and 1997.........................F-3

         Statements of Shareholder's Equity for the Years Ended
                  December 31, 1999, 1998 and 1997.........................F-4

         Statements of Cash Flows for the Years Ended
                  December 31, 1999, 1998 and 1997.........................F-5

         Notes to Financial Statements.....................................F-6

         Schedule IV - Reinsurance for the Years Ended
                  December 31, 1999, 1998 and 1997.........................F-24

         Schedule V - Valuation and Qualifying Accounts
                  December 31, 1999, 1998 and 1997.........................F-25

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK:

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 1999 and 1998, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1999. Our audits also included Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance, and Schedule V - Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2000

                                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                       STATEMENTS OF FINANCIAL POSITION



                                                                                     DECEMBER 31,
                                                                        ---------------------------------------
                                                                              1999                 1998
                                                                        ------------------  -------------------
($ in thousands, except par value data)

ASSETS

Investments
   Fixed income securities, at fair value
      (amortized cost $1,858,216 and $1,648,972)                              $ 1,912,545          $ 1,966,067
   Mortgage loans                                                                 166,997              145,095
   Short-term                                                                      46,037               76,127
   Policy loans                                                                    31,109               29,620
                                                                        -----------------   ------------------
         Total investments                                                      2,156,688            2,216,909

Cash                                                                                1,135                3,117
Deferred policy acquisition costs                                                 106,932               87,830
Accrued investment income                                                          25,712               22,685
Reinsurance recoverables                                                            1,949                2,210
Other assets                                                                        7,803                9,887
Separate Accounts                                                                 443,705              366,247
                                                                        -----------------   ------------------
         TOTAL ASSETS                                                        $  2,743,924          $ 2,708,885
                                                                        =================   ==================

LIABILITIES
Reserve for life-contingent contract benefits                                 $ 1,098,016          $ 1,208,104
Contractholder funds                                                              839,157              703,264
Current income taxes payable                                                       10,132               14,029
Deferred income taxes                                                               3,077               25,449
Other liabilities and accrued expenses                                             41,218               23,463
Payable to affiliates, net                                                          4,731               38,835
Separate Accounts                                                                 443,705              366,247
                                                                        -----------------   ------------------
         TOTAL LIABILITIES                                                      2,440,036            2,379,391
                                                                        -----------------   ------------------


COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 13)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100,000 and 80,000
      shares authorized, issued and outstanding                                     2,500                2,000
Additional capital paid-in                                                         45,787               45,787
Retained income                                                                   225,367              198,801

Accumulated other comprehensive income:
    Unrealized net capital gains                                                   30,234               82,906
                                                                        -----------------   ------------------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                              30,234               82,906
                                                                        -----------------   ------------------
         TOTAL SHAREHOLDER'S EQUITY                                               303,888              329,494
                                                                        -----------------   ------------------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $  2,743,924          $ 2,708,885
                                                                        =================   ==================


See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                                                    YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------------
($ in thousands)                                                        1999                 1998                 1997
                                                                  ------------------   ------------------   ------------------

REVENUES
Premiums (net of reinsurance ceded
   of $4,253, $3,204 and $3,087 )                                          $ 63,748             $ 85,771             $ 90,366
Contract charges                                                             38,626               33,281               28,597
Net investment income                                                       148,331              134,413              124,887
Realized capital gains and losses                                            (2,096)               4,697                  701
                                                                           --------             --------             --------
                                                                            248,609              258,162              244,551
                                                                           --------             --------             --------

COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries
   of $1,166, $997 and $1,985 )                                             178,267              183,839              179,872
Amortization of deferred policy acquisition costs                             8,985                7,029                5,023
Operating costs and expenses                                                 20,151               24,703               23,644
                                                                           --------             --------             --------
                                                                            207,403              215,571              208,539
                                                                           --------             --------             --------

INCOME FROM OPERATIONS
   BEFORE INCOME TAX EXPENSE                                                 41,206               42,591               36,012
Income tax expense                                                           14,640               14,934               13,296
                                                                           --------             --------             --------

NET INCOME                                                                   26,566               27,657               22,716
                                                                           --------             --------             --------

OTHER COMPREHENSIVE (LOSS) INCOME, AFTER TAX
Change in unrealized net capital gains and losses                           (52,672)              18,427               27,627
                                                                           --------             --------             --------

COMPREHENSIVE (LOSS) INCOME                                               $ (26,106)            $ 46,084             $ 50,343
                                                                          =========             ========             ========













See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                         DECEMBER 31,
                                                                  ------------------------------------------------------------
                                                                        1999                 1998                 1997
                                                                  ------------------   -------------------   -----------------
($ in thousands)

COMMON STOCK
Balance, beginning of year                                                  $ 2,000              $ 2,000              $ 2,000
Issuance of new shares of stock                                                 500                    -                    -
                                                                  -----------------   ------------------   ------------------

Balance, end of year                                                          2,500                2,000                2,000
                                                                  -----------------   ------------------   ------------------
ADDITIONAL CAPITAL PAID-IN                                                $  45,787             $ 45,787             $ 45,787
                                                                  -----------------   ------------------   ------------------

RETAINED INCOME

Balance, beginning of year                                                $ 198,801            $ 171,144            $ 148,428
Net income                                                                   26,566               27,657               22,716
                                                                  -----------------   ------------------   ------------------
Balance, end of year                                                        225,367              198,801              171,144
                                                                  -----------------   ------------------   ------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                                 $ 82,906             $ 64,479             $ 36,852
Change in unrealized net capital gains
     and losses                                                             (52,672)              18,427               27,627
                                                                  -----------------   ------------------   ------------------
Balance, end of year                                                         30,234               82,906               64,479
                                                                  -----------------   ------------------   ------------------

TOTAL SHAREHOLDER'S EQUITY                                               $  303,888            $ 329,494            $ 283,410
                                                                  =================   ==================   ==================



















See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS



                                                                                    YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------------
($ in thousands)                                                        1999                 1998                 1997
                                                                  ------------------   -------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                 $ 26,566             $ 27,657             $ 22,716
Adjustments to reconcile net income to net cash
    provided by operating activities
       Amortization and other non-cash items                                (37,619)             (34,890)             (31,112)
       Realized capital gains and losses                                      2,096               (4,697)                (701)
       Interest credited to contractholder funds                             36,736               41,200               31,667
       Changes in:
           Life-contingent contract benefits and
               contractholder funds                                          38,527               53,343               68,114
           Deferred policy acquisition costs                                (17,262)             (16,693)             (10,781)
           Income taxes payable                                               2,094               13,865                 (158)
           Other operating assets and liabilities                            13,049              (15,974)               8,545
                                                                  -----------------   ------------------   ------------------
Net cash provided by operating activities                                    64,187               63,811               88,290
                                                                  -----------------   ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                              161,443               65,281               15,723
Investment collections
       Fixed income securities                                               21,822              159,648              120,061
       Mortgage loans                                                         7,479                5,855                5,365
Investments purchases
       Fixed income securities                                             (383,961)            (292,444)            (236,984)
       Mortgage loans                                                       (31,888)             (24,252)             (35,200)
Change in short-term investments, net                                        29,493              (55,846)              16,342
Change in policy loans, net                                                  (1,489)              (2,020)              (2,241)
                                                                  -----------------   ------------------   ------------------
               Net cash used in investing activities                       (197,101)            (143,778)            (116,934)
                                                                  -----------------   ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                          500                    -                    -
Contractholder fund deposits                                                197,439              137,473               79,384
Contractholder fund withdrawals                                             (67,007)             (54,782)             (51,374)
                                                                  -----------------   ------------------   ------------------
Net cash provided by financing activities                                   130,932               82,691               28,010
                                                                  -----------------   ------------------   ------------------

NET (DECREASE) INCREASE IN CASH                                              (1,982)               2,724                 (634)
CASH AT THE BEGINNING OF YEAR                                                 3,117                  393                1,027
                                                                  -----------------   ------------------   ------------------
CASH AT END OF YEAR                                                        $  1,135              $ 3,117                $ 393
                                                                  =================   ==================   ==================

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

NATURE OF OPERATIONS
The Company markets a broad line of life insurance and savings products in the state of New York through a combination of exclusive agencies, securities firms, banks, specialized brokers and through direct response marketing. Life insurance consists of traditional products, including term and whole life, interest-sensitive life and immediate annuities with life contingencies. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted and variable annuities. Group pension savings products include immediate annuities also referred to as retirement annuities. In 1999, annuity premiums and deposits represented 76.2% of the Company's total statutory premiums and deposits.

The Company monitors economic and regulatory developments which have the potential to impact its business. Recently enacted federal legislation will allow for banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

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

Although the Company currently benefits from agreements with financial services entities who market and distribute its products, change in control of these non-affliliated entities with which the Company has alliances could negatively impact the Company's sales.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS
Fixed income securities include bonds and mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, certain deferred policy acquisition costs, and certain reserves for life-contingent contract benefits, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses.

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

Investment income consists primarily of interest and short-term investment dividends. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed and asset-backed securities is determined on the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes financial futures contracts which are derivative financial instruments. By meeting specific criteria these futures are designated as accounting hedges and accounted for on a deferral basis. In order to qualify as accounting hedges, financial futures contracts must reduce the primary market risk exposure on an enterprise or transaction basis in conjunction with a hedge strategy; be designated as a hedge at the inception of the transaction; and be highly correlated with the fair value of, or interest income or expense associated with, the hedged item at inception and throughout the hedge period. Derivatives that are not designated as accounting hedges are accounted for on a fair value basis.

If, subsequent to entering into a hedge transaction, the financial futures contract becomes ineffective (including if the occurrence of a hedged anticipatory transaction is no longer probable), the Company terminates the derivative position. Gains and losses on these terminations are reported in realized capital gains and losses in the period they occur. The Company may also terminate derivatives as a result of other events or circumstances. Gains and losses on these terminations are deferred and amortized over the remaining life of the hedged item.

The Company accounts for financial futures as hedges using deferral accounting for anticipatory investment purchases and sales when the criteria for futures (discussed above) are met. In addition, anticipated transactions must be probable of occurrence and their significant terms and characteristics identified. Under deferral accounting, gains and losses on financial futures contracts are deferred as other liabilities and accrued expenses. Once the anticipated transaction occurs, the deferred gains and losses are considered part of the cost basis of the asset and reported net of tax in shareholder's equity. The gains and losses deferred are then recognized in conjunction with the earnings on the hedged item. Fees and commissions paid on these derivatives are also deferred as an adjustment to the carrying value of the hedged item.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products and certain annuities with life contingencies. Premiums from these products are recognized as revenue when due. Benefits are recognized in relation to

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

such revenue so as to result in the recognition of profits over the life of the policy and are reflected in contract benefits.

Interest-sensitive life contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and one or more amounts assessed against the contractholder. Premiums from these contracts are reported as deposits to the contractholder funds. Contract charge revenue consists of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and surrender charges. Contract benefits include interest credited to contracts and claims incurred in excess of the related contractholder account balance.

Limited payment contracts, a type of life-contingent immediate annuity or traditional life product, are contracts that provide insurance protection over a contract period that extends beyond the period in which premiums are collected. Gross premiums in excess of the net premium on limited payment contracts are deferred and recognized over the contract period. Contract benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy.

Contracts that do not subject the Company to significant risks arising from mortality or morbidity are referred to as investment contracts. Fixed rate annuities, market value adjusted annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charge revenue for investment contracts consists of charges assessed against the contractholder account balance for contract administration and surrenders. Contract benefits include interest credited and claims incurred in excess of the related contractholder account balance.

Crediting rates for fixed rate annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions.

Investment contracts also include variable annuity contracts which are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. The Company's contract charge revenue for these contracts consists of charges assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders.

DEFERRED POLICY ACQUISITION COSTS
Certain costs which vary with and are primarily related to acquiring life and savings business, principally agents and brokers remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses, are deferred and amortized into income. Deferred policy acquisition costs are periodically reviewed as to recoverability and written down where necessary.

For traditional life insurance and limited payment contracts, these costs are amortized in proportion to the estimated revenue on such business. Assumptions relating to estimated revenue, as well as to all other aspects of the deferred acquisition costs and reserve calculations, are determined based upon conditions as of the date of the policy issue and are generally not revised during the life of the policy. Any deviations from projected business inforce, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

For interest-sensitive life and investment contracts, the costs are amortized in proportion to the estimated gross profits on such business over the estimated lives of the contract periods. Gross profits are determined

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

at the date of policy issue and comprise estimated investment, mortality, expense margins and surrender charges. Assumptions underlying the gross profits are periodically updated to reflect actual experience, and changes in the amount or timing of estimated gross profits will result in adjustments to the cumulative amortization of these costs.

The present value of future profits inherent in acquired blocks of insurance is classified as a component of deferred policy acquisition costs. The present value of future profits is amortized over the life of the blocks of insurance using current crediting rates.

To the extent unrealized gains or losses on securities carried at fair value would result in an adjustment of estimated gross profits had those gains or losses actually been realized, the related carrying value of deferred acquisition costs, including present value of future profits, are adjusted together with accumulated unrealized net capital gains included in shareholder's equity.

REINSURANCE RECOVERABLE
In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from other insurers. Reinsurance recoverables are estimated based upon assumptions consistent with those used in establishing the underlying reinsured contacts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance does not extinguish the Company's primary liability under the policies written and therefore reinsurers and amounts recoverable therefrom are regularly evaluated by the Company and allowances for uncollectible reinsurance are established as appropriate.

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

SEPARATE ACCOUNTS
The Company issues deferred variable annuity contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. Absent any contract provisions wherein the Company contractually guarantees either a minimum return or account value to the beneficiaries of the contractholders in the form of a death benefit, the contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated investment objectives.

The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees, and mortality, surrender and expense charges.

RESERVES FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to traditional life insurance, group retirement annuities, immediate annuities with life contingencies and certain variable annuity guarantees, is computed on the basis of assumptions as to mortality, future investment yields, terminations and

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


expenses at the time the policy is issued. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 7. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves is recorded as a reduction of the unrealized gains included in shareholder's equity.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of interest-sensitive life and certain investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received, net of commissions, and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 7.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Commitments to extend mortgage loans have only off-balance-sheet risk because their contractual amounts are not recorded in the Company's statements of financial position. The contractual amounts and fair values of these instruments are presented in Note 5.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS
In 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. Adoption of this statement was not material to the Company's results of operations or financial position.

PENDING ACCOUNTING STANDARDS
In June 1999, the Financial Accounting Standards Board delayed the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative which is not effective as a hedge will be immediately recognized in earnings. The delay was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company expects to adopt the provisions of SFAS No. 133 as of January 1, 2001. The impact of this statement is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


No. 133, the impact of the adoption is not expected to be material to the results of operations or financial position of the Company.

3.   RELATED PARTY TRANSACTIONS

REINSURANCE

The Company has reinsurance agreements with ALIC in order to limit aggregate and single exposure on large risks. A portion of the Company's premiums and policy benefits are ceded to ALIC and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

The following amounts were ceded to ALIC under reinsurance agreements.



                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------

                                                 1999               1998               1997
                                                 ----               ----               ----

      Premiums                             $     3,408        $     2,519        $     2,171
      Policy benefits                              211                315                327

Included in reinsurance recoverables at December 31, 1999 and 1998 are the net amounts owed to ALIC of $458 and $3, respectively.

STRUCTURED SETTLEMENT ANNUITIES
The Company issued $14,561, $12,747 and $12,766 of structured settlement annuities, a type of immediate annuity, in 1999, 1998 and 1997, respectively, at prices determined based upon interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $4,298, $5,152 and $3,468 relate to structured settlement annuities with life contingencies and are included in premium income in 1999, 1998 and 1997, respectively. Additionally, the reserve for life-contingent contract benefits was increased by approximately 94% of such premium received in each of these years. In most cases, these annuities were issued to Allstate Settlement Corporation ("ASC"), a subsidiary of ALIC, which, under a "qualified assignment", assumed AIC's obligation to make the future payments.

AIC has issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company. ASC has entered into General Indemnity Agreements pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gives AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. Reserves recorded by the Company for annuities related to the surety bonds were $1.19 billion and $1.08 billion at December 31, 1999 and 1998, respectively.

BUSINESS OPERATIONS
The Company utilizes services performed by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $16,155, $23,369 and $19,425 in 1999, 1998 and 1997, respectively. A

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


portion of these expenses relate to the acquisition of business which are deferred and amortized over the contract period.

4.   INVESTMENTS

FAIR VALUES

The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:


                                                                            GROSS UNREALIZED
                                                    AMORTIZED               ----------------               FAIR
                                                       COST             GAINS            LOSSES            VALUE
                                                       ----             -----            ------            -----

AT DECEMBER 31, 1999

U.S. government and agencies                     $      413,875    $       53,717   $       (2,705)   $      464,887
Municipal                                                60,256               997           (1,976)           59,277
Corporate                                               996,298            36,303          (31,695)        1,000,906
Foreign government                                       61,987             3,217             (639)           64,565
Mortgage-backed securities                              291,304             4,770           (7,370)          288,704
Asset-backed securities                                  34,496                26             (316)           34,206
                                                 --------------    --------------   --------------    --------------
  Total fixed income securities                  $    1,858,216    $       99,030   $      (44,701)   $    1,912,545
                                                 ==============    ==============   ==============    ==============

AT DECEMBER 31, 1998

U.S. government and agencies                     $      443,930    $      179,455    $           (1) $      623,384
Municipal                                                31,617             2,922               (19)         34,520
Corporate                                               848,289           121,202              (899)        968,592
Mortgage-backed securities                              291,520            14,294              (700)        305,114
Asset-backed securities                                  33,616               869               (28)         34,457
                                                 --------------    --------------    --------------  --------------
  Total fixed income securities                  $    1,648,972    $      318,742    $       (1,647) $    1,966,067
                                                 ==============    ==============    ==============  ==============

SCHEDULED MATURITIES

The scheduled maturities for fixed income securities are as follows at December 31, 1999:


                                                                           AMORTIZED           FAIR
                                                                             COST             VALUE
                                                                             ----             -----

Due in one year or less                                                 $         6,720  $         6,798
Due after one year through five years                                           168,795          168,859
Due after five years through ten years                                          217,305          218,381
Due after ten years                                                           1,139,596        1,195,597
                                                                        ---------------  ---------------
                                                                              1,532,416        1,589,635

Mortgage- and asset-backed securities                                           325,800          322,910
                                                                        ---------------  ---------------
  Total                                                                 $     1,858,216  $     1,912,545
                                                                        ===============  ===============

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NET INVESTMENT INCOME
YEAR ENDED DECEMBER 31,                                             1999             1998             1997
                                                                    ----             ----             ----


Fixed income securities                                       $     135,561     $     124,100    $     116,763
Mortgage loans                                                       12,346            10,309            7,896
Other                                                                 3,495             2,940            2,200
                                                              -------------     -------------    -------------
  Investment income, before expense                                 151,402           137,349          126,859
  Investment expense                                                  3,071             2,936            1,972
                                                              -------------     -------------    -------------
  Net investment income                                       $     148,331     $     134,413    $     124,887
                                                              =============     =============    =============

REALIZED CAPITAL GAINS AND LOSSES

YEAR ENDED DECEMBER 31,                                            1999              1998             1997
                                                                   ----              ----             ----

Fixed income securities                                            $ (2,207)         $ 4,755           $  955
Mortgage loans                                                           42              (65)            (221)
Other                                                                    69                7              (33)
                                                              -------------     ------------    -------------

   Realized capital gains and losses                                 (2,096)           4,697              701
   Income taxes                                                        (765)           1,644              245
                                                              -------------     ------------    -------------
   Realized capital gains and losses, after tax                    $ (1,331)         $ 3,053           $  456
                                                              =============     ============    =============

Excluding calls and prepayments, gross gains of $1,713, $2,905 and $471 and gross losses of $3,920, $164 and $105 were realized on sales of fixed income securities during 1999, 1998 and 1997, respectively.

UNREALIZED NET CAPITAL GAINS

Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 1999 are as follows:

                                        COST/                                  GROSS UNREALIZED              UNREALIZED
                                    AMORTIZED COST      FAIR VALUE          GAINS             LOSSES          NET GAINS
                                    --------------      ----------          -----             ------          ---------
 Fixed income securities               $1,858,216        $1,912,545         $ 99,030          $(44,701)       $ 54,329
                                       ==========        ==========         ========          ========
 Reserve for life-contingent
    contract benefits                                                                                           (7,815)
 Deferred income taxes                                                                                         (16,280)
                                                                                                              --------
 Unrealized net capital gains                                                                                 $ 30,234
                                                                                                              ========


CHANGE IN UNREALIZED NET CAPITAL GAINS
YEAR ENDED DECEMBER 31,                                            1999             1998             1997
                                                                   ----             ----             ----

Fixed income securities                                         $(262,766)       $ 70,948          $123,519
Reserves for life contingent-contract benefits                    179,891         (42,251)          (80,155)
Deferred income taxes                                              28,362          (9,922)          (14,876)
Deferred policy acquisition costs and other                         1,841            (348)             (861)
                                                                ---------        --------          --------
(Decrease) increase in unrealized net capital gains             $ (52,672)       $ 18,427          $ 27,627
                                                                =========        ========          ========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

INVESTMENT LOSS PROVISIONS AND VALUATION ALLOWANCES
Pretax provisions for investment losses, principally relating to valuation allowances on mortgage loans were $114 and $261 in 1998 and 1997, respectively. There was not a provision for investment losses in 1999.

MORTGAGE LOAN IMPAIRMENT
A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Company had no impaired loans at December 31, 1999 and 1998.

Valuation allowances for mortgage loans at December 31, 1999, 1998 and 1997 were $600, $600 and $486, respectively. For the years ended December 31, 1999, 1998 and 1997, there were no reductions of the mortgage loan valuation allowance for dispositions of impaired loans. Net additions to the mortgage loan valuation allowances were $114 and $261 for the years ended December 31, 1998 and 1997, respectively. There were no additions or reductions to the mortgage loan valuation allowance for the year ended December 31, 1999.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION

The Company maintains a diversified portfolio of municipal bonds. The largest concentrations in the portfolio are presented below. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31, 1999:

(% of municipal bond portfolio carrying value)          1999                1998
                                                        ----                ----

         Arizona                                        22.7%                   - %
         California                                     20.2                  17.4
         Ohio                                           16.4                  30.2
         Illinois                                       11.6                  21.1
         Pennsylvania                                    7.5                    -
         Indiana                                         5.0                    -

The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The states with the largest portion of the commercial mortgage loan portfolio are listed below. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31, 1999:

(% of commercial mortgage portfolio carrying value)     1999                 1998
                                                        ----                 ----

         California                                     34.9%               41.9%
         New York                                       27.6                26.3
         Illinois                                       13.2                15.8
         New Jersey                                     12.3                 6.9
         Pennsylvania                                    9.7                 6.2

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

The types of properties collateralizing the commercial mortgage loans at December 31, are as follows:

(% of commercial mortgage portfolio carrying value)         1999                1998
                                                            ----                ----

         Retail                                              33.1%               39.5%
         Office buildings                                    18.9                11.7
         Warehouse                                           18.5                19.2
         Apartment complex                                   15.8                18.5
         Industrial                                           4.6                 5.5
         Other                                                9.1                 5.6
                                                            -----               -----
                                                            100.0%              100.0%
                                                            =====               =====

The contractual maturities of the commercial mortgage loan portfolio as of December 31, 1999, for loans that were not in foreclosure are as follows:

                                NUMBER OF LOANS                    CARRYING VALUE                   PERCENT
                                ---------------                    --------------                   -------

2000                                    2                          $         4,475                     2.7%
2001                                    5                                    7,165                     4.3
2002                                    2                                    5,904                     3.5
2004                                    4                                    5,289                     3.2
Thereafter                             33                                  144,164                    86.3
                                    -----                          ---------------                   -----
     Total                             46                          $       166,997                   100.0%
                                    =====                          ===============                   =====

In 1999, there were no commercial mortgage loans which were contractually due.

SECURITIES ON DEPOSIT

At December 31, 1999, fixed income securities with a carrying value of $1,903 were on deposit with regulatory authorities as required by law.

5.   FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented on the following page are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including deferred policy acquisition costs and reinsurance recoverables) and liabilities (including traditional life and interest-sensitive life insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature. Their carrying values are assumed to approximate fair value.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

FINANCIAL ASSETS

The carrying value and fair value of financial assets at December 31, are as follows:


                                                         1999                                1998
                                                         ----                                ----
                                             CARRYING             FAIR             CARRYING            FAIR
                                               VALUE              VALUE              VALUE            VALUE
                                               -----              -----              -----            -----

Fixed income securities                  $    1,912,545     $    1,912,545     $      1,966,067   $     1,966,067
Mortgage loans                                  166,997            159,853              145,095           154,872
Short-term investments                           46,037             46,037               76,127            76,127
Policy loans                                     31,109             31,109               29,620            29,620
Separate Accounts                               443,705            443,705              366,247           366,247

CARRYING VALUE AND FAIR VALUE INCLUDE THE EFFECTS OF DERIVATIVE FINANCIAL INSTRUMENTS WHERE APPLICABLE.

Fair values for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value are deemed to approximate fair value.

The carrying value of policy loans are deemed to approximate fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

The carrying value and fair value of financial liabilities at December 31, are as follows:


                                                        1999                                      1998
                                                        ----                                      ----
                                               CARRYING             FAIR               CARRYING            FAIR
                                                 VALUE              VALUE                VALUE             VALUE
                                                 -----              -----                -----             -----
Contractholder funds on
   investment contracts                 $        627,488    $       605,113    $        512,239   $       518,448
Separate Accounts                                443,705            443,705             366,247           366,247

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

DERIVATIVE FINANCIAL INSTRUMENTS
The only derivative financial instruments used by the Company are financial futures contracts. The Company primarily uses this derivative financial instrument to reduce its exposure to market risk, specifically interest rate risk, in conjunction with asset/liability management. The Company does not hold or issue these instruments for trading purposes.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)





The following table summarizes the contract amount, credit exposure, fair value and carrying value of the Company's derivative financial instruments:

                                                                                                       CARRYING
                                                                                                         VALUE
                                                   CONTRACT           CREDIT             FAIR            ASSETS/
                                                    AMOUNT           EXPOSURE           VALUE         (LIABILITIES)
                                                    ------           --------           -----         -------------
AT DECEMBER 31, 1999
Financial futures contracts                    $       8,700     $           -     $         (29)   $         588

AT DECEMBER 31, 1998
Financial futures contracts                    $      15,000     $           -     $         (15)   $        (223)

CARRYING VALUE IS REPRESENTATIVE OF DEFERRED GAINS AND LOSSES.

The contract amounts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is measured by the fair value of contracts with a positive fair value at the reporting date. The Company manages its exposure to credit risk primarily by establishing risk control limits. To date, the Company has not incurred any losses as financial futures contracts have limited off-balance-sheet credit risk as they are executed on organized exchanges and require daily cash settlement of margins.

Fair value is the estimated amount that the Company would receive (pay) to terminate or assign the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer and exchange quotes are used to value the Company's derivatives.

Financial futures are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its asset/liability management, the Company generally utilizes financial futures contracts to manage its market risk related to anticipatory investment purchases and sales. Financial futures used as hedges of anticipatory transactions pertain to identified transactions which are probable to occur and are generally completed within 90 days.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


similar commitments to borrowers. At December 31, 1999, the Company had $10,000 in mortgage loan commitments which had a fair value of $100. The Company had no mortgage loan commitments at December 31, 1998.

6.       DEFERRED POLICY ACQUISITION COSTS

Certain costs of acquiring business which were deferred and amortized for the years ended December 31, 1999 and 1998 are as follows:


                                                                 1999                 1998
                                                                 ----                 ----

          Balance, beginning of year                             $ 87,830            $ 71,946
          Acquisition costs deferred                               26,247              23,723
          Amortization charged to income                           (8,861)             (8,238)
          Adjustment from unlocking assumptions                      (124)              1,209
          Effect of unrealized gains/(losses)                       1,840                (810)
                                                             ------------        ------------

          Balance, end of year                                  $ 106,932            $ 87,830
                                                             ============        ============


7.       RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

At December 31, the reserve for life-contingent contract benefits consists of the following:

                                                                                 1999               1998
                                                                                 ----               ----
                     Immediate annuities:
                          Structured settlement annuities                       $ 1,024,049        $ 1,135,813
                          Other immediate annuities                                   2,933              2,577
                     Traditional life                                                70,254             68,511
                     Other                                                              780              1,203
                                                                                -----------        -----------
                          Total life-contingent contract benefits               $ 1,098,016        $ 1,208,104
                                                                                ===========        ===========


The assumptions for mortality generally utilized in calculating reserves include, the U.S. population with projected calendar year improvements and age setbacks for impaired lives for structured settlement annuities; the 1983 group annuity mortality table for other immediate annuities; and actual Company experience plus loading for traditional life. Interest rate assumptions vary from 3.5% to 10.3% for immediate annuities and 4.5% to 7.0% for traditional life. Other estimation methods include the present value of contractually fixed future benefits for structured settlement annuities, the present value of expected future benefits based on historical experience for other immediate annuities and the net level premium reserve method using the Company's withdrawal experience rates for traditional life.

Premium deficiency reserves are established, if necessary and have been recorded for the structured settlement annuity business, to the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized. A liability of $8 million and $188 million is included in the reserve for life-contingent contract benefits with respect to this deficiency for the years ended December 31, 1999 and 1998, respectively. The decrease in this liability in 1999 reflects declines in unrealized capital gains on fixed income securities.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

At December 31, contractholder funds consists of the following:


                                                                                 1999               1998
                                                                                 ----               ----

                     Interest-sensitive life                                      $211,729            $189,970
                     Fixed annuities:
                          Immediate annuities                                      303,564             285,977
                          Deferred annuities                                       273,864             177,317
                     Other investment contracts                                     50,000              50,000
                                                                                  --------            --------
                          Total contractholder funds                              $839,157            $703,264
                                                                                  ========            ========


Contractholder funds are equal to deposits received, net of commissions, and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Interest rates credited range from 5.5% to 6.5% for interest-sensitive life contracts; 3.5% to 9.8% for immediate annuities; 4.0% to 7.9% for deferred annuities and 6.6% for other investment contracts. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 2% of deferred annuities are subject to a market value adjustment.

8.       CORPORATION RESTRUCTURING

On November 10, 1999 the Corporation announced a series of strategic initiatives to aggressively expand its selling and servicing capabilities. The Corporation also announced that it is implementing a program to reduce expenses by approximately $600 million. The reduction will result in the elimination of approximately 4,000 current non-agent positions, across all employment grades and categories by the end of 2000, or approximately 10% of the Corporation's non-agent work force. The impact of the reduction in employee positions is not expected to materially impact the results of operations of the Company.

These cost reductions are part of a larger initiative to redeploy the cost savings to finance new initiatives including investments in direct access and internet channels for new sales and service capabilities, new competitive pricing and underwriting techniques, new agent and claim technology and enhanced marketing and advertising. As a result of the cost reduction program, the Corporation recorded restructuring and related charges of $81 million pretax during the fourth quarter of 1999. The Corporation anticipates that additional pretax restructuring related charges of approximately $100 million will be expensed as incurred throughout 2000. The Company's allocable share of these expenses were immaterial in 1999 and are expected to be immaterial in 2000.

9.       INCOME TAXES

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

Prior to June 30, 1995, the Corporation was a subsidiary of Sears, Roebuck & Co. ("Sears") and, with its eligible domestic subsidiaries, was included in the Sears consolidated federal income tax return and federal income tax allocation agreement. Effective June 30, 1995, the Corporation and Sears entered into a new tax sharing agreement, which governs their respective rights and obligations with respect to federal income taxes for all periods during which the Corporation was a subsidiary of Sears, including the treatment of audits of tax returns for such periods.

The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1993 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

The components of the deferred income tax assets and liabilities at December 31, are as follows:

                                                                               1999               1998
                                                                               ----               ----
DEFERRED ASSETS
Life and annuity reserves                                                        $ 42,248           $ 41,073
Discontinued operations                                                               366                364
Other postretirement benefits                                                         296                328
Other assets                                                                        1,319              2,023
                                                                         ----------------   ----------------
      Total deferred assets                                                        44,229             43,788

DEFERRED LIABILITIES

Deferred policy acquisition costs                                                 (25,790)           (20,573)
Unrealized net capital gains                                                      (16,280)           (44,642)
Difference in tax bases of investments                                             (3,194)            (1,784)
Prepaid commission expense                                                           (682)              (790)
Other liabilities                                                                  (1,360)            (1,448)
                                                                         ----------------   ----------------
      Total deferred liabilities                                                  (47,306)           (69,237)
                                                                         ----------------   ----------------
      Net deferred liability                                                     $ (3,077)         $ (25,449)
                                                                         ================   ================


The components of income tax expense for the year ended December 31, are as follows:

                                                             1999               1998               1997
                                                             ----               ----               ----

Current                                                     $ 8,650             $ 13,679           $ 14,874
Deferred                                                      5,990                1,255             (1,578)
                                                            -------             --------           --------
      Total income tax expense                              $14,640             $ 14,934           $ 13,296
                                                            =======             ========           ========

The Company paid income taxes of $12,547, $3,788 and $13,350 in 1999, 1998 and 1997, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:


                                                                1999              1998        1997
                                                                ----              ----        ----

   Statutory federal income tax rate                           35.0%             35.0%       35.0%
   State income tax expense                                     1.6               1.6         2.2
   Other                                                       (1.1)             (1.5)        (.3)
                                                              -----             -----       -----
   Effective income tax rate                                   35.5%             35.1%       36.9%
                                                              =====             =====       =====

Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 1999, approximately $389, will result in federal income taxes payable of $136 if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since the Tax Reform Act of 1984.

10.      STATUTORY FINANCIAL INFORMATION

The Company's statutory capital and surplus was $214,738 and $196,416 at December 31, 1999 and 1998, respectively. The Company's statutory net income was $18,767, $13,649 and $18,592 for the years ended December 31, 1999, 1998 and
1997, respectively.

PERMITTED STATUTORY ACCOUNTING PRACTICES

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the New York Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a significant impact on statutory surplus or statutory net income.

The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement in January 2001. The Company's state of domicile, New York, continues to review codification and existing statutory accounting requirements for desired revisions to existing state laws and regulations. The requirements are not expected to have a material impact on the statutory surplus of the Company.

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

RISK-BASED CAPITAL
The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


interest rate risks. At December 31, 1999, RBC for the Company was significantly above a level that would require regulatory action.

11.      BENEFIT PLANS

PENSION PLANS
Defined benefit pension plans, sponsored by AIC, cover domestic full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service, average annual compensation and estimated social security retirement benefits. AIC's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The (benefit) and cost to the Company included in net income was $(263), $382 and $597 for the pension plans in 1999, 1998 and 1997, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
AIC also provides certain health care and life insurance benefits for retired employees. Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans for ten or more years prior to retirement. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC's postretirement benefit plans currently are not funded. AIC has the right to modify or terminate these plans.

PROFIT SHARING FUND
Employees of the Corporation and its domestic subsidiaries, including the Company are also eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance.

The Company paid $176, $567, $164 in 1999, 1998 and 1997, respectively for profit sharing.

12.      OTHER COMPREHENSIVE INCOME

The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                               1999                           1998                            1997
                                  ------------------------------  -----------------------------  ------------------------------
                                                         AFTER-                         AFTER-                          AFTER-
                                   PRETAX       TAX       TAX     PRETAX       TAX       TAX      PRETAX       TAX       TAX
                                   ------       ---      ------   ------       ---      -------   ------      -------   ------

UNREALIZED CAPITAL GAINS
 AND LOSSES:
     Unrealized holding
        (losses) gains arising
        during the period         $(83,241)  $ 29,134  $(54,107)  $ 33,218  $(11,626)  $ 21,592  $ 43,686   $(15,290)  $ 28,396
      Less: reclassification
        adjustments                 (2,207)       772    (1,435)     4,869    (1,704)     3,165     1,183       (414)       769
                                  --------   --------  --------   --------  --------   --------  --------   --------  --------

Unrealized net capital
 (losses) gains                    (81,034)    28,362   (52,672)    28,349    (9,922)    18,427    42,503    (14,876)    27,627
                                  --------   --------  --------   --------  --------   --------  --------   --------   --------
Other comprehensive
 (loss) income                    $(81,034)  $ 28,362  $(52,672)  $ 28,349  $ (9,922)  $ 18,427  $ 42,503   $(14,876)  $ 27,627
                                  ========   ========  ========   ========  ========   ========  ========   ========   ========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

13.      COMMITMENTS AND CONTINGENT LIABILITIES

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

GUARANTY FUNDS
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's expense related to these funds have been immaterial.

MARKETING AND COMPLIANCE ISSUES
Companies operating in the insurance and financial services markets have come under the scrutiny of regulators with respect to market conduct and compliance issues. Under certain circumstances, companies have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. The Company monitors its sales materials and enforces compliance procedures to mitigate any exposure to potential litigation. The Company is a member of the Insurance Marketplace Standards Association, an organization which advocates ethical market conduct.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)


                                                   GROSS                                   NET
YEAR ENDED DECEMBER 31, 1999                      AMOUNT              CEDED              AMOUNT
----------------------------                      ------              -----              ------

Life insurance in force                      $ 14,140,049       $ 1,066,993         $ 13,073,056
                                             ============       ===========         ============

Premiums and contract charges:
    Life and annuities                       $     99,760           $ 3,397             $ 96,363
    Accident and health                             6,867               856                6,011
                                             ------------       -----------         ------------
                                             $    106,627           $ 4,253            $ 102,374
                                             ============       ===========         ============



                                                   GROSS                                   NET
YEAR ENDED DECEMBER 31, 1998                      AMOUNT              CEDED              AMOUNT
----------------------------                      ------              -----              ------

Life insurance in force                      $ 12,656,826       $ 857,500           $ 11,799,326
                                             ============       =========           ============
Premiums and contract charges:

    Life and annuities                       $    116,455       $   2,318           $    114,137
    Accident and health                             5,801             886                  4,915
                                             ------------       ---------           ------------
                                             $    122,256       $   3,204           $    119,052
                                             ============       =========           ============



                                                   GROSS                                   NET
YEAR ENDED DECEMBER 31, 1997                      AMOUNT              CEDED              AMOUNT
----------------------------                      ------              -----              ------

Life insurance in force                      $ 11,339,990       $ 721,040           $ 10,618,950
                                             ============       =========           ============
Premiums and contract charges:
    Life and annuities                       $    116,167       $   2,185           $    113,982
    Accident and health                             5,883             902                  4,981
                                             ------------       ---------           ------------
                                             $    122,050       $   3,087           $    118,963
                                             ============       =========           ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)


                                                    BALANCE AT       CHARGED TO                         BALANCE AT
                                                    BEGINNING         COSTS AND                           END OF
                                                    OF PERIOD         EXPENSES         DEDUCTIONS         PERIOD
                                                    ---------         --------         ----------         ------

YEAR ENDED DECEMBER 31, 1999

Allowance for estimated losses
   on mortgage loans                              $        600      $          -     $          -      $        600
                                                  ============      ============     ============      ============


YEAR ENDED DECEMBER 31, 1998

Allowance for estimated losses
   on mortgage loans                              $        486      $        114     $          -      $        600
                                                  ============      ============     ============      ============


YEAR ENDED DECEMBER 31, 1997

Allowance for estimated losses
   on mortgage loans                              $        225      $        261     $          -      $        486
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

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

By       /s/ THOMAS J. WILSON, II
         ------------------------
         Thomas J. Wilson, II
         President and Director
         (Principal Executive Officer)

Date     March 28, 2000
         --------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By      /s/ MARLA G. FRIEDMAN
        ----------------------
        Marla G. Friedman
        Director

Date    March 24, 2000
        --------------

By      /s/VINCENT A. FUSCO
        ---------------------
        Vincent A. Fusco
        Chief Operations Officer and Director

Date    March 24, 2000
        ---------------


By      /s/ LEONARD G. SHERMAN
        ----------------------
        Leonard G. Sherman
        Director

Date    March 24, 2000
        --------------

By      /s/ KEVIN R. SLAWIN
        ----------------------
        Kevin R. Slawin
        Director

Date    March  24, 2000
        -----------------

By      /s/ PATRICIA A. WILSON
        -----------------------
        Patricia A. Wilson
        Director

Date    March  24, 2000
        -----------------

By      /s/ SAMUEL H. PILCH
        ------------------------
        Samuel H. Pilch
        Controller
        (Chief Accounting Officer)

Date    March 28, 2000
        ------------------

By      /s/MARCIA D. ALAZRAKI
        ---------------------
        Marcia D. Alazraki
        Director

Date    March 24, 2000
        -----------------

By      /s/CLEVELAND JOHNSON, JR.
        -------------------------
        Cleveland Johnson, Jr.
        Director

Date    March 24, 2000
        -----------------


By      /s/KENNETH R. O'BRIEN
        ---------------------
        Kenneth R. O'Brien
        Director

Date    March 24, 2000
        -----------------

By      /s/JOHN R. RABEN, JR.
        ---------------------
        John R. Raben, Jr.
        Director

Date    March 24, 2000
        -----------------


By      /s/ SALLY A. SLACKE
        -------------------
        Sally A. Slacke
        Director

Date    March 24, 2000
        -----------------

                                      EXHIBIT INDEX

                 The Allstate Life Insurance Company of New York
                 Form 10-K for the year ended December 31, 1999

Exhibit No.                Description

3(i) Restated  Certificate  of  Incorporation,  as  amended,  of  Allstate  Life
     Insurance Company of New York (previously file Form 10-K, March 30, 1999)


3(ii)Amended By-laws of Allstate Life Insurance Company of New York (previously filed Form 10-K, March 30, 1999)

27   Financial Data Schedule (filed herewith)