Form 10-Q
period 2000-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2000-05-12
CIK 839759

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

                 For the quarterly period ended: March 31, 2000

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 2000; there were 100,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            March 31, 2000 (Unaudited) and December 31, 1999................. 3

            Statements of Operations
            Three Months Ended March 31, 2000 and
            March 31, 1999 (Unaudited)....................................... 4

            Statements of Cash Flows
            Three Months Ended March 31, 2000 and
                  March 31, 1999 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................... 9

Item  3.   Quantitative and Qualitative Disclosure about Market Risk*       N/A

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 10

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
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

Item 5.   OTHER INFORMATION..................................................17

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................17

SIGNATURE PAGE...............................................................18





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                               ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                     STATEMENTS OF FINANCIAL POSITION


                                                                       March 31,            December 31,
                                                                          2000                  1999
                                                                    -----------------     -----------------
                                                                    -----------------     -----------------
                                                                      (Unaudited)
($ in thousands, except par value data)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $1,999,892 and $1,858,216)                         $ 2,114,350           $ 1,912,545
   Mortgage loans                                                            195,917               166,997
   Policy loans                                                               31,355                31,109
   Short-term                                                                  4,326                46,037
                                                                         -----------          ------------
         Total investments                                                 2,345,948             2,156,688

Cash                                                                           1,681                 1,135
Deferred policy acquisition costs                                            118,332               106,932
Accrued investment income                                                     23,674                25,712
Reinsurance recoverables                                                       1,852                 1,949
Other assets                                                                  11,795                 7,803
Separate Accounts                                                            481,167               443,705
                                                                        ------------          ------------
         Total assets                                                   $  2,984,449          $  2,743,924
                                                                        ============          ============

Liabilities
Reserve for life-contingent contract benefits                           $  1,179,756          $  1,098,016
Contractholder funds                                                         949,715               839,157
Current income taxes payable                                                  11,362                10,132
Deferred income taxes                                                          9,485                 3,077
Other liabilities and accrued expenses                                        31,097                41,218
Payable to affiliates, net                                                     2,959                 4,731
Separate Accounts                                                            481,167               443,705
                                                                        ------------          ------------
         Total liabilities                                                 2,665,541             2,440,036
                                                                        ------------          ------------

Commitments and Contingent Liabilities (Note 3)

Shareholder's equity
Common stock, $25 par value, 100,000 shares
      authorized, issued and outstanding                                       2,500                 2,500
Additional capital paid-in                                                    45,787                45,787
Retained income                                                              231,722               225,367

Accumulated other comprehensive income:
    Unrealized net capital gains                                              38,899                30,234
                                                                        ------------          ------------
         Total accumulated other comprehensive income                         38,899                30,234
                                                                        ------------          ------------
         Total shareholder's equity                                          318,908               303,888
                                                                        ------------          ------------
         Total liabilities and shareholder's equity                     $  2,984,449          $  2,743,924
                                                                        ============          ============

See notes to financial statements.

                             ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                      STATEMENTS OF OPERATIONS



                                                                        Three Months Ended
                                                                             March 31,
                                                              ----------------------------------------
                                                              ----------------------------------------
($ in thousands)                                                    2000                  1999
                                                              ------------------    ------------------
                                                              ----------------------------------------
                                                                            (Unaudited)
Revenues
Premiums (net of reinsurance ceded
   of $1,370 and $1,164 )                                              $ 27,580              $ 22,044
Contract charges                                                         10,822                 9,207
Net investment income                                                    40,566                35,560
Realized capital gains and losses                                          (700)                  353
                                                                       --------              --------
                                                                         78,268                67,164
                                                                       --------              --------

Costs and expenses
Contract benefits (net of reinsurance recoveries
   of $373 and $569)                                                     59,520                48,480
Amortization of deferred policy acquisition costs                         2,533                 2,179
Operating costs and expenses                                              6,500                 6,141
                                                                       --------              --------
                                                                         68,553                56,800
                                                                       --------              --------

Income from operations
   before income tax expense                                              9,715                10,364
Income tax expense                                                        3,360                 3,679
                                                                       --------              --------

Net income                                                             $  6,355              $  6,685
                                                                       ========              ========











See notes to financial statements.

                             ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                      STATEMENTS OF CASH FLOWS



                                                                        Three Months Ended
                                                                             March 31,
                                                              ----------------------------------------
                                                              ----------------------------------------
($ in thousands)                                                    2000                  1999
                                                              ------------------    ------------------
                                                              ----------------------------------------
                                                                            (Unaudited)
Cash flows from operating activities
Net income                                                            $   6,355            $    6,685
Adjustments to reconcile net income to net cash
    provided by operating activities
       Amortization and other non-cash items                             (9,940)               (9,127)
       Realized capital gains and losses                                    700                  (353)
       Interest credited to contractholder funds                          8,043                13,289
       Changes in:
           Life-contingent contract benefits and
               contractholder funds                                      25,538                11,935
           Deferred policy acquisition costs                            (11,400)               (2,770)
           Income taxes payable                                           2,972                 3,291
           Other operating assets and liabilities                       (15,209)                5,860
                                                                      ---------             ---------
               Net cash provided by operating activities                  7,059                28,810
                                                                      ---------             ---------

Cash flows from investing activities
Proceeds from sales of fixed income securities                           58,539                12,436
Investment collections
       Fixed income securities                                           11,999                14,263
       Mortgage loans                                                     1,233                 1,018
Investment purchases
       Fixed income securities                                         (203,844)             (117,658)
       Mortgage loans                                                   (30,482)              (16,870)
Change in short-term investments, net                                    44,369                54,740
Change in policy loans, net                                                (246)                 (365)
                                                                      ---------             ---------
               Net cash used in investing activities                   (118,432)              (52,436)
                                                                      ---------             ---------

Cash flows from financing activities
Contractholder fund deposits                                            135,784                35,571
Contractholder fund withdrawals                                         (23,865)              (14,476)
                                                                      ---------             ---------
               Net cash provided by financing activities                111,919                21,095
                                                                      ---------             ---------

Net increase (decrease) in cash                                             546                (2,531)
Cash at the beginning of period                                           1,135                 3,117
                                                                      ---------             ---------
Cash at end of period                                                 $   1,681             $     586
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

        The financial statements and notes as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform with the 2000 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

2.      Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:


   ($ in thousands)                                      2000                                    1999
                                         -------------------------------------------------------------------------------

                                                                     After-                                  After-
                                            Pretax        Tax          tax         Pretax         Tax          tax
   Unrealized capital gains and
       and losses:
   ---------------------------------------

   Unrealized holding gains
       (losses) arising during
       the period                        $   12,565  $    (4,397) $     8,168   $  (40,237)  $    14,083  $   (26,154)
   Less:  reclassification adjustments         (765)         268         (497)         354          (124)         230
                                         ----------  -----------  -----------   ----------   -----------  -----------
   Other comprehensive income
      (loss)                             $  13,330   $    (4,665)        8,665  $  (40,591)  $    14,207     (26,384)
                                         ==========  ===========                ==========   ===========

   Net income                                                            6,355                                  6,685
                                                                  ------------                            -----------

   Comprehensive income (loss)                                    $     15,020                            $   (19,699)
                                                                  ============                            ===========


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



3.     Commitments and Contingent Liabilities

       Regulation and legal proceedings
       The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulations, controls on medical care costs, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company
("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a broad line of life insurance and savings products in the state of New York through a combination of exclusive agencies, securities firms, banks, specialized brokers and direct response marketing. Life insurance consists of traditional products, including term and whole life, interest-sensitive life and immediate annuities with life contingencies. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted and variable annuities. Group pension savings products include immediate annuities also referred to as retirement annuities.

     The Company has identified itself as a single segment entity.

Financial Highlights
($ in thousands)
                                                                              Three Months
                                                                             Ended March 31,
                                                               ------------------------------------------
                                                                       2000                   1999
                                                               -------------------    -------------------

Statutory premiums and deposits                                $       194,149        $        62,922
                                                               ===============        ===============

Investments                                                    $     2,345,948        $     2,153,988
Separate Account assets                                                481,167                374,545
                                                               ---------------        ---------------
Investments, including Separate Account assets                 $     2,827,115        $     2,528,533
                                                               ===============        ===============

GAAP Premiums                                                  $        27,580        $        22,044
Contract charges                                                        10,822                  9,207
Net investment income                                                   40,566                 35,560
Contract benefits                                                       59,520                 48,480
Operating costs and expenses                                             9,033                  8,320
                                                               ---------------        ---------------
Operating income before tax                                             10,415                 10,011
Income tax expense                                                       3,618                  3,556
                                                               ---------------        ---------------
Operating income (1)                                                     6,797                  6,455
Realized capital gains and losses, net of tax                             (442)                   230
                                                               ---------------        ---------------
Net income                                                     $         6,355        $         6,685
                                                               ===============        ===============


(1) The supplemental operating information presented above allows for a more complete analysis of results of operations. The net effects of gains and losses have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any GAAP measure of performance. Our method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Statutory premiums and deposits

       Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends. Statutory premiums and deposits increased $131.2 million or 208.6% for the first quarter of 2000 compared with the same period last year. The increase was primarily due to higher fixed and variable annuity sales. The increase in fixed annuity sales was primarily due to new distribution outlets in the banking distribution channel. Increases in variable annuities were primarily driven by sales from the new Putnam Allstate Advisor variable annuity product which was launched in New York in January 2000.

GAAP premiums and contract charges

       Under generally accepted accounting principles ("GAAP"), premiums represent revenue generated from traditional life products with significant mortality risks. Revenues for interest-sensitive life insurance and fixed and variable annuity contracts, for which deposits are treated as liabilities, are reflected as contract charges. Immediate annuities may be purchased with a life contingency whereby mortality risk is a significant factor. For this reason the GAAP revenues generated on these contracts are recognized as premiums. Total premiums increased $5.5 million to $27.6 million for the first quarter of 2000 compared with the same period last year due to higher sales of immediate annuities with life contingencies.

       Contract charges increased 17.5% to $10.8 million in the first three months of 2000 compared with the same period last year. The increase was primarily due to higher interest-sensitive life contract charges which were the result of growth in interest-sensitive life policies in force.

Net investment income

       Pretax net investment income for the three month period ended March 31, 2000 increased 14.1% to $40.6 million due to higher investment balances. Investments at March 31, 2000, excluding Separate Accounts and unrealized gains on fixed income securities, grew 16.1% from the same period last year.

Operating income

         Operating income increased 5.3% to $6.8 million during the first three months of 2000 compared to the same period last year. Increases in premiums, net investment income and contract charges were partially offset by higher contract benefits and expenses as well as less favorable mortality experience.

Realized capital gains and losses

        Realized capital losses, after-tax, were $442 thousand for the first quarter of 2000 compared to realized capital gains, after-tax, of $230 thousand for the first quarter of 1999. Realized capital losses were generated primarily from the sale of publicly-traded corporate securities.

                   Allstate Life Insurance Company of New York
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Investments

       The composition of the investment portfolio at March 31, 2000 is presented in the table below:

                                                                     Percent
($ in thousands)                                                     to total
                                                                     --------

Fixed income securities (1)           $        2,114,350                90.1%
Mortgage loans                                   195,917                 8.4
Policy loans                                      31,355                 1.3
Short-term                                         4,326                  .2
                                      ------------------             -------

    Total                             $        2,345,948               100.0%
                                      ==================             =======


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $1,999,892 at March 31, 2000.

       Total investments were $2.35 billion at March 31, 2000 compared to $2.16 billion at December 31, 1999. The increase was due to positive cash flows generated from operations and increases in unrealized gains on fixed income securities. At March 31, 2000, unrealized capital gains on the fixed income securities portfolio were $114.5 million compared to $54.3 million at December 31, 1999.

       At March 31, 2000, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

Separate Accounts

       Separate Accounts assets and liabilities increased 8.4% to $481.2 million at March 31, 2000. The increases were primarily attributable to sales of variable annuity contracts.

Liquidity and Capital Resources

       The Company's principal sources of funds are collections of principal, interest and dividends from the investment portfolio and the receipt of premiums and deposits. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and operating costs.

       The maturity structure of the Company's fixed income securities, which represent 90.1% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrenders and withdrawals were $18.9 million for the first quarter of 2000 compared with $11.3 million for the same period last year. As the Company's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase. Management believes its assets are sufficiently liquid to meet future obligations to its life and annuity contractholders under various interest rate scenarios.

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

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May, 2000.



                           ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                           -------------------------------------------
                                  (Registrant)






/s/ THOMAS J. WILSON, II            PRESIDENT
------------------------            (Principal Executive Officer)
 THOMAS J. WILSON, II



/s/ SAMUEL H. PILCH                  CONTROLLER
------------------------             (Chief Accounting Officer)
 SAMUEL H. PILCH

Exhibit Index

Exhibit No.              Exhibit


(27)                Financial Data Schedule