Form 10-Q
period 2000-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2000-08-14
CIK 839759

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

                 For the quarterly period ended: June 30, 2000

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 2000; there were 100,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            June 30, 2000(Unaudited) and December 31, 1999.................. 3

            Statements of Operations
            Three Months Ended June 30, 2000 and and June 30, 1999 and
            Six Months Ended June 30, 2000 and June 30, 1999 (Unaudited).... 4

            Statements of Cash Flows
            Six Months Ended June 30, 2000 and
                  June 30, 1999 (Unaudited)................................. 5

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

SIGNATURE PAGE...............................................................18





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION


                                                                        June 30,            December 31,
                                                                          2000                  1999
                                                                    -----------------     -----------------
                                                                    -----------------     -----------------
                                                                      (Unaudited)

($ in thousands, except par value data)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $2,082,876 and $1,858,216)                         $ 2,165,497           $ 1,912,545
   Mortgage loans                                                            191,055               166,997
   Policy loans                                                               31,521                31,109
   Short-term                                                                 12,360                46,037
                                                                             -------               ------
         Total investments                                                 2,400,433             2,156,688

Cash                                                                           2,724                 1,135
Deferred policy acquisition costs                                            128,968               106,932
Accrued investment income                                                     26,936                25,712
Reinsurance recoverables, net                                                  1,530                 1,949
Other assets                                                                   9,398                 7,803
Separate Accounts                                                            497,624               443,705
                                                                            --------              --------
         Total assets                                                    $ 3,067,613           $ 2,743,924
                                                                         ===========          ===========

Liabilities
Reserve for life-contingent contract benefits                            $ 1,189,803           $ 1,098,016
Contractholder funds                                                       1,016,504               839,157
Current income taxes payable                                                  12,980                10,132
Deferred income taxes                                                          2,666                 3,077
Other liabilities and accrued expenses                                        35,533                41,218
Payable to affiliates, net                                                     2,056                 4,731
Separate Accounts                                                            497,624               443,705
                                                                            --------              --------
         Total liabilities                                                 2,757,166             2,440,036
                                                                           ---------             ---------

Commitments and Contingent Liabilities (Note 3)

Shareholder's equity
Common stock, $25 par value, 100,000 shares
      authorized, issued and outstanding                                       2,500                 2,500
Additional capital paid-in                                                    45,787                45,787
Retained income                                                              241,207               225,367

Accumulated other comprehensive income:
    Unrealized net capital gains                                              20,953                30,234
                                                                              ------                ------
         Total accumulated other comprehensive income                         20,953                30,234
                                                                              ------                ------
         Total shareholder's equity                                          310,447               303,888
                                                                             -------               -------
         Total liabilities and shareholder's equity                      $ 3,067,613           $ 2,743,924
                                                                         ===========           ===========

               See notes to financial statements.




               PART I. FINANCIAL INFORMATION
               ITEM 1. FINANCIAL STATEMENTS
                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                 STATEMENTS OF OPERATIONS



                                                           Three Months Ended                         Six Months Ended
                                                                June 30,                                  June 30,
                                                     ----------------------------------     -------------------------------------
                                                     ----------------------------------     -------------------------------------
($ in thousands)                                        2000                1999                  2000                1999
                                                     ---------------  -----------------     -----------------   -----------------
                                                     ----------------------------------     -------------------------------------
                                                                   (Unaudited)                               (Unaudited)

Revenues
Premiums                                                   $ 14,852            $ 9,521              $ 42,432            $ 31,565
Contract charges                                             10,318              9,813                21,140              19,020
Net investment income                                        43,924             36,447                84,490              72,007
Realized capital losses                                      (2,211)            (1,101)               (2,911)               (748)
                                                           --------            -------              --------            --------
                                                             66,883             54,680               145,151             121,844
                                                           --------            -------              --------            --------

Costs and expenses
Contract benefits                                            45,680             37,733               105,200              86,213
Amortization of deferred policy acquisition costs             2,942              2,647                 5,475               4,826
Operating costs and expenses                                  4,306              5,201                10,806              11,342
                                                           --------             ------              --------            --------
                                                             52,928             45,581               121,481             102,381
                                                           --------            -------              --------            --------

Income from operations
   before income tax expense                                 13,955              9,099                23,670              19,463
Income tax expense                                            4,470              3,234                 7,830               6,913
                                                           --------             ------              --------            --------

Net income                                                 $  9,485            $ 5,865              $ 15,840            $ 12,550
                                                           ========            =======              ========            ========





            See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                            STATEMENTS OF CASH FLOWS


                                                                         Six Months Ended
                                                                             June 30,

                                                              ----------------------------------------
                                                              ----------------------------------------
($ in thousands)                                                    2000                  1999
                                                              ------------------    ------------------
                                                              ----------------------------------------
                                                                            (Unaudited)

Cash flows from operating activities
Net income                                                             $ 15,840              $ 12,550
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization and other non-cash items                            (21,223)              (18,264)
       Realized capital gains and losses                                  2,911                   748
       Interest credited to contractholder funds                         20,162                15,107
       Changes in:
           Life-contingent contract benefits and
               contractholder funds                                      31,741                22,241
           Deferred policy acquisition costs                            (22,036)               (6,023)
           Income taxes payable                                           2,848                 6,219
           Other operating assets and liabilities                        (2,111)                  (69)
                                                                       --------              --------
               Net cash provided by operating activities                 28,132                32,509
                                                                       --------              --------

Cash flows from investing activities
Proceeds from sales of fixed income securities                           94,583                65,333
Investment collections
       Fixed income securities                                           21,727                 6,259
       Mortgage loans                                                     6,179                 3,742
Investment purchases
       Fixed income securities                                         (324,537)             (173,670)
       Mortgage loans                                                   (30,333)              (21,803)
Change in short-term investments, net                                    31,589                39,549
Change in policy loans, net                                                (412)                 (772)
                                                                       --------              --------
               Net cash used in investing activities                   (201,204)              (81,362)
                                                                       --------              --------

Cash flows from financing activities
Contractholder fund deposits                                            235,462                76,906
Contractholder fund withdrawals                                         (60,801)              (30,470)
                                                                       --------              --------
               Net cash provided by financing activities                174,661                46,436
                                                                       --------              --------

Net increase (decrease) in cash                                           1,589                (2,417)
Cash at the beginning of period                                           1,135                 3,117
                                                                       --------              --------
Cash at end of period                                                  $  2,724              $    700
                                                                       ========              ========

            See notes to financial statements.



                                       5

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999

1.   Basis of Presentation

          The accompanying financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

          The financial statements and notes as of June 30, 2000, and for the six month periods ended June 30, 2000 and 1999, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.  Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                  Three Months Ended June 30,
   ($ in thousands)                                        2000                                  1999
                                            ------------------------------------ --------------------------------------
                                                                      After-                                After-
                                               Pretax       Tax        tax          Pretax       Tax          tax
                                            ---------------------------------------------------------------------------
   Unrealized capital gains and losses:
     Unrealized   holding   gains   (losses)
   arising during the period                  $ (29,731)    $10,406  $ (19,325)    $ (11,605)    $ 4,061     $ (7,544)
     Less:  reclassification adjustments         (2,122)        743    ( 1,379)       (1,087)        380         (707)
                                              ---------     -------  ---------     ---------     -------     --------
    Other comprehensive income (loss)         $ (27,609)    $ 9,663    (17,946)    $ (10,518)    $ 3,681       (6,837)
                                              =========     =======                =========     =======
   Net income                                                            9,485                                  5,865
                                                                     ---------                               --------
   Comprehensive income (loss)                                       $  (8,461)                              $   (972)
                                                                     =========                               ========


                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999


2.       Comprehensive Income (continued)


                                                                    Six Months Ended June 30,
   ($ in thousands)                                        2000                                   1999
                                            ------------------------------------ ---------------------------------------
                                                                     After-                                  After-
                                               Pretax      Tax         tax          Pretax        Tax          tax
                                            ----------------------------------------------------------------------------
   Unrealized capital gains and losses:

     Unrealized   holding   gains   (losses)
   arising during the period                   $(17,036)   $ 5,963    $(11,073)     $ (51,842)   $ 18,145    $ (33,697)
     Less:  reclassification adjustments         (2,757)       965      (1,792)          (733)        257         (476)
                                               --------    -------    --------      ---------    --------    ---------
   Other comprehensive income (loss)           $(14,279)   $ 4,998      (9,281)     $ (51,109)   $ 17,888      (33,221)
                                               ========    =======                  =========    ========
   Net income                                                           15,840                                  12,550
                                                                      --------                               ---------

   Comprehensive income (loss)                                        $  6,559                               $ (20,671)
                                                                      ========                               =========

3.   Regulation and Legal Proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          In the normal course of its business, the Company is involved in pending and threatened litigation and regulatory actions in which claims for monetary damages are asserted. At this time, based on their present status, it is in the opinion of management, that the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999




 4.   Reinsurance

          The Company has reinsurance agreements with ALIC in order to limit aggregate and single exposure on large risks. A portion of the Company's premiums, policy benefits and certain costs and expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

          The following amounts were ceded to ALIC under reinsurance agreements.


                                                    Three months ended                    Six months ended
                                                         June 30,                             June 30,
                                               ------------------------------     ----------------------------------
       ($ in thousands)                             2000            1999               2000              1999
                                                ---------------- -------------     ---------------- -----------------

       Premiums                                     $ 1,015         $ 793              $ 2,164           $ 1,745
       Contract benefits                                179            37                  403                67
       Certain costs and expenses                         1             -                    2                 -


           The Company also purchases reinsurance from non-affiliates. The following table summarizes amounts that were ceded to third parties under reinsurance agreements.

                                                    Three months ended                    Six months ended
                                                          June 30,                             June 30,
                                               ------------------------------     ----------------------------------
       ($ in thousands)                             2000            1999               2000              1999
                                               ---------------- -------------     ---------------- -----------------

       Premiums                                       $ 227         $ 210                $ 448             $ 422
       Contract benefits                               (296)           72                 (147)              612
       Certain costs and expenses                        36            34                   70                95


                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                         ENDED JUNE 30, 2000 AND 1999

          The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1 and Part II. Items 7 and 8 of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 1999.

          The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets life insurance and savings products in the state of New York through a combination of exclusive agencies, securities firms, banks, specialized brokers and direct response marketing. Life insurance products consist of traditional products, including term and whole life, interest-sensitive life and immediate annuities with life contingencies. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted and variable annuities.

          The Company has identified itself as a single segment entity.

          The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholder's claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999



Financial Highlights


                                                                 Three months Ended                        Six months Ended
                                                                      June 30,                                 June 30,
                                                       --------------------------------------    ---------------------------------
($ in thousands)                                              2000                 1999               2000              1999
                                                       ------------------    ----------------    --------------    ---------------

Statutory premiums and deposits                              $   156,376         $    64,084       $   350,525        $   127,006
                                                             ===========         ===========       ===========        ===========

Investments                                                  $ 2,400,433         $ 2,129,120       $ 2,400,433        $ 2,129,120
Separate Account assets                                          497,624             402,137           497,624            402,137
                                                             -----------         -----------       -----------        -----------
Investments, including Separate Account assets               $ 2,898,057         $ 2,531,257       $ 2,898,057        $ 2,531,257
                                                             ===========         ===========       ===========        ===========

GAAP Premiums                                                $    14,852         $     9,521       $    42,432        $    31,565
Contract charges                                                  10,318               9,813            21,140             19,020
Net investment income                                             43,924              36,447            84,490             72,007
Contract benefits                                                 45,680              37,733           105,200             86,213
Amortization and Operating costs and expenses                      7,248               7,848            16,281             16,168
                                                             -----------         -----------       -----------        -----------
Operating income before tax                                       16,166              10,200            26,581             20,211
Income tax expense                                                 5,244               3,619             8,849              7,175
                                                             -----------         -----------       -----------        -----------
Operating income (1)                                              10,922               6,581            17,732             13,036
Realized capital losses, net of tax                               (1,437)               (716)           (1,892)              (486)
                                                             -----------         -----------       -----------        -----------
Net income                                                   $     9,485         $     5,865       $    15,840        $    12,550
                                                             ===========         ===========       ===========        ===========


[FN]

          (1) The supplemental operating information presented above allows for a more complete analysis of results of operations. The net effects of realized capital gains and losses have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any GAAP measure of performance. Our method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.


                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    FOR THE THREE MONTH AND SIX MONTH PERIODS

                          ENDED JUNE 30, 2000 AND 1999

Statutory premiums and deposits

     Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends. The following table summarizes statutory premiums and deposits by product line.


                                                              Three months Ended                        Six months Ended
                                                                   June 30,                                 June 30,
                                                    ---------------------------------------    ------------------------------
   ($ in thousands)                                        2000                  1999              2000             1999
                                                    -------------------    ----------------    -------------    -------------

   Life Products
        Interest-sensitive                                   $  12,801            $ 12,227         $ 26,208         $ 24,355
        Traditional                                              4,891               4,151            8,099            7,386
        Other                                                    1,769               1,433            3,488            2,772
                                                             ---------            --------         --------         --------
        Total life products                                  $  19,461            $ 17,811         $ 37,795         $ 34,513
                                                             ---------            --------         --------         --------
   Annuity Products
        Fixed                                                $  56,483            $ 28,123         $179,307         $ 65,458
        Variable                                                80,432              18,151          133,423           27,035
                                                             ---------            --------         --------         --------

   Total                                                     $ 156,376            $ 64,085         $350,525         $127,006
                                                             =========            ========         ========         ========


     Statutory premiums and deposits increased $92.3 million or 144.0% for the second quarter of 2000 compared with the same period last year, and $223.5 million or 176.0% for the first six months of 2000 compared with the same period last year. The increases were primarily due to higher variable and fixed annuity sales. Increases in variable annuities were primarily driven by $87.6 million of sales from the new Putnam Allstate Advisor variable annuity product that was launched in New York in January 2000. The increase in fixed annuity sales was primarily due to new distribution outlets in the banking distribution channel.

GAAP premiums and contract charges

     Under accounting principles generally accepted in the United States of America ("GAAP"), premiums represent revenue generated from traditional life products with significant mortality risks. Revenues for interest-sensitive life insurance and fixed and variable annuity contracts, for which deposits are treated as liabilities, are reflected as contract charges. Immediate annuities may be purchased with a life contingency whereby mortality risk is a significant factor. For this reason the GAAP revenues generated on these contracts are recognized as premiums. The following table summarizes GAAP premiums and contract charges.


                                                                  Three Months Ended                       Six Months Ended
                                                                       June 30,                                June 30,
                                                          -----------------------------------     ------------------------------
  ($ in thousands)                                             2000                1999               2000             1999
                                                          ---------------     ---------------     ------------    --------------

  Premiums
       Traditional life                                         $  4,891             $  4,151         $  8,099          $  7,386
       Immediate annuities with life contingencies                 8,197                3,953           30,840            21,243
       Other                                                       1,764                1,417            3,493             2,936
                                                                --------             --------         --------          --------
            Total premiums                                      $ 14,852             $  9,521         $ 42,432          $ 31,565
                                                                --------             --------         --------          --------

  Contract charges
       Interest-sensitive life                                  $  7,757             $  7,307         $ 15,816          $ 14,774
       Variable annuities                                          2,041                1,939            4,062             3,331
       Other                                                         520                  567            1,262               915
                                                                --------             --------         --------          --------
            Total contract charges                              $ 10,318             $  9,813         $ 21,140          $ 19,020
                                                                --------             --------         --------          --------
            Total premiums and contract charges                 $ 25,170             $ 19,334         $ 63,572          $ 50,585
                                                                ========             ========         ========          ========


     Total premiums for the three month and six month period ended June 30, 2000 increased 56.0% to $14.9 million and 34.4% to $42.4 million, respectively, compared with the same periods last year due to higher sales of immediate annuities with life contingencies.

     Contract charges for the three month and six month periods ended June 30, 2000 increased 5.2% to $10.3 million and 11.2% to $21.1 million, respectively, compared with the same period last year. The increases in both periods were primarily due to higher interest-sensitive life contract charges which were the result of growth in interest-sensitive life policies in force, increased charges on immediate annuities without life contingencies due to higher sales, and increased variable annuity deposits.

Operating income

     Operating income for the three month and six month periods ended June 30, 2000 increased 66.0% to $10.9 million and 36.0% to $17.7 million, respectively, compared with the same period last year. Increases in net investment income, premiums, and contract charges were partially offset by higher contract benefits.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999



Net investment income

     Net investment income for the three month and six month periods ended June 30, 2000 increased 20.5% to $43.9 million and 17.3% to $84.5 million, respectively, compared with the same period last year due to higher investment balances resulting from increased sales in both periods.

Realized capital gains and losses

     Realized capital losses, after-tax, were $1.4 million for the second quarter of 2000 compared to $716 thousand for the second quarter of 1999. Realized capital losses, after tax, were $1.9 million for the six months ended June 30, 2000 compared to $486 thousand for the same period last year. Period to period fluctuations in realized capital losses are largely the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

Investments

       The composition of the investment portfolio at June 30, 2000 is presented in the table below:

                                                                 Percent
($ in thousands)                                                 to total
                                                                 --------

Fixed income securities (1)                   $2,165,497            90.2
Mortgage loans                                   191,055             8.0
Policy loans                                      31,521             1.3
Short-term                                        12,360             0.5
                                                --------         -------

    Total                                     $2,400,433           100.0%
                                              ==========         =======


[FN]

          (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $2,082,876 at June 30, 2000.


     Total investments were $2.4 billion at June 30, 2000 compared to $2.16 billion at December 31, 1999. The increase was due to positive cash flows generated from operations and increases in unrealized gains on fixed income securities. At June 30, 2000, unrealized capital gains on the fixed income securities portfolio were $82.6 million compared to $54.3 million at December 31, 1999.

     At June 30, 2000, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, A, Aa, Baa or a comparable Company internal rating.

Separate Accounts

     Separate Accounts assets and liabilities increased 12.2% to $497.6 million at June 30, 2000 from the December 31, 1999 balance. The increases were primarily attributable to sales of variable annuity contracts partially offset by surrenders and withdrawals.

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999


Liquidity and Capital Resources

     The Company's principal sources of funds are the receipt of premiums and deposits, collections of principal, interest and dividends from the investment portfolio. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and operating costs.

     The maturity structure of the Company's fixed income securities, which represent 90.2% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrenders and withdrawals for the three month and six month periods ended June 30, 2000 were $34.9 million and $44.4 million compared with $23.3 million and $25.4 million for the same periods last year. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

Pending Accounting Standards

     In June 1999, the Financial Accounting Standards Board delayed the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. This statement requires that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Additionally, the change in fair value of a derivative that is not effective as a hedge will be immediately recognized in earnings. The delay was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. As such, the Company expects to adopt the provisions of SFAS No. 133 and SFAS 138 as of January 1, 2001. The impact of these statements is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133 as amended, the impact at adoption is not expected to be material to the results of operations or financial position of the Company.

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999

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

Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in our forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income and product sales. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and therefore decrease sales or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and maturing and called investments in new investments that could be yielding less than the portfolio's average rate. Additionally, the impact of decreasing Separate Account balances resulting from fluctuating market conditions could cause contract charges realized by the Company to decrease.


o In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company adjusts the effective duration of the assets and liabilities of the investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength or claims-paying ability ratings. These restrictions affect the Company's ability to use its capital.

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including segregation by the industry generally of reinsurance exposure into separate legal entities.

o The Company distributes some of its products under agreements with other financial services entities. Termination of such agreements due to changes in control of these non-affiliated entities could have a detrimental effect on the Company's sales. This risk may be increased due to the recent enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2000 AND 1999


o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

o Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products.

o The adoptions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is not expected to be material to the results of operations of the Company. However, the impact is dependent upon market conditions and our holdings existing at the date of adoption, which for the Company will be January 1, 2001.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and may generally be expected to have an effect on an insurance company's business. On an ongoing basis, rating organizations review the financial performance and condition of insurers. Downgrades in one or more of the ratings of the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

(4)  None

(10) None

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

(27) Financial Data Schedule


 (b) Reports on 8-K

     No reports on Form 8-K were filed during the second quarter of 2000.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2000.



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