Form 10-Q
period 2000-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2000-11-14
CIK 839759

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

                 For the quarterly period ended: September 30, 2000

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 2000; there were 100,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

          Statements of Operations
          Three Months Ended September 30, 2000 and
          September 30, 1999 (Unaudited)
          Nine Months Ended September  30,  2000 and
          September 30, 1999 (Unaudited).................................... 3

          Statements of Financial  Position
          September 30,  2000 (Unaudited)
          and December 31, 1999............................................. 4

          Statements  of Cash Flows
          Nine Months  Ended September 30, 2000 and September 30,
          1999 (Unaudited)..................................................

          Notes to Financial Statements..................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 10

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................18

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................18

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................18

SIGNATURE PAGE...............................................................19





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS



                                                                  Three Months Ended                        Nine Months Ended
                                                                    September 30,                              September 30
                                                         -----------------------------------    ---------------------------------
                                                         -----------------------------------    ---------------------------------
($ in thousands)                                               2000                1999            2000                1999
                                                         ------------------  ---------------    -------------   -----------------
                                                                     (Unaudited)                               (Unaudited)
Revenues
Premiums                                                     $   25,321           $ 16,835         $ 67,753            $ 48,400
Contract charges                                                 10,410              9,607           31,550              28,627
Net investment income                                            45,201             37,771          129,691             109,778
Realized capital gains and losses                                   387               (812)          (2,524)             (1,560)
                                                             ----------           --------         --------            --------
                                                                 81,319             63,401          226,470             185,245
                                                             ----------           --------         --------            --------

Costs and expenses
Contract benefits                                                57,321             47,347          162,521             133,560
Amortization of deferred policy acquisition costs                 4,585              2,352           10,060               7,178
Operating costs and expenses                                      6,417              5,068           17,223              16,410
                                                             ----------           --------         --------            --------
                                                                 68,323             54,767          189,804             157,148
                                                             ----------           --------         --------            --------

Income from operations
   before income tax expense                                     12,996              8,634           36,666              28,097
Income tax expense                                                4,698              3,071           12,528               9,984
                                                             ----------            -------         --------            --------

Net income                                                   $    8,298            $ 5,563         $ 24,138            $ 18,113
                                                             ==========            =======         ========            ========







                       See notes to financial statements.

                               ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                     STATEMENTS OF FINANCIAL POSITION


                                                                     September 30,          December 31,
                                                                          2000                  1999
                                                                    -----------------     -----------------
                                                                    -----------------     -----------------
                                                                      (Unaudited)
($ in thousands, except par value data)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $2,149,376 and $1,858,216)                         $ 2,266,596           $ 1,912,545
   Mortgage loans                                                            196,675               166,997
   Policy loans                                                               31,605                31,109
   Short-term                                                                100,819                46,037
                                                                         -----------            ----------
         Total investments                                                 2,595,695             2,156,688

Cash                                                                           5,904                 1,135
Deferred policy acquisition costs                                            127,183               106,932
Accrued investment income                                                     26,582                25,712
Reinsurance recoverables, net                                                  1,199                 1,949
Other assets                                                                   8,137                 7,803
Separate Accounts                                                            556,048               443,705
                                                                         -----------           -----------
         Total assets                                                    $ 3,320,748           $ 2,743,924
                                                                         ===========           ===========

Liabilities
Reserve for life-contingent contract benefits                            $ 1,211,789           $ 1,098,016
Contractholder funds                                                       1,060,777               839,157
Current income taxes payable                                                  18,134                10,132
Deferred income taxes                                                         13,838                 3,077
Other liabilities and accrued expenses                                       117,923                41,218
Payable to affiliates, net                                                     1,248                 4,731
Separate Accounts                                                            556,048               443,705
                                                                         -----------           -----------
         Total liabilities                                                 2,979,757             2,440,036
                                                                         -----------           -----------

Commitments and Contingent Liabilities (Note 3)

Shareholder's equity
Common stock, $25 par value, 100,000 shares
      authorized, issued and outstanding                                       2,500                 2,500
Additional capital paid-in                                                    45,787                45,787
Retained income                                                              249,505               225,367
Accumulated other comprehensive income:
    Unrealized net capital gains                                              43,199                30,234
                                                                         -----------           -----------
         Total accumulated other comprehensive income                         43,199                30,234
                                                                         -----------           -----------
         Total shareholder's equity                                          340,991               303,888
                                                                         -----------           -----------
         Total liabilities and shareholder's equity                      $ 3,320,748           $ 2,743,924
                                                                         ===========           ===========

                       See notes to financial statements.

                             ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                      STATEMENTS OF CASH FLOWS



                                                                         Nine Months Ended
                                                                           September 30,
                                                              ----------------------------------------
                                                              ----------------------------------------
($ in thousands)                                                    2000                  1999
                                                              ------------------    ------------------
                                                              ----------------------------------------
                                                                            (Unaudited)
Cash flows from operating activities
Net income                                                           $   24,138            $   18,113
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization and other non-cash items                            (32,119)              (28,229)
       Realized capital gains and losses                                  2,524                 1,560
       Interest credited to contractholder funds                         35,897                22,805
       Changes in:
           Life-contingent contract benefits and
               contractholder funds                                      46,372                34,045
           Deferred policy acquisition costs                            (21,763)               (9,169)
           Income taxes payable                                          11,781                 8,929
           Other operating assets and liabilities                        (7,990)              (10,829)
                                                                      ---------             ---------
               Net cash provided by operating activities                 58,840                37,225
                                                                      ---------             ---------

Cash flows from investing activities
Proceeds from sales of fixed income securities                          116,102               141,505
Investment collections
       Fixed income securities                                           35,058                14,685
       Mortgage loans                                                    12,153                 6,264
Investment purchases
       Fixed income securities                                         (408,307)             (291,312)
       Mortgage loans                                                   (41,729)              (26,730)
Change in short-term investments, net                                    21,455                50,722
Change in policy loans, net                                                (496)                 (941)
                                                                      ---------             ---------
               Net cash used in investing activities                   (265,764)             (105,807)
                                                                      ---------             ---------

Cash flows from financing activities
Contractholder fund deposits                                            321,818               115,288
Contractholder fund withdrawals                                        (110,125)              (48,683)
                                                                      ---------             ---------
               Net cash provided by financing activities                211,693                66,605
                                                                      ---------             ---------

Net increase (decrease) in cash                                           4,769                (1,977)
Cash at the beginning of period                                           1,135                 3,117
                                                                      ---------             ---------
Cash at end of period                                                 $   5,904             $   1,140
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

     The financial statements and notes as of September 30, 2000, and for the three month and nine month periods ended September 30, 2000 and 1999, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

     The delay was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. As such, the Company will adopt the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001. The impact of these statements is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supercedes SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 changes the circumstances under which a secured party must recognize certain financial assets in which it has security interest. As a result, when the Company adopts the provisions of SFAS No. 140, it will cease recognizing collateral previously recognized under the guidance of SFAS No. 125. The provisions of SFAS No. 140 will be adopted effective January 1, 2001, and is not expected to have a material impact on the financial position of the Company. Financial statements for previous periods presented for comparative purposes will be restated accordingly.

                   Allstate Life Insurance Company of New York
                          Notes to Financial Statements
                                   (Unaudited)


2.   Comprehensive Income

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                  Three Months Ended September 30,
                                            ---------------------------------------------------------------------------
   ($ in thousands)                                        2000                                  1999
                                            ------------------------------------ --------------------------------------

                                                                      After-                                After-
                                               Pretax       Tax        tax          Pretax       Tax          tax
   Unrealized capital gains and losses:
     Unrealized   holding   gains   (losses)
       arising during the period              $   13,717  $ (4,801)  $    8,916    $ (15,726)     $ 5,504   $ (10,222)
     Less:  reclassification adjustments             260       (91)         169         (837)         293        (544)
                                              ----------  --------   ----------    ---------      -------   ---------
    Other comprehensive income (loss)         $   13,457  $ (4,710)       8,747    $ (14,889)     $ 5,211      (9,678)
                                              ==========  ========                 =========      =======
   Net income                                                             8,298                                 5,563
                                                                     ----------                             ---------
   Comprehensive income (loss)                                       $   17,045                             $  (4,115)
                                                                     ==========                             =========





                                                                        Nine Months Ended September 30,
                                            ----------------------------------------------------------------------------
   ($ in thousands)                                        2000                                   1999
                                            ------------------------------------  --------------------------------------

                                                                      After-                                 After-
                                               Pretax       Tax         tax         Pretax        Tax          tax

   Unrealized capital gains and losses:
     Unrealized   holding   gains   (losses)
       arising during the period              $  (3,627)    $ 1,270    $ (2,357)    $ (67,597)    $ 23,659   $ (43,938)
     Less:  reclassification adjustments         (2,805)        982      (1,823)       (1,599)         560      (1,039)
                                              ---------     -------    --------     ---------     --------   ---------
   Other comprehensive income (loss)          $    (822)    $   288        (534)    $ (65,998)    $ 23,099     (42,899)
                                              =========     =======                ==========     ========
   Net income                                                            24,138                                 18,113
                                                                       --------                              ----------

   Comprehensive income (loss)                                         $ 23,604                              $ (24,786)
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

                   Allstate Life Insurance Company of New York
                          Notes to Financial Statements
                                   (Unaudited)


4.   Reinsurance

          The Company has reinsurance agreements with ALIC in order to limit aggregate and single exposure on large risks. A portion of the Company's premiums, policy benefits and certain costs and expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

          The following amounts were ceded to ALIC under reinsurance agreements.

                                                    Three months ended                  Nine months ended
                                                       September 30,                      September 30,
                                               ------------------------------     -------------------------------
       ($ in thousands)                             2000            1999               2000            1999
                                               ---------------- -------------     --------------- ---------------

       Premiums                                     $ 1,463         $ 703             $ 3,627         $ 2,448
       Contract benefits                                 30           251                 433             318
       Certain costs and expenses                         1            --                   3              --

          The Company also purchases reinsurance from non-affiliates. The following table summarizes amounts that were ceded to third parties under reinsurance agreements.

                                                    Three months ended                  Nine months ended
                                                       September 30,                      September 30,
                                               ------------------------------     -------------------------------
       ($ in thousands)                             2000            1999               2000            1999
                                               ---------------- -------------     --------------- ---------------

       Premiums                                       $ 215         $ 206               $ 663           $ 628
       Contract benefits                                155           185                   8             797
       Certain costs and expenses                        33           104                 104             199


                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999

Financial Highlights


                                                                 Three months Ended                        Nine months Ended
                                                                    September 30,                            September 30,
                                                        -------------------------------------    ----------------------------------
($ in thousands)                                              2000                 1999               2000               1999
                                                        -----------------    ----------------    --------------    ----------------

Statutory premiums and deposits                            $   153,918          $   68,299        $  504,443         $   195,305
                                                           ===========          ==========        ==========         ===========

Investments                                                $ 2,595,695         $ 2,121,237       $ 2,595,695         $ 2,121,237
Separate Accounts assets                                       556,048             389,675           556,048             389,675
                                                           -----------         -----------       -----------         -----------
Investments, including Separate Accounts assets            $ 3,151,743         $ 2,510,912       $ 3,151,743         $ 2,510,912
                                                           ===========         ===========       ===========         ===========

GAAP Premiums                                              $    25,321         $    16,835       $    67,753         $    48,400
Contract charges                                                10,410               9,607            31,550              28,627
Net investment income                                           45,201              37,771           129,691             109,778
Contract benefits                                               57,321              47,347           162,521             133,560
Amortization and Operating costs and expenses                   10,863               7,420            27,144              23,588
                                                          ------------         -----------       -----------         -----------
Operating income before tax                                     12,748               9,446            39,329              29,657
Income tax expense                                               4,634               3,368            13,484              10,555
                                                          ------------         -----------       -----------         -----------
Operating income (1)                                             8,114               6,078            25,845              19,102
Realized capital gains and losses, net of tax                      184                (515)           (1,707)               (989)
                                                          ------------         -----------       -----------         -----------
Net income                                                $      8,298         $     5,563       $    24,138         $    18,113
                                                          ============         ===========       ===========         ===========


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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999


Statutory premiums and deposits

     Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends. The following table summarizes statutory premiums and deposits by product line.

                                                              Three months Ended                       Nine months Ended
                                                                 September 30,                           September 30,
                                                    ---------------------------------------    ------------------------------
   ($ in thousands)                                        2000                  1999              2000             1999
                                                    -------------------    ----------------    -------------    -------------
   Life Products
        Interest-sensitive                                   $  12,348            $ 12,369         $  38,556        $  36,724
        Traditional                                              4,661               4,081            12,760           11,467
        Other                                                    1,885               1,594             5,373            4,366
                                                             ---------            --------         ---------        ---------
        Total life products                                  $  18,894            $ 18,044         $  56,689        $  52,557
                                                             ---------            --------         ---------        ---------

   Annuity Products
        Fixed                                                $  57,159            $ 29,846         $ 236,466        $  95,305
        Variable                                                77,865              20,409           211,288           47,443
                                                             ---------            --------         ---------        ---------

   Total                                                     $ 153,918            $ 68,299         $ 504,443        $ 195,305
                                                             =========            ========         =========        =========



     Statutory premiums and deposits increased $85.6 million or 125.4% for the third quarter of 2000 compared with the same period last year, and $309.1 million or 158.3% for the first nine months of 2000 compared with the same period last year. The increases were primarily due to higher variable and fixed annuity sales. Increased variable annuity sales, for the first nine months of 2000, were primarily driven by $140.4 million of sales from the new Putnam Allstate Advisor variable annuity product that was launched in New York in January 2000. The large increase in fixed annuity sales resulted from new distribution outlets in the banking distribution channel.

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999


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

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                          -----------------------------------     ------------------------------
  ($ in thousands)                                             2000                1999               2000             1999
                                                          ---------------     ---------------     ------------    --------------

  Premiums
       Traditional life                                         $  4,414            $  4,081         $ 12,514          $ 11,467
       Immediate annuities with life contingencies                19,039              11,127           49,879            32,369
       Other                                                       1,868               1,627            5,360             4,564
                                                                --------            --------         --------          --------
            Total premiums                                      $ 25,321            $ 16,835         $ 67,753          $ 48,400
                                                                --------            --------         --------          --------

  Contract charges
       Interest-sensitive life                                  $  7,343            $  7,430         $ 23,159          $ 22,204
       Variable annuities                                          2,284               1,745            6,350             5,078
       Other                                                         783                 432            2,041             1,345
                                                                --------            --------         --------          --------
            Total contract charges                              $ 10,410            $  9,607         $ 31,550          $ 28,627
                                                                --------            --------         --------          --------

            Total premiums and contract charges                 $ 35,731            $ 26,442         $ 99,303          $ 77,027
                                                                ========            ========         ========          ========



     Total premiums for the three month and nine month period ended September 30, 2000 increased 50.4% to $25.3 million and 40.0% to $67.8 million, respectively, compared with the same periods last year due to higher sales of immediate annuities with life contingencies.

     Contract charges for the three month and nine month periods ended September 30, 2000 increased 8.4% to $10.4 million and 10.2% to $31.5 million, respectively, compared with the same period last year. The increase for the third quarter was due to increased variable annuity deposits and increased charges on immediate annuities without life contingencies due to higher sales. The increases for the first nine months of 2000 were primarily due to higher interest-sensitive life contract charges that were the result of growth in interest-sensitive life policies in force, increased charges on immediate annuities without life contingencies due to higher sales, and increased variable annuity deposits.

Operating income

     Operating income for the three month and nine month periods ended September 30, 2000 increased 33.5% to $8.1 million and 35.3% to $25.8 million, respectively, compared with the same period last year. These increases were due to increased net investment income, premiums, and contract charges partially offset by higher contract benefits.

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999


Net investment income

     Net investment income for the three month and nine month periods ended September 30, 2000 increased 19.7% to $45.2 million and 18.1% to $129.7 million, respectively, compared with the same period last year due to higher investment balances resulting from increased sales and increased cash flows from operations in both periods.

Realized capital gains and losses

     Realized capital gains, after-tax, were $184 thousand for the third quarter of 2000 compared to realized capital losses, after-tax, of $515 thousand for the third quarter of 1999. Realized capital losses, after tax, were $1.7 million for the nine months ended September 30, 2000 compared to $989 thousand for the same period last year. Period to period fluctuations in realized capital losses are largely the result of timing of sales, reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

Investments

     The composition of the investment portfolio at September 30, 2000 is presented in the table below:

                                                                    Percent
($ in thousands)                                                    to total
                                                                    --------

Fixed income securities (1)                     $ 2,266,596            87.3
Mortgage loans                                      196,675             7.6
Policy loans                                         31,605             1.2
Short-term                                          100,819             3.9
                                                -----------         -------

    Total                                       $ 2,595,695           100.0%
                                                ===========         =======


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $2,149,376 at September 30, 2000.

     Total investments were $2.6 billion at September 30, 2000 compared to $2.2 billion at December 31, 1999. The increase was due to positive cash flows generated from operations and increases in unrealized gains on fixed income securities. At September 30, 2000, unrealized capital gains on the fixed income securities portfolio were $117.2 million compared to $54.3 million at December 31, 1999.

     At September 30, 2000, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A, Baa or a comparable Company internal rating.

Separate Accounts

     Separate Accounts assets and liabilities increased 25.3% to $556.0 million at September 30, 2000 from the December 31, 1999 balance. The increases were primarily attributable to sales of variable annuity contracts partially offset by surrenders and withdrawals.

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999

Liquidity and Capital Resources

     The Company's principal sources of funds are the receipt of premiums and deposits and collections of principal and interest and dividends from the investment portfolio. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and operating costs.

     The maturity structure of the Company's fixed income securities, which represent 87.3% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrenders and withdrawals for the three month and nine month periods ended September 30, 2000 were $27.7 million and $72.1 million compared with $18.9 million and $44.3 million for the same periods last year. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

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

     The delay was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. As such, the Company will adopt the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001. The impact of these statements is dependent upon the Company's derivative positions and market conditions existing at the date of adoption. Based on existing interpretations of the requirements of SFAS No. 133, the impact of adoption is not expected to be material to the results of operations or financial position of the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supercedes SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 changes the circumstances under which a secured party must recognize certain financial assets in which it has security interest. As a result, when the Company adopts the provisions of SFAS No. 140, it will cease recognizing collateral previously recognized under the guidance of SFAS No. 125. The provisions of SFAS No. 140 will be adopted effective January 1, 2001, and is not expected to have a material impact on the financial position of the Company. Financial statements for previous periods presented for comparative purposes will be restated accordingly.

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999


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

     Forward looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations and assumptions. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Additionally, the impact of decreasing Separate Accounts balances resulting from fluctuating market conditions could cause contract charges realized by the Company to decrease.

o In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company adjusts the effective duration of the assets and liabilities of the Company's investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

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

o The Company distributes some of its products under agreements with other financial services entities. Termination of such agreements due to changes in control of these non-affiliated entities could have a detrimental effect on the Company's sales. This risk may be increased due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

                 ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2000 AND 1999



o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

o Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products.

o The adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is not expected to be material to the results of operations of the Company. However, the impact is dependent upon market conditions and our holdings existing at the date of adoption, which for the Company will be January 1, 2001.

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

(4)  None

(10) None

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

(27) Financial Data Schedule


 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 2000.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2000.



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