Form 10-K405
period 2000-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2001-03-29
CIK 839759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.



         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number: 333-44630


                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
            (Exact name of registrant as specified in its charter)


       New York                                        36-2608394
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


                               ONE ALLSTATE DRIVE
                                 P.O. BOX 9095
                         FARMINGVILLE, NEW YORK  11738
                              Attn: Anthony Poole
              (Address of Principal executive offices)(Zip Code)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 29, 2001 there were 100,000 shares of common capital stock outstanding, par value $25 per share, all of which shares are held by Allstate Life Insurance Company.

                          TABLE OF CONTENTS


                                                                PAGE
                                                                ----

PART I

Item 1.    Business*............................................2
Item 2.    Properties*..........................................2
Item 3.    Legal Proceedings....................................2
Item 4.    Submission of Matters to a Vote of Security Holders*.N/A

PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters..........................4
Item 6.    Selected Financial Data**.............................N/A
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................4
Item 7A.   Quantitiative and Qualitative Disclosures About
           Market Risk..........................................16
Item 8.    Financial Statements and Supplementary Data..........16
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................16

PART III

Item 10.   Directors and Executive Officers of the Registrant**.N/A
Item 11.   Executive Compensation**.............................N/A
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management**.........................................N/A
Item 13.   Certain Relationships and Related Transactions**.....N/A

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K...................................17

Signatures......................................................18
Index to Financial Statement Schedules..........................20

*Item prepared in accordance with General Instruction I(2) of Form 10-K. **Omitted pursuant to General Instruction I(2) of Form 10-K.

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

     Allstate Life of New York is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. All of the outstanding capital stock of AIC is owned by The Allstate Corporation ("Corporation"), a Delaware corporation which has several different classes of securities, including common stock, registered with the Securities and Exchange Commission.

     Allstate Life of New York, a single segment entity, markets life insurance and investment products in the state of New York through a combination of exclusive and independent agencies, securities firms, banks, specialized brokers and direct response marketing. Allstate Life of New York currently offers single premium variable life insurance. Allstate Life of New York's life products include traditional products, including term and whole life, interest-sensitive life, and immediate annuities with life contingencies. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted and variable annuities. ALFS, Inc. ("ALFS") is the principal underwriter for certain Allstate Life of New York investment products, such as variable annuities and market value adjusted annuities. ALFS is a wholly owned subsidiary of ALIC and is a registered broker-dealer under the Securities Exchange Act of 1934. Also, beginning May 1, 2000, Allstate Distributors, L.L.C. ("ADLLC") provided underwriting and distribution services for variable annuities sold pursuant to a joint venture agreement between Allstate Life of New York and Putnam Investments, Inc. ("Putnam"). ADLLC is owned equally by ALIC and Putnam and is a registered broker-dealer under the Securities Act of 1934.

     The assets and liabilities of the variable annuity contracts are held in legally-segregated, unitized Separate Accounts.

     Allstate Life of New York's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

     Allstate Life of New York is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. As of December 1999, the last year for which current information is available, there were approximately 1,400 stock, mutual and other types of insurers in business in the United States. A.M. Best Company assigns Allstate Life of New York the rating of A+(g). Under Best's rating policy and procedure, the Company is assigned the Best's rating of its parent company, and is based on the consolidated performance of the parent and its subsidiary. Standard & Poor's Insurance Rating Services assigns an AA+ (Excellent) to the Company's claim paying ability. Moody's Investors Service assigns an Aa2 (Excellent) financial strength rating to the Company. The Company shares the same ratings of its parent, ALIC.

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



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION OF ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK (THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES. TO CONFORM WITH THE 2000 PRESENTATION, CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation ("Corporation"), markets life and investment products in the state of New York through a combination of exclusive and independent agencies, securities firms, banks, specialized brokers and direct response marketing. Life products consist of traditional products, including term and whole life, interest-sensitive life and immediate annuities with life contingencies. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted and variable annuities.

     The Company has identified itself as a single segment entity.

     The assets and liabilities related to variable annuity contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations.

FINANCIAL HIGHLIGHTS
($ in thousands)
                                                                     2000               1999               1998
                                                                     ----               ----               ----
Statutory premiums and deposits                                $       668,966    $       304,535    $       264,362
                                                               ===============    ===============    ===============

Investments                                                    $     2,773,985    $     2,156,688    $     2,216,909
Separate Accounts assets                                               560,089            443,705            366,247
                                                               ---------------    ---------------    ---------------
Investments, including Separate Accounts assets                $     3,334,074    $     2,600,393    $     2,583,156
                                                               ===============    ===============    ===============

GAAP premiums                                                  $       104,316    $        63,748    $        85,771
Contract charges                                                        41,885             38,626             33,281
Net investment income                                                  176,539            148,331            134,413
Contract benefits                                                      233,299            178,267            183,839
Operating costs and expenses                                            37,729             29,134             31,100
                                                               ---------------    ---------------    ---------------
Operating income before tax                                             51,712             43,304             38,526
Income tax expense                                                      17,481             15,406             13,511
                                                               ---------------    ---------------    ---------------
Operating income (1)                                                    34,231             27,898             25,015
Realized capital gains and losses, after-tax (2)                        (3,316)            (1,332)             2,642
                                                               ---------------    ---------------    ---------------
Net income                                                     $        30,915    $        26,566    $        27,657
                                                               ===============    ===============    ===============

(1) The supplemental operating information presented above allows for a more complete analysis of results of operations. The net effects of gains and losses have been excluded due to its volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any generally accepted accounting principle ("GAAP") measure of performance. The method of calculating operating income presented above may be different from the method used by other companies and therefore comparability may be limited.

(2) Realized capital gains and losses, after-tax is presented net of the effects of the Company's deferred policy acquisition cost amortization and additional future policy benefits to the extent that such effects resulted from the recognition of realized capital gains and losses.

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

   ($ in thousands)                                  2000                   1999                  1998
                                                     ----                   ----                  ----
   LIFE PRODUCTS
        Interest-sensitive                       $     50,726           $     49,588          $     45,320
        Traditional                                    20,220                 16,842                16,181
        Other                                           7,416                  6,080                 4,840
                                                 ------------           ------------          ------------
              Total life products                      78,362                 72,510                66,341

   INVESTMENT PRODUCTS
         Fixed                                        306,294                165,925               149,209
         Variable                                     284,310                 66,100                48,812
                                                 ------------           ------------          ------------
              Total investment products               590,604                232,025               198,021
                                                 ------------           ------------          ------------
   Total                                         $    668,966           $    304,535          $    264,362
                                                 ============           ============          ============

     Statutory premiums and deposits increased $364.4 million or 119.7% in 2000 as compared to 1999. The increase was primarily due to higher variable and fixed annuity sales. Increased variable annuity sales in 2000 were primarily driven by $185.4 million of sales from the Putnam Allstate Advisor variable annuity product that was launched in January 2000 pursuant to an alliance between the Company, ALIC and Putnam Investments, Inc. The large increase in fixed annuity sales resulted from new distribution outlets in the banking channel. In 1999, total statutory premiums and deposits increased $40.2 million or 15.2%. The increase was primarily due to higher fixed and variable annuity sales, partially offset by lower sales of immediate annuities.

GAAP PREMIUMS AND CONTRACT CHARGES

     Under GAAP, premiums represent revenue generated from life products with significant mortality or morbidity risks. Revenues for interest-sensitive life insurance and other products which are largely investment- related, for which deposits are treated as liabilities, are reflected as contract charges. Immediate annuities may be purchased with a life contingency whereby mortality risk is a significant factor. For this reason the GAAP revenues generated on these contracts are recognized as premiums. The following table summarizes GAAP premiums and contract charges.

   ($ in thousands)                                       2000                   1999                   1998
                                                          ----                   ----                   ----
   PREMIUMS
        Traditional life                              $     17,983           $     16,844          $     16,181
        Immediate annuities with life contingencies         78,958                 40,067                64,585
        Other                                                7,375                  6,837                 5,005
                                                      ------------           ------------          ------------
            Total premiums                                 104,316                 63,748                85,771
                                                      ------------           ------------          ------------

   CONTRACT CHARGES
         Interest-sensitive life                      $     30,366           $     29,850          $     26,204
         Variable annuities                                  8,656                  6,930                 5,452

         Other                                               2,863                  1,846                 1,625
                                                      ------------           ------------          ------------
            Total contract charges                          41,885                 38,626                33,281
                                                      ------------           ------------          ------------
            TOTAL PREMIUMS AND CONTRACT CHARGES       $    146,201           $    102,374          $    119,052
                                                      ============           ============          ============

                                       6

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total premiums were $104.3 million in 2000 compared to $63.7 million in 1999 with the increase driven primarily by higher sales of immediate annuities with life contingencies. Immediate annuities with life contingencies increased due to higher sales resulting from a more competitive pricing strategy, introduced in late 1999, and enhanced wholesaling efforts. In 1999, total premiums decreased to $63.7 million compared to $85.8 million in 1998, primarily due to lower sales of immediate annuities with life contingencies. The types of immediate annuities sold may fluctuate significantly from year to year, which impacts premiums reported.

     Total contract charges increased 8.4% during 2000 as compared to 1999, and 16.1% as compared to 1998. In both periods, variable annuity contract charges increased primarily due to increases in account value in force. Variable annuity account values increased in 2000 due to sales, partially offset by decreased market performance and benefit payments and fees. During 1999, variable annuity account values increased due to sales and market performance, partially offset by benefit payments and fees. Variable annuity contract charges, which are calculated as a percentage of each annuity account value, will fluctuate as variable account values are impacted directly by market performance. For 2000, contract charges from immediate annuities without life contingencies increased as a result of increased sales during the year. Contract charges on interest-sensitive life products increase primarily as a result of increased mortality charges as policyholders age during both periods.

NET INVESTMENT INCOME

     Net investment income increased 19.0% and 10.4% in 2000 and 1999, respectively. Increases in both years were due to higher investment balances, lower expenses and increased investment yields. Investments, excluding Separate Accounts assets and unrealized gains on fixed income securities, grew 21.7% and 10.7% in 2000 and 1999, respectively. The increase in both years was due primarily to positive cash flows from operations.

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital losses, after-tax, were $3.3 million in 2000 compared to $1.3 million in 1999. In both years, realized capital gains and losses were generated primarily from the sale of publicly traded corporate securities. The sales were made to better manage asset and liability duration and facilitate investing in higher yielding securities. Period to period fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.

OPERATING INCOME

     Operating income increased 22.7% or $6.3 million in 2000 to $34.3 million. The increase was due to increased net investment income and premiums and contract charges partially offset by higher contract benefits. Mortality margin was impacted favorably by $1.7 million as mortality results on immediate annuities with life contingencies were positive in 2000 compared to a loss in 1999. Increased expenses during 2000 are due primarily to additional investments in technology, distribution and marketing. Net investment margin increased by $700 thousand primarily due to lower investment expenses and a larger asset base coupled with slightly higher yielding assets. Operating income increased 11.5% or $2.9 million in 1999 to $27.9 million as favorable mortality experience and increased contract charges were partially offset by higher expenses.

COMPANY OUTLOOK

 - The Company's contract charge revenue is dependent upon sustaining balances in assets of the Separate Accounts supporting its variable annuity products. These balances may increase in 2001 with sales volume increases, but such increases may be offset by fluctuating stock performance during the year. Sales could also be adversely impacted by declines in market conditions.

 - Consistent with the marketplace, the Company's sales continued to move towards lower profit margin products, such as term life and variable annuities. These lower profit margin products require a higher volume of sales to increase the Company's operating results. The Company achieved this increased volume

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         in 2000 and expects product growth to continue partially due to new product offerings, as well as increases in wholesaling activities.

 - Investments in technology distribution and marketing are expected to impact profitability.

 - The Company is experiencing increased competition. In order to compete with larger traditional insurance companies, as well as non-traditional competitors, such as banks and securities firms, the Company will have to reduce distribution costs and increase economies of scale.

 - As the Company completes the current program to transition its life specialist agents to an exclusive financial specialist independent contractor status, adverse impacts to premiums could be experienced due to a decline in these agents' productivity. The Company currently expects approximately half of the exclusive agents to become licensed as Personal Financial Representatives ("PFRs") by 2002. PFRs are licensed to sell additional products such as variable annuities and mutual funds. As these agents become licensed to sell additional products, the sales trends and mix of products sold could fluctuate.

MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

     The active management of market risk is integral to the Company's results of operations. The Company may use the following approaches to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of future investments purchased, or 3) use derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. The derivative financial instruments section in Note 5 to the financial statements provides a more detailed discussion of these instruments.

CORPORATE OVERSIGHT

     The Company administers and oversees its investment risk management processes primarily through its Board of Directors, Investment Committee and the Credit and Risk Management Committee ("CRMC"). The Board of Directors and Investment Committee provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has specific Board of Directors-approved investment policies that delineate the investment limits and strategies that are appropriate given the Company`s liquidity, surplus, product and regulatory requirements.

     The Company manages its exposure to market risk through asset allocation limits, duration limits and, as appropriate, stress tests. Asset allocation limits place restrictions on the aggregate fair value that may be invested within an asset class. Duration limits place restrictions on the amount of interest rate risk that may be taken. Stress tests measure downside risk to fair value and earnings over longer time intervals and/or for adverse market scenarios.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment guidelines and investment policies. The Company implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance to limits established by these governance documents.

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

     The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2000, the difference between the Company's liability and asset duration was approximately 1.5 versus a 1.4 gap at December 31, 1999. This duration gap indicates that the fair value of the Company's liabilities is more sensitive to interest rate movements than the fair value of its assets.

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

     To calculate duration, the Company projects asset and liability cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The cash flows used in the model reflect the expected maturity and repricing characteristics of the Company's derivative financial instruments, all other financial instruments (as depicted in Note 5 to the financial statements), and certain non-financial instruments including interest-sensitive annuity liabilities. The projections include assumptions (based upon historical market experience and Company specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, callable corporate and municipal obligations, and fixed rate single and flexible premium deferred annuities.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2000, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets and liabilities identified above by approximately $25.2 million, versus a decrease of $31.9 million at December 31, 1999. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

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

EQUITY PRICE RISK

     Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock, stock fund or stock index. At December 31, 2000, the Company had Separate Accounts assets with account values totaling $560.1 million. This is an increase over the $443.7 million of Separate Accounts assets at December 31, 1999. The Company earns mortality and expense fees as a percentage of account value. In the event of an immediate decline of 10% in the account values due to equity market declines, the Company would earn approximately $700 thousand less in annualized fee income. This is a slight increase over the $555 thousand amount determined at December 31, 1999 in the Separate Accounts assets. The contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee, generally at the time of purchase. This guarantee may subject the Company to additional equity price risk, as the beneficiary may receive his benefit for an amount greater than the fund balance under contractually defined circumstances and terms. The Company recorded actuarially determined reserves as of December 31, 2000 for this exposure. In addition, for certain exposures the Company purchases third party reinsurance. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase its exposure to equity price risk.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     The Company's principal sources of funds are premiums and contract charges; deposits; receipts of principal, interest from the investment portfolio; and capital contributions from ALIC, its parent. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and operating costs.

     The maturity structure of the Company's fixed income securities, which represent 89.3% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. Total surrenders and withdrawal amounts were $99.2 million, $62.1 million, and $56.5 million in 2000, 1999, and 1998, respectively. As the Company's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

FINANCIAL RATINGS AND STRENGTHS

     At December 31, 2000, the Moody's, Standard and Poor's and A.M. Best's claims-paying ratings for the Company were Aa2, AA+ and A+, respectively. Additionally A.M. Best affirmed its December 31, 2000 rating in the first quarter of 2001.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying the regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2000, RBC for the Company was significantly above a level that would require regulatory action.

INVESTMENTS

     The composition of the investment portfolio at December 31, 2000 is presented in the table below (see Notes 2 and 4 to the financial statements for investment accounting policies and additional information).

                                                                                  PERCENT
($ in thousands)                                                FAIR VALUE        TO TOTAL
                                                                ----------        --------
Fixed income securities (1)                                   $   2,476,132             89.3%
Mortgage loans                                                      207,857              7.5
Short-term                                                           58,224              2.1
Policy loans                                                         31,772              1.1
                                                              -------------    -------------
    Total                                                     $   2,773,985            100.0%
                                                              =============    =============

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $2,260,087 at December 31, 2000.

     Total investments were $2.8 billion at December 31, 2000 compared to $2.2 billion at December 31, 1999. The increase was due to positive cash flows generated from operations and increases in unrealized gains on fixed income securities.

FIXED INCOME SECURITIES

     The Company's fixed income securities portfolio consists of privately-placed securities, U.S. government bonds, publicly traded corporate bonds, , mortgage-backed securities, municipal bonds, foreign government bonds, and asset-backed securities. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 2000, unrealized net capital gains on the fixed income securities portfolio totaled $216.0 million compared to $54.3 million at December 31, 1999. The increase in the unrealized gain position is primarily attributable to interest rate fluctuations from year to year.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     At December 31, 2000, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 2000 is presented in the following table:

            NAIC
          RATINGS       MOODY'S EQUIVALENT DESCRIPTION             FAIR VALUE     PERCENT TO TOTAL
          -------       ------------------------------             ----------     ----------------
             1          Aaa/Aa/A                                 $   1,947,206              78.6%
             2          Baa                                            469,000              18.9
             3          Ba                                              44,595               1.8
             4          B                                                7,142               0.3
             5          Caa or lower                                     6,939               0.3
             6          In or near default                               1,250               0.1
                                                                 -------------     -------------
                                                                 $   2,476,132             100.0%
                                                                 =============     =============

     As of December 31, 2000, the fixed income securities portfolio contained $712.0 million of privately-placed corporate obligations compared to $529.8 million at December 31, 1999. The benefits of privately-placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately-placed securities as compared to public securities is reduced liquidity. At December 31, 2000, substantially all of the privately-placed securities were rated as investment grade by either the NAIC or the Company's internal ratings. The Company determines the fair value of privately-placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

     At December 31, 2000 and 1999, $381.0 million and $288.7 million, respectively, of the fixed income securities portfolio were invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities which were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities. Therefore the MBS portfolio has relatively low credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2000, approximately 30.9% of the MBS portfolio was invested in planned amortization class bonds.

     The fixed income securities portfolio contained $39.4 million and $34.2 million of asset-backed securities ("ABS") at December 31, 2000 and 1999, respectively. The ABS portfolio is subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. Approximately 13.4% of all securities are rated in the highest rating category by one or more credit rating agencies. The ABS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield area affected by the rate of repayment of the underlying assets. Over 34.5% of the Company's ABS are invested in securitized credit card receivables. The remainder of the portfolio is backed primarily by securitized home equity, manufactured housing, and auto loans.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MORTGAGE LOANS

     The Company's $207.9 million investment in mortgage loans at December 31, 2000 was comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage the Company's mortgage loan risk.

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

SHORT-TERM

     The Company's short-term investment portfolio was $58.2 million and $46.0 million at December 31, 2000 and 1999, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

REGULATIONS AND LEGAL PROCEEDINGS

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

OTHER DEVELOPMENTS

     The NAIC has approved a January 1, 2001 implementation date for newly developed statutory accounting principles ("codification"). The Company's state of domicile, New York, has rejected certain accounting principles, specifically Statement of Statutory Accounting Principle ("SSAP") No. 10 Accounting for Taxes and continues to review codification and existing statutory accounting requirements to align existing state laws and regulations as necessary. The Company currently estimates it will record an increase to surplus of approximately $4.5 million at implementation. The increase to surplus is primarily due to favorable treatment investment write-downs receive within the asset valuation reserve and the reclassification of private placement prepayment penalties and mortgage loan make-whole fees from the interest maintenance reserve to investment income. The NAIC has installed a formal maintenance process to develop and propose new guidance, as well as on-going clarification and interpretation of issues. The impact of any future changes will be recorded as they are approved.

PENDING ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board ("FASB") delayed the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay in implementation was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. As required, the Company has prospectively adopted the provisions of SFAS No. 133 and SFAS No. 138 ("statements") as of January 1, 2001. The cumulative impact of adoption is not material to either the financial position or results of operations of the Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Upon adoption, assets and liabilities pertaining to derivatives (some previously off balance sheet), certain embedded derivatives and hedged risks are carried at fair value. In connection with adopting the statements, all hedging relationships were designated anew. The Company's economic hedging strategies did not change as a result of adopting the statements, however, the accounting for most strategies did change. The fair value of the derivative and the hedged risk in economic hedging strategies which qualify for hedge accounting will be matched together in Net income. For derivatives in economic hedging strategies which do not qualify as accounting hedges, the current settlement portion of the derivative will be classified in Net income together with the risk being economically hedged while the change in value of the final settlement portion of the derivative will be classified as a component of Realized capital gains and losses.

     Hedge ineffectiveness for open accounting hedges will be reported in realized capital gains and losses. Additionally, the market value changes of embedded derivatives reported separately will be classified in realized capital gains and losses, provided the item is not economically hedged. Separation of the convertible feature from fixed maturity securities results in a discounted security and a new basis for accretion of discount.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements" that anticipate results based on management's plans are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

- Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company invests proceeds from positive cash flows from operations and reinvests proceeds from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest, as compared to rates offered on some of the Company's products, could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charge in the event of early withdrawal.

- The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges realized by the Company to decrease.

- In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company adjusts the effective duration of the assets and liabilities of the Company's investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

- The Company's policy acquisition costs related to contractholder funds are amortized in proportion to gross profits over the estimated lives of the contract periods. Assumptions underlying the gross profits, which include estimated fees, investment and expense margins, are periodically updated to reflect actual experience resulting in adjustments to the cumulative amortization of these costs. These adjustments may have a material effect on results of operations.

- Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength or claims-paying ability ratings. These restrictions affect the Company's ability to use its capital in other ways.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


- The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more these agreements due to changes in control of any of these entities or other factors could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

- A number of enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry.

     - At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     - At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) more than 50% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

     - In addition, state insurance regulators are reexamining the regulatory framework that currently governs the United States insurance business. They are engaged in an effort to determine the proper role of state insurance regulation in the United States financial services industry following the enactment of the Gramm-Leach-Bliley Act. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

- Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. Additionally, the demand for life insurance products that are used to address a customer's estate planning needs may be impacted to the extent any legislative changes to the current estate tax laws occur.

- Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

- Additional risk factors regarding market risk are incorporated by reference to the discussion of "Market Risk" beginning on page 8.

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

                                         PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K

     (a) Documents Filed as Part of This Report

     1. Financial Statements.  The Registrant's  financial  statements,  for the
year  ended  December  31,  2000,   together  with  the  Report  of  Independent
Accountants are set forth on pages F-1 to F-25 of this report.

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

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                        By:       /s/ THOMAS J. WILSON, II
                                  -------------------------
                                  Thomas J. Wilson, II
                                  President, Director and Chairman of the Board (Principal Executive Officer)

                                  Date:     March 26, 2001
                                  -------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/THOMAS J. WILSON, II               President, Director and
     ------------------------               Chairman of the Board
     Thomas J. Wilson, II                   (Principal Executive Officer)

Date: March 26, 2001
     ---------------

By:   /s/ MICHAEL J. VELOTTA                Vice President, Secretary,
     -----------------------                General Counsel and Director
     Michael J. Velotta

Date: March 26, 2001
     ---------------


By:   /s/SAMUEL H. PILCH                     Controller
     -------------------                     (Principal Accounting Officer)
     Samuel H. Pilch

Date: March 26, 2001
     ---------------

By:   /s/STEVEN C. VERNEY                    Director and Vice President
     --------------------                    (Principal Financial Officer)
     Steven C. Verney

Date: March 26, 2001
     ---------------

By:   /s/MARCIA D. ALAZRAKI                   Director
     ----------------------
     Marcia D. Alazraki

Date: March 26, 2001
     ---------------

By:   /s/MARGARET G. DYER                     Director
     --------------------
     Margaret G. Dyer

Date: March 26, 2001
     ---------------

By:   /s/MARLA G. FRIEDMAN                    Director and Vice President
     ---------------------
     Marla G. Friedman

Date: March 26, 2001
     ---------------

By:   /s/VINCENT A. FUSCO                     Director and Chief Operations
     --------------------                       Officer
     Vincent A. Fusco

Date: March 26, 2001
     ---------------

By:   /s/CLEVELAND JOHNSON, JR.                  Director
     --------------------------
     Cleveland Johnson, Jr.

Date: March 26, 2001
     ---------------

By:   /s/JOHN C. LOUNDS                        Director
     ------------------
     John C. Lounds

Date: March 26, 2001
     ---------------

By:   /s/J. KEVIN MCCARTHY                     Director
     ---------------------
     J. Kevin McCarthy

Date: March 26, 2001
     ---------------

By:   /s/KENNETH R. O'BRIEN                    Director
     ----------------------
     Kenneth R. O'Brien

Date: March 26, 2001
     ---------------

By:   /s/JOHN R. RABEN, JR.                    Director
     ----------------------
     John R. Raben, Jr.

Date: March 26, 2001
     ---------------

By:   /s/SALLY A. SLACKE                        Director
     -------------------
     Sally A. Slacke

Date: March 26, 2001
     ---------------

By:   /s/PATRICIA W. WILSON                    Director and Vice President
     ----------------------
     Patricia W. Wilson

Date: March 26, 2001
     ---------------

                              Financial Statements

                                      Index
                                     -----

                                                                            Page
                                                                            ----

Independent Auditors' Report..........................................F-1

Financial Statements:

    Statements of Operations and Comprehensive Income for the Years Ended
             December 31, 2000, 1999 and 1998.........................F-2

    Statements of Financial Position
             December 31, 2000 and 1999...............................F-3

    Statements of Shareholder's Equity for the Years Ended
             December 31, 2000, 1999 and 1998.........................F-4

    Statements of Cash Flows for the Years Ended
             December 31, 2000, 1999 and 1998.........................F-5

    Notes to Financial Statements.....................................F-6

    Schedule IV - Reinsurance for the Years Ended
             December 31, 2000, 1999 and 1998.........................F-24

    Schedule V - Valuation and Qualifying Accounts
                  December 31, 2000, 1999 and 1998....................F-25

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER
OF ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK:

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2000 and 1999, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2000. Our audits also included Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV - Reinsurance, and Schedule V - Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago,Illinois
February 23, 2001

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                                     YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
($ in thousands)                                                  2000                        1999                       1998
                                                           -----------------           -----------------          -----------------
REVENUES

Premiums (net of reinsurance ceded
   of $5,491, $4,253, and $3,204)                          $         104,316           $          63,748          $          85,771
Contract charges                                                      41,885                      38,626                     33,281
Net investment income                                                176,539                     148,331                    134,413
Realized capital gains and losses                                     (5,181)                     (2,096)                     4,697
                                                           -----------------           -----------------          -----------------
                                                                     317,559                     248,609                    258,162
                                                           -----------------           -----------------          -----------------

COSTS AND EXPENSES

Contract benefits (net of reinsurance receoverable
   of $715, $1,166, and $797)                                        233,299                     178,267                    183,839
Amortization of deferred policy acquisition costs                     13,744                       8,985                      7,029
Operating costs and expenses                                          23,985                      20,151                     24,703
                                                           -----------------           -----------------          -----------------
                                                                     271,028                     207,403                    215,571
                                                           -----------------           -----------------          -----------------

INCOME FROM OPERATIONS
   BEFORE INCOME TAX EXPENSE                                          46,531                      41,206                     42,591
Income tax expense                                                    15,616                      14,640                     14,934
                                                           -----------------           -----------------          -----------------

NET INCOME                                                            30,915                      26,566                     27,657
                                                           -----------------           -----------------          -----------------

OTHER COMPREHENSIVE INCOME (LOSS), AFTER TAX
Change in unrealized net capital gains and losses                     88,008                     (52,672)                    18,427
                                                           -----------------           -----------------          -----------------

COMPREHENSIVE INCOME (LOSS)                                $         118,923           $         (26,106)         $          46,084
                                                           =================           =================          =================







                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                                      DECEMBER 31,
                                                                         -------------------------------------
                                                                               2000                 1999
                                                                         ----------------     ----------------
($ in thousands, except par value data)
ASSETS
Investments
  Fixed income securities, at fair value
   (amortized cost $2,260,087 and $1,858,216)                            $      2,476,132     $      1,912,545
  Mortgage loans                                                                  207,857              166,997
  Short-term                                                                       58,224               46,037
  Policy loans                                                                     31,772               31,109
                                                                         ----------------     ----------------
     Total investments                                                          2,773,985            2,156,688

Cash                                                                                2,162                1,135
Deferred policy acquisition costs                                                 124,601              106,932
Accrued investment income                                                          32,422               25,712
Reinsurance recoverables, net                                                       1,269                1,949
Other assets                                                                        7,980                7,803
Separate Accounts                                                                 560,089              443,705
                                                                         ----------------     ----------------
     TOTAL ASSETS                                                        $      3,502,508     $      2,743,924
                                                                         ================     ================

LIABILITIES
Reserve for life-contingent contract benefits                            $      1,226,349     $      1,098,016
Contractholder funds                                                            1,107,495              839,157
Current income taxes payable                                                       11,723               10,132
Deferred income taxes                                                              53,181                3,077
Other liabilities and accrued expenses                                            117,304               41,218
Payable to affiliates, net                                                          3,556                4,731
Separate Accounts                                                                 560,089              443,705
                                                                         ----------------     ----------------
     TOTAL LIABILITIES                                                          3,079,697            2,440,036
                                                                         ----------------     ----------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 9)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100,000
   shares authorized, issued and outstanding                                        2,500                2,500
Additional capital paid-in                                                         45,787               45,787
Retained income                                                                   256,282              225,367

Accumulated other comprehensive income:
  Unrealized net capital gains                                                    118,242               30,234
                                                                         ----------------     ----------------
     TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME                                 118,242               30,234
                                                                         ----------------     ----------------
     TOTAL SHAREHOLDER'S EQUITY                                                   422,811              303,888
                                                                         ----------------     ----------------
     TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                          $      3,502,508     $      2,743,924
                                                                         ================     ================



                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                         DECEMBER 31,
                                                                   -----------------------------------------------------------
                                                                         2000                 1999                  1998
                                                                   ----------------     ----------------      ----------------
($ in thousands)
COMMON STOCK
Balance, beginning of year                                         $          2,500     $          2,000      $          2,000
Issuance of stock                                                                 -                  500                     -
                                                                   ----------------     ----------------      ----------------
Balance, end of year                                                          2,500                2,500                 2,000
                                                                   ----------------     ----------------      ----------------

ADDITIONAL CAPITAL PAID-IN                                         $         45,787     $         45,787      $         45,787
                                                                   ----------------     ----------------      ----------------

RETAINED INCOME
Balance, beginning of year                                         $        225,367     $        198,801      $        171,144
Net income                                                                   30,915               26,566                27,657
                                                                   ----------------     ----------------      ----------------
Balance, end of year                                                        256,282              225,367               198,801
                                                                   ----------------     ----------------      ----------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                         $         30,234     $         82,906      $         64,479
Change in unrealized net capital gains
     and losses                                                              88,008              (52,672)               18,427
                                                                   ----------------     ----------------      ----------------
Balance, end of year                                                        118,242               30,234                82,906
                                                                   ----------------     ----------------      ----------------

TOTAL SHAREHOLDER'S EQUITY                                         $        422,811     $        303,888      $        329,494
                                                                   ================     ================      ================






                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------------------------
($ in thousands)                                                          2000                    1999                    1998
                                                                     --------------          --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $       30,915          $       26,566          $    27,657
Adjustments to reconcile net income to net cash
    provided by operating activities
       Amortization and other non-cash items                                (45,051)                (37,619)             (34,890)
       Realized capital gains and losses                                      5,181                   2,096               (4,697)
       Interest credited to contractholder funds                             52,499                  36,736               41,200
       Changes in:
           Life-contingent contract benefits and
               contractholder funds                                          75,031                  38,527               53,343
           Deferred policy acquisition costs                                (25,303)                (17,262)             (16,693)
           Income taxes payable                                               4,305                   2,094               13,865
           Other operating assets and liabilities                           (11,916)                 13,049              (15,974)
                                                                     --------------          --------------          -----------
               Net cash provided by operating activities                     85,661                  64,187               63,811
                                                                     --------------          --------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                              164,125                 161,443               65,281
Investment collections
       Fixed income securities                                               42,449                  21,822              159,648
       Mortgage loans                                                        15,681                   7,479                5,855
Investments purchases
       Fixed income securities                                             (516,908)               (383,961)            (292,444)
       Mortgage loans                                                       (55,914)                (31,888)             (24,252)
Change in short-term investments, net                                        16,139                  29,493              (55,846)
Change in policy loans, net                                                    (663)                 (1,489)              (2,020)
                                                                     --------------          --------------          -----------
               Net cash used in investing activities                       (335,091)               (197,101)            (143,778)
                                                                     --------------          --------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                            -                     500                    -
Contractholder fund deposits                                                408,711                 197,439              137,473
Contractholder fund withdrawals                                            (158,254)                (67,007)             (54,782)
                                                                     --------------          --------------          -----------
               Net cash provided by financing activities                    250,457                 130,932               82,691
                                                                     --------------          --------------          -----------

NET INCREASE (DECREASE) IN CASH                                               1,027                  (1,982)               2,724
CASH AT THE BEGINNING OF YEAR                                                 1,135                   3,117                  393
                                                                     --------------          --------------          -----------
CASH AT END OF YEAR                                                  $        2,162          $        1,135          $     3,117
                                                                     ==============          ==============          ===========


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

     To conform with the 2000 presentation, certain amounts in the prior year's financial statements and notes have been reclassified.

NATURE OF OPERATIONS

     The Company markets a broad line of life insurance and investment products in the state of New York through a combination of Allstate agents, which include life specialists and Personal Financial Representatives, securities firms, banks, specialized brokers and direct response marketing. Life insurance products consist of interest-sensitive life, traditional products, including term and whole life and immediate annuities with life contingencies. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted and variable annuities. In 2000, annuity premiums and deposits represented 88.2% of the Company's total statutory premiums and deposits.

     The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes that lessen these incentives are likely to negatively impact the demand for these products. The demand for life insurance products that are used to address a customer's estate planning needs may be impacted to the extent any legislative changes occur to the current estate tax laws.

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

     Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affliliated entities with which the Company has alliances could negatively impact the Company's sales.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds and mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, certain deferred policy acquisition costs, and certain reserves for life-contingent contract benefits, is reflected as a component of shareholder's equity. Provisions for losses are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses.

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

     Short-term investments are carried at cost or amortized cost that approximates fair value, and includes collateral received in connection with certain securities lending activities. Policy loans are carried at the unpaid principal balances.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes financial futures contracts that are derivative financial instruments. By meeting specific criteria, these futures are designated as accounting hedges and accounted for on a deferral basis. In order to qualify as accounting hedges, financial futures contracts must reduce the primary market risk exposure on an enterprise or transaction basis in conjunction with a hedge strategy; be designated as a hedge at the inception of the transaction; and be highly correlated with the fair value of, or interest income or expense associated with, the hedged item at inception and throughout the hedge period. Derivatives that are not designated as accounting hedges are accounted for on a fair value basis.

     If subsequent to entering into a hedge transaction, the financial futures contract becomes ineffective (including if the occurrence of a hedged anticipatory transaction is no longer probable), the Company may terminate the derivative position. Gains and losses on ineffective hedges are reported in realized capital gains and losses in the period they occur. The Company may also terminate derivatives as a result of other events or circumstances. Gains and losses on these terminations are deferred and amortized over the remaining life of the hedged item.

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

     Interest-sensitive life contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholders, interest credited to the contractholder account balances and one or more amounts assessed against the contractholders. Premiums from these contracts are reported as deposits to the contractholder funds. Contract charge revenue consists of fees assessed against the contractholder account

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


balances for the cost of insurance (mortality risk), contract administration and surrender charges. Contract benefits include interest credited to contracts and claims incurred in excess of the related contractholder account balances.

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

     Contracts that do not subject the Company to significant risks arising from mortality or morbidity are referred to as investment contracts. Fixed rate annuities, market value adjusted annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charge revenue for investment contracts consists of charges assessed against the contractholder account balances for contract administration and surrenders. Contract benefits include interest credited and claims incurred in excess of the related contractholder account balances.

     Crediting rates for fixed rate annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions.

     Variable annuity contracts are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. The Company's contract charge revenue for these contracts consists of charges assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders.

DEFERRED POLICY ACQUISITION COSTS

     Certain costs that vary with and are primarily related to acquiring life and investment business, principally agents or brokers remuneration, premium taxes, certain underwriting costs and direct mail solicitation expenses, are deferred and amortized to income.

     For traditional life insurance and limited payment contracts, these costs are amortized in proportion to the estimated revenue on such business. Assumptions relating to estimated revenue, as well as to all other aspects of the deferred acquisition costs and reserve calculations, are determined based upon conditions as of the date of the policy issue and are generally not revised during the life of the policy. Any deviations from projected business in-force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

     For interest-sensitive life and investment contracts, the costs are amortized in relation to the present value of the estimated gross profits on such business over the estimated lives of the contract periods. Gross profits are determined at the date of policy issue and comprise estimated investment, mortality, expense margins and surrender charges. Assumptions underlying the gross profits are periodically updated to reflect actual experience, and changes in the amount or timing of estimated gross profits will result in adjustments to the cumulative amortization of these costs.

     To the extent unrealized gains or losses on fixed income securities carried at fair value would result in an adjustment of estimated gross profits had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded net of tax as a reduction of the unrealized gain or loss included in shareholder's equity.

     The present value of future profits inherent in acquired blocks of insurance is classified as a component of deferred policy acquisition costs. The present value of future profits is amortized over the life of the blocks of insurance using

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


current crediting rates.

REINSURANCE RECOVERABLE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from other insurers (See Note 8). Reinsurance recoverables are estimated based upon assumptions consistent with those used in establishing the underlying reinsured contacts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance does not extinguish the Company's primary liability under the policies written and therefore reinsurers and amounts recoverable there from are regularly evaluated by the Company and allowances for uncollectible reinsurance are established as appropriate.

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

SEPARATE ACCOUNTS

     The Company issues deferred variable annuity contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated investment objectives.

     The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income. As described earlier, revenues to the Company from the Separate Accounts are recorded as contract charges.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life insurance, immediate annuities with life contingencies and certain variable annuity guarantees, is computed on the basis of assumptions as to future investment yields, mortality, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 7. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves is recorded net of tax as a reduction of the unrealized gains included in shareholder's equity.

CONTRACTHOLDER FUNDS

     Contractholder funds arise from the issuance of individual or group policies and contracts that include an investment component, including most fixed annuities, interest-sensitive life policies and certain other investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 7.

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

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PENDING ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board ("FASB") delayed the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 replaces existing pronouncements and practices with a single, integrated accounting framework for derivatives and hedging activities. The delay in implementation was effected through the issuance of SFAS No. 137, which extends the SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. As required, the Company has prospectively adopted the provisions of SFAS No. 133 and SFAS No. 138 ("statements") as of January 1, 2001. The cumulative impact of adoption is not material to either the financial position or results of operations of the Company.

     Upon adoption, assets and liabilities pertaining to derivatives (some previously off-balance sheet), embedded derivatives and hedged risks are carried at fair value. In connection with adopting the statements, all hedging relationships were designated anew. The Company's economic hedging strategies did not change as a result of adopting the statements, however, the accounting for most other strategies did change. The fair value of the derivative and the hedged risk in economic hedging strategies which qualify for hedge accounting will be matched together in Net income. For derivatives in economic hedging strategies which do not qualify as accounting hedges, the current settlement portion in Net income together with the risk being economically hedged while the change in value of the final settlement portion of the derivative will be classified as a component of Realized capital gains and losses.

     Hedge ineffectiveness from open accounting hedges will be reported in Realized capital gains and losses. Additionally, the market value changes of embedded derivatives reported separately will be classified in Realized capital gains and losses, provided the item is not economically hedged. Separation of the convertible feature from fixed maturity securities generally results in discounted security and a new basis of accretion of discount.

3.   RELATED PARTY TRANSACTIONS

REINSURANCE

     The Company has reinsurance agreements with ALIC in order to limit aggregate and single exposure on large risks. A portion of the Company's premiums and policy benefits are ceded to ALIC and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured. (See Note 8 for amounts ceded to ALIC).

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $16,189, $14,561 and $12,747 of structured settlement annuities, a type of immediate annuity, in 2000, 1999 and 1998, respectively, at prices determined based upon interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $4,392, $4,298 and $5,152 relate to structured settlement annuities with life contingencies and are included in premium income in 2000, 1999 and 1998, respectively. Additionally, the reserve for life-contingent contract benefits was increased by approximately 94% of

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


such premium received in each of these years. In most cases, these annuities were issued to Allstate Settlement Corporation ("ASC"), a subsidiary of ALIC, which, under a "qualified assignment", assumed AIC's obligation to make the future payments.

     AIC has issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company. ASC has entered into General Indemnity Agreements pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gives AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. Reserves recorded by the Company for annuities related to the surety bonds were $1.29 billion and $1.19 billion at December 31, 2000 and 1999, respectively.

BUSINESS OPERATIONS

     The Company utilizes services performed by AIC and ALIC as well as business facilities owned or leased, and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company were $15,602, $16,155 and $23,369 in 2000, 1999 and 1998, respectively. A portion of these expenses relate to the acquisition of business that are deferred and amortized over the contract period.

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. There was no outstanding balance at December 31, 2000 and 1999, respectively.

BROKER/DEALER AGREEMENT

     Beginning May 1, 2000, the Company receives underwriting and distribution services from Allstate Distributors, L.L.C. ("ADLLC"), a broker/dealer company owned equally by ALIC and Putnam Investments, Inc. ("Putnam") for variable annuity contracts sold pursuant to a joint venture agreement between the Company and Putnam. The Company incurred $10,932 of commission expenses and other distribution expenses payable to ADLLC during 2000. Other distribution expenses include administrative, legal, financial management and sales support that the Company provides to ADLLC, for which the Company earned administration fees. Other distribution expenses also include marketing expenses for subsidized interest rates associated with the Company's dollar cost averaging program, for which ADLLC reimbursed the Company $549 for the year ended December 31, 2000.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)

4.   INVESTMENTS

     FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                           GROSS UNREALIZED
                                                    AMORTIZED             ------------------                FAIR
                                                      COST             GAINS              LOSSES            VALUE
                                                      ----             -----              ------            -----
AT DECEMBER 31, 2000
U.S. government and agencies                     $      461,621    $      137,950    $          (81)   $      599,490
Municipal                                                97,310             2,626              (858)           99,078
Corporate                                             1,227,247            70,431           (20,527)        1,277,151
Foreign government                                       66,680            13,367                 -            80,047
Mortgage-backed securities                              368,614            13,004              (669)          380,949
Asset-backed securities                                  38,615               831               (29)           39,417
                                                 --------------    --------------    --------------    --------------
  Total fixed income securities                  $    2,260,087    $      238,209    $      (22,164)   $    2,476,132
                                                 ==============    ==============    ==============    ==============

AT DECEMBER 31, 1999
U.S. government and agencies                     $      413,875    $       53,717    $       (2,705)   $      464,887
Municipal                                                60,256               997            (1,976)           59,277
Corporate                                               996,298            36,303           (31,695)        1,000,906
Foreign government                                       61,987             3,217              (639)           64,565
Mortgage-backed securities                              291,304             4,770            (7,370)          288,704
Asset-backed securities                                  34,496                26              (316)           34,206
                                                 --------------    --------------    --------------    --------------
  Total fixed income securities                  $    1,858,216    $       99,030    $      (44,701)   $    1,912,545
                                                 ==============    ==============    ==============    ==============

SCHEDULED MATURITIES
      The scheduled maturities for fixed income securities are as follows at December 31, 2000:

                                                                          AMORTIZED           FAIR
                                                                             COST             VALUE
                                                                             ----             -----
Due in one year or less                                                 $      11,073    $      11,075
Due after one year through five years                                         310,910          318,412
Due after five years through ten years                                        291,686          302,094
Due after ten years                                                         1,239,189        1,424,185
                                                                        -------------    -------------
                                                                            1,852,858        2,055,766
Mortgage- and asset-backed securities                                         407,229          420,366
                                                                        -------------    -------------
  Total                                                                 $   2,260,087    $   2,476,132
                                                                        =============    =============

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


NET INVESTMENT INCOME
YEAR ENDED DECEMBER 31,                                            2000             1999               1998
                                                                   ----             ----               ----
Fixed income securities                                       $     160,919     $     135,561     $     124,100
Mortgage loans                                                       14,899            12,346            10,309
Other                                                                 3,227             3,495             2,940
                                                              -------------     -------------     -------------
  Investment income, before expense                                 179,045           151,402           137,349
  Investment expense                                                  2,506             3,071             2,936
                                                              -------------     -------------     -------------
  Net investment income                                       $     176,539     $     148,331     $     134,413
                                                              =============     =============     =============

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX
YEAR ENDED DECEMBER 31,                                            2000             1999               1998
                                                                   ----             ----               ----
Fixed income securities                                       $      (2,089)    $      (2,207)    $       4,755
Mortgage loans                                                          697                42               (65)
Other                                                                (3,789)               69                 7
                                                              -------------     -------------     -------------

   Realized capital gains and losses                                 (5,181)           (2,096)            4,697
   Income taxes                                                       1,813              (765)            1,644
                                                              -------------     -------------     -------------
   Realized capital gains and losses, after tax               $      (3,368)    $      (1,331)    $       3,053
                                                              =============     =============     =============

     Excluding calls and prepayments, gross gains of $2,986, $1,713 and $2,905 and gross losses of $8,864, $3,845 and $164 were realized on sales of fixed income securities during 2000, 1999 and 1998, respectively.

UNREALIZED NET CAPITAL GAINS

     Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 2000 are as follows:

                                                                                GROSS UNREALIZED              UNREALIZED
                                    AMORTIZED COST     FAIR VALUE           GAINS             LOSSES           NET GAINS
                                    --------------     -----------       -----------       -----------       -----------
Fixed income securities              $ 2,260,087       $ 2,476,132       $   238,209       $   (22,164)      $   216,045
                                     -----------       -----------       -----------       -----------       -----------
Reserve for life-contingent
  contract benefits                                                                                              (26,500)
Deferred acquisition costs                                                                                        (7,634)
Deferred income taxes                                                                                            (63,669)
                                                                                                             -----------
Unrealized net capital gains                                                                                 $   118,242
                                                                                                             ===========

CHANGE IN UNREALIZED NET CAPITAL GAINS
YEAR ENDED DECEMBER 31,                                                       2000             1999              1998
                                                                              ----             ----              ----
Fixed income securities                                                  $   161,716       $  (262,766)      $    70,948
Reserves for life contingent-contract benefits                               (18,685)          179,891           (42,251)
Deferred income taxes                                                        (47,389)           28,362            (9,922)
Deferred policy acquisition costs and other                                   (7,634)            1,841              (348)
                                                                         -----------       -----------       -----------
Increase (decrease) in unrealized net capital gains                      $    88,008       $   (52,672)      $    18,427
                                                                         ===========       ===========       ===========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


INVESTMENT LOSS PROVISIONS AND VALUATION ALLOWANCES

     Pretax provisions for investment losses, principally relating to valuation allowances on mortgage loans were $114 in 1998. There were no provisions for investment losses in 2000 or 1999.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The Company had no impaired loans at December 31, 2000 and 1999.

     The valuation allowance for mortgage loans at December 31, 2000, 1999 and 1998 were $119, $600 and $600, respectively. Net additions and reductions to the mortgage loan valuation allowances were ($481), $0 and $114 for the year ended December 31, 2000, 1999 and 1998, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION

     The Company maintains a diversified portfolio of municipal bonds. The largest concentrations in the portfolio are presented below. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31, 2000:

(% of municipal bond portfolio carrying value)                                    2000                 1999
                                                                                  ----                 ----
         California                                                               23.4%                20.2%
         Pennsylvania                                                             14.9                  7.5
         Nebraska                                                                 10.8                  -
         Ohio                                                                     10.7                 16.4
         Nevada                                                                    8.6                  -
         Utah                                                                      8.1                  -
         Illinois                                                                  6.9                 11.6

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The states with the largest portion of the commercial mortgage loan portfolio are listed below. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31, 2000:

(% of commercial mortgage portfolio carrying value)                               2000                 1999
                                                                                  ----                 ----
         California                                                               30.8%                34.9%
         New York                                                                 26.8                 27.6
         New Jersey                                                               16.0                 12.3
         Illinois                                                                 14.3                 13.2
         Pennsylvania                                                              6.8                  9.7

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


     The types of properties collateralizing the commercial mortgage loans at December 31, are as follows:

(% of commercial mortgage portfolio carrying value)                               2000                 1999
                                                                                  ----                 ----
         Retail                                                                    29.0%                33.1%
         Office buildings                                                          21.2                 18.9
         Warehouse                                                                 18.4                 18.5
         Apartment complex                                                         17.4                 15.8
         Industrial                                                                 6.9                  4.6
         Other                                                                      7.1                  9.1
                                                                                  ------               ------
                                                                                  100.0%               100.0%
                                                                                  ======               ======

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2000, are as follows:

                                                      NUMBER OF LOANS      CARRYING VALUE           PERCENT
                                                      ---------------      --------------           -------
2001                                                              3        $        3,072             1.5%
2002                                                              2                 5,631             2.7
2003                                                              0                     -               -
2004                                                              3                 3,739             1.8
2005                                                              3                 7,696             3.7
Thereafter                                                       39               187,719            90.3
                                                        -----------        --------------           ------
     Total                                                       50        $      207,857           100.0%
                                                        ===========        ==============           ======

     In 2000, $4.5 million of commercial mortgage loans were contractually due. Of these, 51.1% were paid as due and 48.9% were refinanced at prevailing market terms.

     The Company participates in securities lending programs with third parties, primarily large brokerage firms. At December 31, 2000, fixed income securities with a carrying value of $89,241 have been pledged as collateral under these lending agreements. As security, the Company receives cash collateral that is included in Short-term investments with an offsetting liability recorded in Other liabilities.

SECURITIES ON DEPOSIT

     At December 31, 2000, fixed income securities with a carrying value of $2,159 were on deposit with regulatory authorities as required by law.

5.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including deferred policy acquisition costs and reinsurance recoverables) and liabilities (including traditional life and interest-sensitive life insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature. Their carrying values approximate fair value.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


FINANCIAL ASSETS

     The carrying value and fair value of financial assets at December 31, are as follows:

                                               2000                                       1999
                             ----------------------------------------   ---------------------------------------
                                  CARRYING               FAIR                 CARRYING             FAIR
                                   VALUE                 VALUE                 VALUE               VALUE
                                   -----                 -----                 -----               -----
Fixed income securities        $  2,476,132          $  2,476,132          $  1,912,545        $  1,912,545
Mortgage loans                      207,857               212,345               166,997             159,853
Short-term                           58,224                58,224                46,037              46,037
Policy loans                         31,772                31,772                31,109              31,109
Separate Accounts                   560,089               560,089               443,705             443,705

CARRYING VALUE AND FAIR VALUE INCLUDES THE EFFECTS OF DERIVATIVE FINANCIAL INSTRUMENTS WHERE APPLICABLE.

     Fair values for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values approximate fair value.

     The carrying value of policy loans is deemed to approximate fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

     The carrying value and fair value of financial liabilities at December 31, are as follows:

                                                  2000                                    1999
                             ----------------------------------------   ---------------------------------------
                                  CARRYING               FAIR                CARRYING              FAIR
                                   VALUE                 VALUE                 VALUE               VALUE
                                   -----                 -----                 -----               -----
Contractholder funds on
   investment contracts        $    874,158          $    850,767           $    627,488       $    605,113
Separate Accounts                   560,089               560,089                443,705            443,705

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


     The following table summarizes the contract amount, credit exposure, fair value and carrying value of the Company's derivative financial instruments:

                                                                                                 CARRYING VALUE
                                                CONTRACT        CREDIT               FAIR            ASSETS/
                                                 AMOUNT         EXPOSURE             VALUE        (LIABILITIES)
                                                 ------         --------             -----         -----------
AT DECEMBER 31, 2000
--------------------
Financial futures contracts                    $    21,500     $        -        $        (32)    $        (54)

AT DECEMBER 31, 1999
--------------------
Financial futures contracts                    $     8,700     $        -        $        (29)    $        588

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

     Financial futures are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its asset/liability management, the Company generally utilizes financial futures contracts to manage its market risk related to anticipatory investment purchases and sales. Financial futures used as hedges of anticipatory transactions pertain to identified transactions that are probable to occur and are generally completed within 90 days.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at a predetermined interest rate. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to borrowers. At December 31, 2000, the Company did not have any mortgage loan commitments outstanding.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


6.   DEFERRED POLICY ACQUISITION COSTS

     Certain costs of acquiring business which were deferred and amortized for the years ended December 31, 2000 and 1999 are as follows:

                                                                      2000                   1999
                                                                      ----                   ----
          Balance, beginning of year                             $     106,932          $      87,830
          Acquisition costs deferred                                    39,047                 26,247
          Amortization charged to income                               (21,994)                (8,861)
          Adjustment from unlocking assumptions                          8,250                   (124)
          Effect of unrealized gains and (losses)                       (7,634)                 1,840
                                                                 -------------          -------------
          Balance, end of year                                   $     124,601          $     106,932
                                                                 =============          =============

7.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the Reserve for life-contingent contract benefits consists of the following:

                                                                          2000             1999
                                                                          ----             ----
          Immediate annuities:
             Structured settlement annuities                          $ 1,147,530      $ 1,024,049
             Other immediate annuities                                      4,449            2,933
          Traditional life                                                 72,157           70,254
          Other                                                             2,213              780
                                                                      -----------      -----------
             Total Reserve for life-contingent contract benefits      $ 1,226,349      $ 1,098,016
                                                                      ===========      ===========

     The assumptions for mortality generally utilized in calculating reserves include the U.S. population with projected calendar year improvements and age setbacks for impaired lives for structured settlement annuities; the 1983 group annuity mortality table for other immediate annuities; and actual Company experience plus loading for traditional life. Interest rate assumptions vary from 3.5% to 11.5% for immediate annuities and 4.0% to 7.8% for traditional life. Other estimation methods include the present value of contractually fixed future benefits for structured settlement annuities, the present value of expected future benefits based on historical experience for other immediate annuities and the net level premium reserve method using the Company's withdrawal experience rates for traditional life.

     To the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, premium deficiency reserves are established, if necessary, and have been recorded for the structured settlement annuity business and for certain immediate annuities with life contingencies. A liability of $26.5 million and $8 million is included in the Reserve for life-contingent contract benefits with respect to this deficiency for the years ended December 31, 2000 and 1999, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


     At December 31, Contractholder funds consists of the following:

                                                                    2000                    1999
                                                                    ----                    ----
          Interest-sensitive life                               $   233,320             $   211,729
          Fixed annuities:
               Immediate annuities                                  337,282                 303,564
               Deferred annuities                                   486,893                 273,864
          Other investment contracts                                 50,000                  50,000
                                                                -----------             -----------
               Total contractholder funds                       $ 1,107,495             $   839,157
                                                                ===========             ===========

     Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Interest rates credited range from 5.3% to 7.0% for interest-sensitive life contracts; 3.5% to 9.8% for immediate annuities; 4.6% to 8.0% for deferred annuities and 6.6% for other investment contracts. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 8.1% of deferred annuities are subject to a market value adjustment.

8.   REINSURANCE

     The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as the direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company cedes a portion of the mortality risk on certain term life policies with a pool of reinsurers.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.
(See Note 3 for discussion of reinsurance agreements with ALIC.)

                                                                                       2000         1999         1998
                                                                                       ----         ----         ----
PREMIUMS AND CONTRACT CHARGES
Direct                                                                              $ 150,498    $ 105,580    $ 121,881
Assumed - non-affiliate                                                                 1,194        1,047          375
Ceded
    Affiliate                                                                          (4,621)      (3,408)      (2,518)
    Non-affiliate                                                                        (870)        (845)        (686)
                                                                                    ---------    ---------    ---------
      Premiums and contract charges, net of reinsurance                             $ 146,201    $ 102,374    $ 119,052
                                                                                    =========    =========    =========

                                                                                       2000         1999         1998
                                                                                       ----         ----         ----
POLICY BENEFITS AND CERTAIN COSTS AND EXPENSES
Direct                                                                              $ 271,326    $ 208,292    $ 216,074
Assumed - non-affiliate                                                                   559          509          205
Ceded
    Affiliate                                                                            (496)        (211)        (315)
    Non-affiliate                                                                        (361)      (1,187)        (393)
                                                                                    ---------    ---------    ---------
      Policy benefits and certain costs and expenses, net of reinsurance            $ 271,028    $ 207,403    $ 215,571
                                                                                    =========    =========    =========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


     Included in reinsurance recoverables at December 31, 2000 and 1999 are the net amounts owed to ALIC of $569 and $458, respectively.

9.   COMMITMENTS AND CONTINGENT LIABILITIES

REGULATIONS AND LEGAL PROCEEDINGS

     The Company's business is subject to the effect of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulation, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

MARKETING AND COMPLIANCE ISSUES

     Companies operating in the insurance and financial services markets have come under the scrutiny of regulators with respect to market conduct and compliance issues. Under certain circumstances, companies have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. The Company monitors its sales materials and enforces compliance procedures to mitigate exposure to potential litigation. The Company is a member of the Insurance Marketplace Standards Association, an organization that advocates ethical market conduct.

10.  INCOME TAXES

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


     The components of the deferred income tax assets and liabilities at December 31, are as follows:

                                                                             2000            1999
                                                                             ----            ----
DEFERRED ASSETS
Life and annuity reserves                                                $    49,070     $    42,248
Discontinued operations                                                          366             366
Other postretirement benefits                                                    284             296
Other assets                                                                   1,150           1,319
                                                                         -----------     -----------

      Total deferred assets                                                   50,870          44,229

DEFERRED LIABILITIES

Deferred policy acquisition costs                                            (32,047)        (25,790)
Unrealized net capital gains                                                 (63,669)        (16,280)
Difference in tax bases of investments                                        (5,952)         (3,194)
Prepaid commission expense                                                      (759)           (682)
Other liabilities                                                             (1,624)         (1,360)
                                                                         -----------     -----------

      Total deferred liabilities                                            (104,051)        (47,306)
                                                                         -----------     -----------

      Net deferred liability                                             $   (53,181)    $    (3,077)
                                                                         ===========     ===========

     Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on the assumptions that certain levels of income will be achieved.

     The components of income tax expense for the year ended December 31, are as follows:

                                                        2000         1999         1998
                                                        ----         ----         ----
Current                                               $ 12,901     $  8,650     $ 13,679
Deferred                                                 2,715        5,990        1,255
                                                      --------     --------     --------
      Total income tax expense                        $ 15,616     $ 14,640     $ 14,934
                                                      ========     ========     ========

     The Company paid income taxes of $11,310, $12,547 and $3,788 in 2000, 1999 and 1998, respectively. The Company had a current income tax liability of $11,723 and $10,132 at December 31, 2000 and 1999, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                                              2000             1999              1998
                                                              ----             ----              ----
Statutory federal income tax rate                            35.0%            35.0%             35.0%
State income tax expense                                      1.0              1.6               1.6
Other                                                        (2.4)            (1.1)             (1.5)
                                                             ----             ----              ----
Effective income tax rate                                    33.6%            35.5%             35.1%
                                                             ====             ====              ====

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2000, approximately $389, will result in federal income taxes payable of $136 if distributed by the Company. No provision

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

11.  STATUTORY FINANCIAL INFORMATION

     The Company's statutory capital and surplus was $238,158 and $214,738 at December 31, 2000 and 1999, respectively. The Company's statutory net income was $26,088, $18,767 and $13,649 for the years ended December 31, 2000, 1999 and
1998, respectively.

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

     The NAIC has approved a January 1, 2001 implementation date for newly developed statutory accounting principles ("codification"). The Company's state of domicile, New York, has rejected certain accounting principles, specifically Statement of Statutory Accounting Principle ("SSAP") No. 10, accounting for taxes and continues to review codification and existing statutory accounting requirements to align existing state laws and regulations as necessary. The Company currently estimates it will record an increase to surplus of approximately $4.5 million at implementation. The increase to surplus is primarily due to favorable treatment investment write-downs receive within the asset valuation reserve and the reclassification of private placement prepayment penalties and mortgage loan make-whole fees from the interest maintenance reserve to investment income. The NAIC has installed a formal maintenance process to develop and propose new guidance, as well as on-going clarification and interpretation of issues. The impact of any future changes will be recorded as they are approved.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2001 without prior approval of the New York State Insurance Department is $23,566.

     In the twelve-month period beginning January 1, 2000, the Company did not pay any dividends.

RISK-BASED CAPITAL

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2000, RBC for the Company was significantly above a level that would require regulatory action.

12.  BENEFIT PLANS

PENSION PLANS

     Defined benefit pension plans, sponsored by AIC, cover domestic full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service and eligible annual

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)


compensation. AIC's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The (benefit) and cost to the Company included in net income was $(62), $(263) and $382 for the pension plans in 2000, 1999 and 1998, respectively.

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

PROFIT SHARING PLAN

     Employees of the Corporation are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). Contributions are based on the Corporation's matching obligation and performance.

     The Company's allocation of profit sharing expense was $198, $176, $567 in 2000, 1999 and 1998, respectively.

13.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                           2000                                1999                              1998
                            ---------------------------------- ----------------------------------- --------------------------------
                                                      After-                              After-                            After-
                               Pretax       Tax        tax        Pretax       Tax         tax       Pretax       Tax        tax
                               ------       ---        ---        ------       ---         ---       ------       ---        ---
UNREALIZED CAPITAL GAINS
 AND LOSSES:
   Unrealized holding
      gains (losses)
      arising during
      the period             $ 129,754   $ (45,414)  $ 84,340   $ (83,241)  $  29,134   $ (54,107)  $ 33,218   $ (11,626)  $ 21,592
   Less: reclassification
      adjustments               (5,643)      1,975     (3,668)     (2,207)        772      (1,435)     4,869      (1,704)     3,165
                             ---------   ---------   --------   ---------   ---------   ---------   --------   ---------   --------
Unrealized net capital
  gains (losses)               135,397     (47,389)    88,008     (81,034)     28,362     (52,672)    28,349      (9,922)    18,427
                             ---------   ---------   --------   ---------   ---------   ---------   --------   ---------   --------
Other comprehensive
  income (loss)              $ 135,397   $ (47,389)  $ 88,008   $ (81,034)  $  28,362   $ (52,672)  $ 28,349   $  (9,922)  $ 18,427
                             =========   =========   ========   =========   =========   =========   ========   =========   ========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE

                                ($ IN THOUSANDS)

                                                                      GROSS                                   NET
YEAR ENDED DECEMBER 31, 2000                                         AMOUNT              CEDED              AMOUNT
----------------------------                                         ------              -----              ------
Life insurance in force                                         $    15,916,421    $      1,592,962    $    14,323,459
                                                                ===============    ================    ===============

Premiums and contract charges:
    Life and annuities                                          $       143,550    $          4,706    $       138,844
    Accident and health                                                   8,142                 785              7,357
                                                                ---------------    ----------------    ---------------
                                                                $       151,692    $          5,491    $       146,201
                                                                ===============    ================    ===============


                                                                      GROSS                                   NET
YEAR ENDED DECEMBER 31, 1999                                         AMOUNT              CEDED              AMOUNT
----------------------------                                         ------              -----              ------
Life insurance in force                                         $    14,140,049    $      1,066,993    $    13,073,056
                                                                ===============    ================    ===============

Premiums and contract charges:
    Life and annuities                                          $        99,760    $          3,397    $        96,363
    Accident and health                                                   6,867                 856              6,011
                                                                ----------------   ----------------    ---------------
                                                                $       106,627    $          4,253    $       102,374
                                                                ===============    ================    ===============


                                                                      GROSS                                   NET
YEAR ENDED DECEMBER 31, 1998                                         AMOUNT              CEDED              AMOUNT
----------------------------                                         ------              -----              ------
Life insurance in force                                         $    12,656,826    $        857,500    $    11,799,326
                                                                ===============    ================    ===============

Premiums and contract charges:
    Life and annuities                                          $       116,455    $          2,318    $       114,137
    Accident and health                                                   5,801                 886              4,915
                                                                ---------------    ----------------    ---------------
                                                                $       122,256    $          3,204    $       119,052
                                                                ===============    ================    ===============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                ($ IN THOUSANDS)

                                                    BALANCE AT       CHARGED TO                         BALANCE AT
                                                    BEGINNING         COSTS AND                           END OF
                                                    OF PERIOD         EXPENSES         DEDUCTIONS         PERIOD
                                                    ---------         --------         ----------         ------
YEAR ENDED DECEMBER 31, 2000
----------------------------
Allowance for estimated losses
   on mortgage loans                              $         600     $          -      $        481     $         119
                                                  =============     ============      ============     =============

YEAR ENDED DECEMBER 31, 1999
----------------------------
Allowance for estimated losses
   on mortgage loans                              $         600     $          -      $          -     $         600
                                                  =============     ============      ============     =============

YEAR ENDED DECEMBER 31, 1998
----------------------------
Allowance for estimated losses
   on mortgage loans                              $         486     $        114      $          -     $         600
                                                  =============     ============      ============     =============