Form 10-Q
period 2001-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2001-05-15
CIK 839759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes /X/        No


     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 2001; there were 100,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Operations
            Three Months Ended March 31, 2001 and
            March 31, 2000 (Unaudited)....................................... 3

            Statements of Financial Position
            March 31, 2001 (Unaudited) and December 31, 2000................. 4

            Statements of Cash Flows
            Three Months Ended March 31, 2001 and
                  March 31, 2000 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................11

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK*       N/A



                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................19

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................19

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................19

SIGNATURE PAGE...............................................................20





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF OPERATIONS



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                              ------------------------------------------
(in thousands)                                                                      2001                    2000
                                                                              ------------------     -------------------
                                                                                             (Unaudited)
Revenues
Premiums (net of reinsurance ceded
   of $1,239 and $1,370)                                                        $        20,214         $        27,580
Contract charges                                                                         10,354                  10,822
Net investment income                                                                    48,486                  40,566
Realized capital gains and losses                                                           777                    (700)
                                                                                ---------------          --------------
                                                                                         79,831                  78,268
                                                                                ---------------          --------------

Costs and expenses
Contract benefits (net of reinsurance recoveries
   of $243 and $373)                                                                     55,783                  59,520
Amortization of deferred policy acquisition costs                                         1,696                   2,533
Operating costs and expenses                                                              7,744                   6,500
                                                                                ---------------           -------------
                                                                                         65,223                  68,553
                                                                                ---------------           -------------

Income from operations before income tax expense and cumulative effect of change in accounting for derivative
     financial instruments, after-tax                                                    14,608                   9,715

Income tax expense                                                                        5,055                   3,360
                                                                                ---------------            ------------

Income before cumulative effect of change in accounting for derivative
     financial instruments, after-tax                                                     9,553                   6,355

Cumulative effect of change in accounting for derivative
     financial instruments, after-tax                                                      (147)                      -
                                                                                ---------------            ------------

Net income                                                                      $         9,406            $      6,355
                                                                                ===============            ============







                                 See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION


                                                                            March 31,             December 31,
                                                                              2001                    2000
                                                                        ------------------     -------------------
                                                                           (Unaudited)
(in thousands, except par value data)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $2,357,944 and $2,260,087)                         $      2,615,615       $       2,476,132
   Mortgage loans                                                                 206,357                 207,857
   Policy loans                                                                    32,285                  58,224
   Short-term                                                                     101,743                  31,772
                                                                         ----------------       -----------------
         Total investments                                                      2,956,000               2,773,985

Cash                                                                                6,329                   2,162
Deferred policy acquisition costs                                                 132,366                 124,601
Accrued investment income                                                          29,035                  32,422
Reinsurance recoverables, net                                                       1,182                   1,269
Other assets                                                                        6,548                   7,980
Separate Accounts                                                                 521,902                 560,089
                                                                         ----------------       -----------------
         Total assets                                                    $      3,653,362       $       3,502,508
                                                                         ================       =================

Liabilities
Reserve for life-contingent contract benefits                            $      1,275,917       $       1,226,349
Contractholder funds                                                            1,182,607               1,107,495
Current income taxes payable                                                       11,479                  11,723
Deferred income taxes                                                              61,810                  53,181
Other liabilities and accrued expenses                                            157,781                 117,304
Payable to affiliates, net                                                          2,467                   3,556
Separate Accounts                                                                 521,902                 560,089
                                                                         ----------------       -----------------
         Total liabilities                                                      3,213,963               3,079,697
                                                                         ----------------       -----------------

Commitments and Contingent Liabilities (Note 5)

Shareholder's equity
Common stock, $25 par value, 100,000 shares
      authorized, issued and outstanding                                            2,500                   2,500
Additional capital paid-in                                                         45,787                  45,787
Retained income                                                                   265,688                 256,282

Accumulated other comprehensive income:
    Unrealized net capital gains                                                  125,424                 118,242
                                                                          ---------------        ----------------
         Total accumulated other comprehensive income                             125,424                 118,242
                                                                          ---------------        ----------------
         Total shareholder's equity                                               439,399                 422,811
                                                                          ---------------        ----------------
         Total liabilities and shareholder's equity                       $     3,653,362        $      3,502,508
                                                                          ===============        ================

                                See notes to financial statements.

                                ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                         STATEMENTS OF CASH FLOWS



                                                                             Three months ended
                                                                                  March 31,
                                                                  ------------------------------------------
(in thousands)                                                          2001                    2000
                                                                  ------------------     -------------------
                                                                                 (Unaudited)
Cash flows from operating activities
Net income                                                         $          9,406       $           6,355
Adjustments to reconcile net income to net cash
    provided by operating activities
       Amortization and other non-cash items                                (12,519)                 (9,940)
       Realized capital gains and losses                                       (777)                    700
       Interest credited to contractholder funds                             12,295                   8,043
       Changes in:
           Life-contingent contract benefits and
               contractholder funds                                          16,170                  25,538
           Deferred policy acquisition costs                                (12,876)                (11,400)
           Income taxes payable                                               4,518                   2,972
           Other operating assets and liabilities                            14,594                 (15,209)
                                                                   ----------------        ----------------
               Net cash provided by operating activities                     30,811                   7,059
                                                                   ----------------        ----------------

Cash flows from investing activities
Proceeds from sales of fixed income securities                               23,200                  58,539
Investment collections
       Fixed income securities                                               17,710                  11,999
       Mortgage loans                                                         1,489                   1,233
Investment purchases
       Fixed income securities                                              (96,791)               (203,844)
       Mortgage loans                                                             -                 (30,482)
Change in short-term investments, net                                       (42,254)                 44,369
Change in policy loans, net                                                    (513)                   (246)
                                                                   ----------------         ---------------
               Net cash used in investing activities                        (97,159)               (118,432)
                                                                   ----------------         ---------------

Cash flows from financing activities
Contractholder fund deposits                                                121,578                 135,784
Contractholder fund withdrawals                                             (51,063)                (23,865)
                                                                   ----------------         ---------------
               Net cash provided by financing activities                     70,515                 111,919
                                                                   ----------------         ---------------

Net increase in cash                                                          4,167                     546
Cash at beginning of period                                                   2,162                   1,135
                                                                   ----------------         ---------------
Cash at end of period                                              $          6,329         $         1,681
                                                                   ================         ===============



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

     The financial statements and notes as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

New accounting standards

     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of January 1, 2001. The impact of SFAS No. 133 and SFAS No. 138 (the "statements") to the Company was a loss of $147 thousand, after-tax, and is reflected as a cumulative effect of change in accounting principle on the Statements of Operations.

     The statements require that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through net income or recognized in accumulated other comprehensive income until the hedged item is recognized in net income.

2.   Accounting policy for derivative financial instruments

     The Company holds financial futures contracts that are derivative financial instruments. Derivatives are accounted for on a fair value basis, and reported as Other assets. Hedge accounting is not applied to strategies which utilize the financial futures contracts for interest rate risk management purposes. Therefore, the gains and losses pertaining to the change in the fair value of the financial futures contracts are recognized in Realized capital gains and losses during the period on a current basis.

3.   Derivative financial instruments

     The Company utilizes financial futures contracts to reduce its exposure to market risk, specifically interest rate risk, in conjunction with asset/liability management. The Company does not hold or issue these instruments for trading purposes. Financial futures are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its asset/liability management, the Company generally utilizes futures to manage its market risk related to anticipatory investment purchases and sales. Futures used to reduce interest rate risk related to anticipatory transactions pertain to identified transactions that are probable to occur and are generally completed within 90 days.

                   Allstate Life Insurance Company of New York
                          Notes to Financial Statements
                                   (Unaudited)


Futures contracts have limited off-balance-sheet credit risk as they are executed on organized exchanges and require security deposits, as well as the daily cash settlement of margins. The Company has not pledged any securities as collateral at March 31, 2001.

    The credit exposure, fair value and carrying value of the Company's financial futures at March 31, 2001, were $90 thousand, $90 thousand and $90 thousand, respectively.

    Credit exposure represents the Company's potential loss if all of the counterparties failed to perform under the contractual terms of the contracts and all collateral, if any, became worthless. This exposure is measured by the fair value of contracts with a positive fair value at the reporting date reduced by the effect, if any, of master netting agreements.

    The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. To date, the Company has not incurred any losses as financial futures contracts have limited off-balance-sheet credit risk, they are executed on organized exchanges and require daily cash settlement of margins.

     Fair value is the estimated amount that the Company would receive (pay) to terminate or assign the derivative contracts at the reporting date.

     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all derivative financial instruments that the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. The Company mitigates this risk through established risk control limits set by senior management.

                   Allstate Life Insurance Company of New York
                          Notes to Financial Statements
                                   (Unaudited)


4.   Comprehensive Income

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                         Three months ended March 31,
                                            ---------------------------------------------------------------------------
   (in thousands)                                          2001                                  2000
                                            ------------------------------------ --------------------------------------

                                                                      After-                                 After-
                                               Pretax       Tax        tax          Pretax        Tax         tax
   Unrealized capital gains and losses:
     Unrealized   holding   gains   (losses)
       arising during the period            $ 11,826    $ (4,139)     $ 7,687    $  12,565   $  (4,397)    $   8,168
     Less:  reclassification adjustments         777        (272)         505         (765)        268          (497)
                                            --------    --------      -------    ---------   ---------     ---------
    Other comprehensive income (loss)       $ 11,049    $ (3,867)       7,182    $  13,330   $  (4,665)        8,665
                                            ========    ========                 =========   =========

   Net income                                                           9,406                                  6,355
                                                                      -------                              ---------

   Comprehensive income                                               $16,588                              $  15,020
                                                                      =======                              =========


                   Allstate Life Insurance Company of New York
                          Notes to Financial Statements
                                   (Unaudited)



5.   Regulation and Legal Proceedings

     The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent state and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, proposed legislation to prohibit the use of gender in determining insurance rates and benefits and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     In the normal course of its business, the Company is involved from time to time in pending and threatened litigation and regulatory actions in which claims for monetary damages are asserted. Regulatory actions include, but are not limited to, market conduct and compliance issues. At this time, based on the present status of such litigation and regulatory actions, it is in the opinion of management that the ultimate liability, if any, in one or more of these matters in excess of amounts currently reserved is not expected to have a material adverse effect on the results of operations, liquidity or financial position of the Company.

                   Allstate Life Insurance Company of New York
                          Notes to Financial Statements
                                   (Unaudited)


6.   Reinsurance

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

                                                                                          Three months ended
                                                                                                  March 31,
                                                                                 -----------------------------------
     (in thousands)                                                                    2001                2000
                                                                                 ---------------     ---------------
     Premiums and contract charges
     Direct                                                                       $      31,611       $    39,442
     Assumed - non-affiliate                                                                196               330
     Ceded
        Affiliate                                                                        (1,019)           (1,149)
        Non-affiliate                                                                      (220)             (221)
                                                                                  -------------       -----------
           Premiums and contract charges, net of reinsurance                      $      30,568       $    38,402
                                                                                  =============       ===========


                                                                                          Three months ended
                                                                                                March 31,
                                                                                 -----------------------------------
     (in thousands)                                                                    2001                2000
                                                                                 ---------------     ---------------
     Contract benefits
     Direct                                                                       $     55,980        $   59,900
     Assumed - non-affiliate                                                                46                (7)
     Ceded
         Affiliate                                                                         (55)             (225)
         Non-affiliate                                                                    (188)             (148)
                                                                                  ------------        ----------
           Contract benefits, net of reinsurance                                  $     55,783        $   59,520
                                                                                  ============        ==========

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I. Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1 and Part II. Items 7 and 8 of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

     The Company, a wholly owned subsidiary of ALIC, which is a wholly owned subsidiary of AIC, a wholly owned subsidiary of the Corporation, markets life and investment products in the state of New York through a combination of exclusive agencies, securities firms, banks, specialized brokers and direct response marketing. Life products consist of traditional products, including term and whole life, interest-sensitive life and immediate annuities with life contingencies. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted and variable annuities.

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000



FINANCIAL HIGHLIGHTS

                                                                    Three months ended
                                                                         March 31,
                                                            -----------------------------------
(in thousands)                                                   2001                2000
                                                            ---------------    ----------------

Statutory premiums and deposits                                $   167,772        $    194,149
                                                               ===========        ============

Investments                                                    $ 2,956,000        $  2,345,948
Separate Accounts assets                                           521,902             481,167
                                                               -----------        ------------
Investments, including Separate Accounts assets                $ 3,477,902        $  2,827,115
                                                               ===========        ============

GAAP Premiums                                                  $    20,214        $     27,580
Contract charges                                                    10,354              10,822
Net investment income                                               48,486              40,566
Contract benefits                                                   55,783              59,520
Amortization and Operating costs and expenses                        9,440               9,033
                                                               -----------        ------------
Operating income before tax                                         13,831              10,415
Income tax expense                                                   4,777               3,618
                                                               -----------        ------------
Operating income (1)                                                 9,054               6,797
Realized capital gains and losses, net of tax (2)                      499                (442)
Cumulative effect of change in accounting
     principle, after-tax                                             (147)                  -
                                                               -----------        ------------
Net income                                                     $     9,406        $      6,355
                                                               ===========        ============

1) The supplemental operating information presented above allows for a more complete analysis of results of operations. The net effects of realized capital gains and losses have been excluded due to its volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any generally accepted accounting principle ("GAAP") measure of performance. The method of calculating operating income presented above may be different from the method used by other companies and therefore comparability may be limited.
  (2) Realized capital gains and losses, after-tax is presented net of the effects of the Company's deferred policy acquisition cost amortization to the extent that such effects resulted from the recognition of realized capital gains and losses.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000

Statutory premiums and deposits

    Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends. The following table summarizes statutory premiums and deposits by product line.

                                                              Three months ended
                                                                   March 31,
                                                    ---------------------------------------
   (in thousands)                                          2001                  2000
                                                    -------------------    ----------------
   Life products
        Interest-sensitive                          $           12,241     $        13,407
        Traditional                                              5,602               3,208
        Other                                                    2,119               1,719
                                                    ------------------     ---------------
              Total life products                               19,962              18,334
                                                    ------------------     ---------------

   Investment products
         Fixed                                      $           81,852     $       122,824
         Variable                                               65,958              52,991
                                                    ------------------     ---------------
              Total investment products                        147,810             175,815
                                                    ------------------     ---------------
   Total                                            $          167,772     $       194,149
                                                    ==================     ===============



    Statutory premiums and deposits decreased $26.4 million or 13.6% in the first three months of 2001 as compared to the same period last year. Sales of variable annuities increased 24.5% from the comparable period in 2000 due to additional sales of the Putnam Allstate Advisor and the introduction of a new variable annuity product from a new bank relationship. This increase was more than offset by a 33.4% decrease in fixed annuity sales compared to the first quarter of 2000. Fixed annuity sales were down in the banking channel as a result of lower interest rates and increased competition. Statutory premiums on life products increased 8.8% in the first three months of 2001 compared to the same period last year due to increased sales of term products.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000

GAAP premiums and contract charges

    Under GAAP, premiums represent revenue generated from life products with significant mortality or morbidity risks. Revenues for interest-sensitive life insurance and other products that are largely investment-related, for which deposits are treated as liabilities, are reflected as contract charges. Immediate annuities may be purchased with a life contingency whereby mortality risk is a significant factor, therefore the revenues generated on these contracts are recognized as GAAP premiums. The following table summarizes GAAP premiums and contract charges.

                                                                  Three months ended
                                                                       March 31,
                                                          -----------------------------------
  (in thousands)                                               2001                2000
                                                          ---------------     ---------------
  Premiums
       Traditional life                                    $       5,656       $       3,208
       Immediate annuities with life contingencies                12,440              22,644
       Other                                                       2,118               1,728
                                                           -------------        ------------
            Total premiums                                        20,214              27,580
                                                           -------------        ------------

  Contract Charges
       Interest-sensitive life                             $       6,880        $      8,059
       Variable annuities                                          2,272               2,025
       Other                                                       1,202                 738
                                                           -------------        ------------
            Total contract charges                                10,354              10,822
                                                           -------------        ------------

            Total Premiums and Contract Charges            $      30,568        $     38,402
                                                           =============        ============



    Total premiums were $20.2 million for the first three months of 2001 compared to $27.6 million the same period last year. Increased sales of traditional life and other were more than offset by lower sales of immediate annuities with life contingencies. Immediate annuities with life contingencies decreased due to volatile market conditions and competitive pressures. The types of immediate annuities sold may fluctuate significantly from period to period, which impacts premiums reported.

    Total contract charges decreased 4.3% during the first three months of 2001 as compared to the same period last year. Increased contract charges on variable annuities and other products was more than offset by declines in contract charges on interest-sensitive life products. Contract charges on variable annuities increased as a result of higher account values during the first quarter of 2001 as compared to the same period last year. Lower contract charges on interest-sensitive life products resulted from decreased cost of insurance charges in 2001 as compared to 2000.

Net investment income

     Net investment income increased 19.5% in the first three months of 2001 as compared to the same period last year. The increase was due to higher investment balances and increased investment yields. Investments, excluding unrealized gains and losses on fixed income securities, grew 5.5% in the first three months of 2001 as compared to same period last year.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000



Realized capital gains and losses, after-tax

     Realized capital gains, after-tax, were $499 thousand in the first three months of 2001 compared to realized capital losses of $442 thousand in the same period last year. The realized capital gains in 2001 were related to asset investment sales that were made to better manage asset and liability duration and facilitate investing in higher yielding securities. Period to period fluctuations in realized capital gains and losses are largely the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as valuation assessments of individual securities and overall market conditions.

Operating income

     Operating income increased 33.2% or $2.3 million in the first three months of 2001 compared to the same period last year. Increased net investment income and lower contract benefits were partially offset by decreased premiums and higher expenses.

     Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased by $2.9 million primarily due to a larger asset base coupled with slightly higher yielding assets.

     Mortality margin, which represents premiums and insurance charges in excess of related policy benefits, was impacted favorably by $400 thousand, as mortality results were positive in first three months of 2001.

     Increased expenses during the first three months of 2001 are due primarily to additional investments in technology, distribution and marketing.

INVESTMENTS

     The composition of the investment portfolio at March 31, 2001 is presented in the table below:

                                                                 Percent
(in thousands)                                                  to total
                                                                --------

Fixed income securities (1)                  $ 2,615,615            88.5%
Mortgage loans                                   206,357             7.0
Policy loans                                      32,285             1.1
Short-term                                       101,743             3.4
                                             -----------          ------

    Total                                    $ 2,956,000           100.0%
                                             ===========           =====


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $2,357,944 at March 31, 2001.

    Total investments were $3.0 billion at March 31, 2001 compared to $2.8 billion at December 31, 2000. The increase was due to positive cash flows generated from operations and increases in unrealized capital gains on fixed income securities. At March 31, 2001, unrealized capital gains on the fixed income securities portfolio were $257.7 million compared to $216.0 million at December 31, 2000.

    At March 31, 2001, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A, Baa, or a comparable Company internal rating.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000


Separate Accounts

     Separate Accounts assets and liabilities decreased 6.8% to $521.9 million at March 31, 2001 from the December 31, 2000 balance. The decrease was primarily attributable to unfavorable investment performance of the Separate Accounts investments portfolio and an increase in surrenders and withdrawals.

Capital Resources and Liquidity

     The Company's principal sources of funds are premiums and contract charges; deposits; receipts of principal and interest from the investment portfolio; and capital contributions from ALIC, its parent. The primary uses of these funds are to purchase investments and pay policyholder claims, benefits, contract maturities, contract surrenders and withdrawals, operating costs and dividends to ALIC.

     The maturity structure of the Company's fixed income securities, which represent 88.5% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life insurance products, is subject to discretionary surrenders and withdrawals by contractholders. Total surrenders and withdrawals for the three month period ended March 31, 2001 were $25.4 million compared with $18.9 million for the same period last year. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including the restructuring by reinsurers of their capital structures and segregation by the industry generally of reinsurance exposure into separate legal entities with dedicated capital.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest, as compared to rates offered on some of the Company's products, could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

o The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges realized by the Company to decrease.

o In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company adjusts the effective duration of the assets and liabilities of the Company's investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

o The Company's policy acquisition costs related to contractholder funds are amortized in proportion to gross profits over the estimated lives of the contract periods. Assumptions underlying the gross profits, which include estimated fees, investment and expense margins, are periodically updated to reflect actual experience resulting in adjustments to the cumulative amortization of these costs. These adjustments may have a material effect on results of operations.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2001 AND 2000


o The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more these agreements due to changes in control of any of these entities or other factors could have a detrimental effect on the Company's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

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

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to use its capital in other ways.

o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry.

     - At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     - At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K


(2)  None

(3)(i) Restated Certificate of Incorporation of Allstate Life Insurance Company of New York (Incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998, dated March 30, 1999)

(3)(ii) Amended By-laws of Allstate Life Insurance Company of New York (Incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998, dated March 30, 1999)

(4)  None

(10) None

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 2001.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2001.



                           ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                           -------------------------------------------
                                  (Registrant)






/s/ THOMAS J. WILSON, II            PRESIDENT AND CHAIRMAN OF THE BOARD
- ------------------------          (Authorized Officer of Registrant)
 THOMAS J. WILSON, II



/s/ SAMUEL H. PILCH                 CONTROLLER
- ------------------------          (Chief Accounting Officer)
 SAMUEL H. PILCH