Form 10-Q
period 2001-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2001-08-14
CIK 839759

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

                 For the quarterly period ended: June 30, 2001

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


     Indicate the number of shares of each of the issuer's classes of common stock, as of July 31, 2001; there were 100,000 shares of common capital stock outstanding, par value $25 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Operations for the Three Month and
            Six Month Periods Ended June 30, 2001 and
            2000 (unaudited)................................................ 3

            Statements of Financial Position as of
            June 30, 2001 (unaudited) and December 31, 2000................. 4

            Statements of Cash Flows for the
            Six Month Periods Ended June 30, 2001 and
            2000 (unaudited)................................................ 5

            Notes to Financial Statements.(unaudited)....................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....................10

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................18

SIGNATURE PAGE...............................................................19





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                      PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS
               ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF OPERATIONS



                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                         June 30,
                                                                   -----------------------------    ---------------------------
                                                                   -----------------------------    ---------------------------
(in thousands)                                                        2001               2000         2001              2000
                                                                   -------------     -----------    ------------    -----------
                                                                   -------------     -----------    ------------    -----------
                                                                            (Unaudited)                      (Unaudited)
Revenues
Premiums                                                           $   26,779        $    14,852    $    46,993     $   42,432
Contract charges                                                       10,117             10,318         20,471         21,140
Net investment income                                                  50,209             43,924         98,695         84,490
Realized capital gains and losses                                      (3,229)            (2,211)        (2,452)        (2,911)
                                                                   ----------        -----------    -----------     ----------
                                                                       83,876             66,883        163,707        145,151
                                                                   ----------        -----------    -----------     ----------

Costs and expenses
Contract benefits                                                      63,865             45,680        119,648        105,200
Amortization of deferred policy acquisition costs                       2,089              2,942          3,785          5,475
Operating costs and expenses                                            8,050              4,306         15,794         10,806
                                                                   ----------        -----------     ----------     ----------
                                                                       74,004             52,928        139,227        121,481
                                                                   ----------        -----------     ----------     ----------

Income from operations before income tax expense
   and cumulative effect of change in accounting principle              9,872             13,955         24,480         23,670

Income tax expense                                                      3,402              4,470          8,457          7,830
                                                                   ----------        -----------     ----------     ----------

Income before cumulative effect of change
    in accounting principle                                             6,470              9,485         16,023         15,840

Cumulative effect of change in accounting for derivative
     financial instruments, after-tax                                       -                  -           (147)             -
                                                                   ----------        -----------     ----------     ----------
Net income                                                         $    6,470        $     9,485     $   15,876     $   15,840
                                                                   ==========        ===========     ==========     ==========







                   See notes to financial statements.

                                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                        STATEMENTS OF FINANCIAL POSITION


                                                                            June 30,              December 31,
                                                                              2001                    2000
                                                                        ------------------     -------------------
                                                                        ------------------     -------------------
                                                                           (Unaudited)
(in thousands, except par value data)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $2,481,663 and $2,260,087)                              $ 2,693,767             $ 2,476,132
   Mortgage loans                                                                 211,962                 207,857
   Short-term                                                                     121,962                  58,224
   Policy- loans                                                                   32,370                  31,772
                                                                              -----------             -----------
         Total investments                                                      3,060,061               2,773,985

Cash                                                                                1,315                   2,162
Deferred policy acquisition costs                                                 143,623                 124,601
Accrued investment income                                                          33,068                  32,422
Reinsurance recoverables, net                                                       1,184                   1,269
Other assets                                                                        6,800                   7,980
Separate Accounts                                                                 582,462                 560,089
                                                                              -----------             -----------
         Total assets                                                         $ 3,828,513             $ 3,502,508
                                                                              ===========             ===========

Liabilities
Reserve for life-contingent contract benefits                                 $ 1,274,005             $ 1,226,349
Contractholder funds                                                            1,280,482               1,107,495
Current income taxes payable                                                       12,830                  11,723
Deferred income taxes                                                              58,075                  53,181
Other liabilities and accrued expenses                                            182,145                 117,304
Payable to affiliates, net                                                          3,260                   3,556
Separate Accounts                                                                 582,462                 560,089
                                                                              -----------             -----------
         Total liabilities                                                      3,393,259               3,079,697
                                                                              -----------             -----------

Commitments and Contingent Liabilities (Note 3)

Shareholder's equity
Common stock, $25 par value, 100,000 shares
      authorized, issued and outstanding                                            2,500                   2,500
Additional capital paid-in                                                         45,787                  45,787
Retained income                                                                   272,158                 256,282

Accumulated other comprehensive income:
    Unrealized net capital gains amd net losses on
     derivative financial instruments                                             114,809                 118,242
                                                                              -----------              ----------
         Total accumulated other comprehensive income                             114,809                 118,242
                                                                              -----------              ----------
         Total shareholder's equity                                               435,254                 422,811
                                                                              -----------              ----------
         Total liabilities and shareholder's equity                           $ 3,828,513             $ 3,502,508
                                                                              ===========             ===========

                 See notes to financial statements.

                                ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                         STATEMENTS OF CASH FLOWS



                                                                              Six Months Ended
                                                                                  June 30,
                                                                  ------------------------------------------
                                                                  ------------------------------------------
(in thousands)                                                          2001                    2000
                                                                  ------------------     -------------------
                                                                  ------------------     -------------------
                                                                                 (Unaudited)
Cash flows from operating activities
Net income                                                             $     15,876            $     15,840
Adjustments to reconcile net income to net cash
    provided by operating activities
       Amortization and other non-cash items                                (24,681)                (21,223)
       Realized capital gains and losses                                      2,452                   2,911
       Interest credited to contractholder funds                             26,184                  20,162
       Changes in:
           Life-contingent contract benefits and
               contractholder funds                                          38,740                  31,741
           Deferred policy acquisition costs                                (25,264)                (22,036)
           Income taxes payable                                               1,106                   2,848
           Other operating assets and liabilities                            10,312                  (2,111)
                                                                       ------------            ------------
               Net cash provided by operating activities                     44,725                  28,132
                                                                       ------------            ------------

Cash flows from investing activities
Proceeds from sales of fixed income securities                              122,634                  94,583
Investment collections
       Fixed income securities                                               38,459                  21,727
       Mortgage loans                                                        11,376                   6,179
Investment purchases
       Fixed income securities                                             (332,910)               (324,537)
       Mortgage loans                                                       (15,500)                (30,333)
Change in short-term investments, net                                       (29,260)                 31,589
Change in policy loans, net                                                    (990)                   (412)
                                                                       ------------            ------------
               Net cash used in investing activities                       (206,191)               (201,204)
                                                                       ------------            ------------

Cash flows from financing activities
Contractholder fund deposits                                                261,791                 235,462
Contractholder fund withdrawals                                            (101,172)                (60,801)
                                                                       ------------            ------------
               Net cash provided by financing activities                    160,619                 174,661
                                                                       ------------            ------------

Net (decrease) increase in cash                                                (847)                  1,589
Cash at beginning of period                                                   2,162                   1,135
                                                                       ------------            ------------
Cash at end of period                                                  $      1,315            $      2,724
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

     The financial statements and notes as of June 30, 2001, and for the three month and six month periods ended June 30, 2001 and 2000, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

                  Allstate Life Insurance Company of New York
                          Notes to Financial Statements
                                   (Unaudited)



2.   Comprehensive Income

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                         Three months ended June 30,
                                            ---------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------
   (in thousands)                                          2001                                   2000
                                            ------------------------------------ --------------------------------------

                                                                      After-                                 After-
                                               Pretax       Tax        tax          Pretax        Tax         tax
   Unrealized capital gains and losses
   and net losses on derivative financial
   instruments:
     Unrealized  holding gains (losses)
     arising during the period                $ (18,934)   $  6,627  $ (12,307)  $ (29,731)     $  10,406   $ (19,325)
     Less:  reclassification adjustments         (2,837)        993     (1,844)     (2,122)           743      (1,379)
                                              ---------    --------  ---------   ---------      ---------   ---------
   Unrealized net capital gains and losses      (16,097)      5,634    (10,463)    (27,609)         9,663     (17,946)

     Net losses on derivative financial
     instruments arising during the period         (626)        219       (407)          -              -           -
     Less: reclassification adjustments            (392)        137       (255)          -              -           -
                                              ---------    --------  ---------   ---------      ---------   ---------
   Net losses on derivative financial
   instruments                                     (234)         82       (152)          -              -           -
                                              ---------    --------  ---------   ---------      ---------   ---------
   Other comprehensive income (loss)          $ (16,331)   $  5,716  $ (10,615)  $ (27,609)     $   9,663     (17,946)
                                              =========    ========              =========      =========
   Net income                                                            6,470                                  9,485
                                                                     ---------                              ---------
   Comprehensive (loss)                                              $  (4,145)                             $  (8,461)
                                                                     =========                              =========


                                                                         Six months ended June 30,
                                            ---------------------------------------------------------------------------
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
                                            ------------------------------------ --------------------------------------

                                                                      After-                                 After-
                                               Pretax       Tax        tax          Pretax        Tax         tax

   Unrealized capital gains and losses
   and net losses on derivative financial
   instruments:
     Unrealized holding gains (losses)
   arising during the period                  $  (7,341)   $  2,570   $  (4,771) $   (17,036)   $  5,963    $ (11,073)
     Less:  reclassification adjustments         (2,059)        721      (1,338)      (2,757)        965       (1,792)
                                              ---------    --------   ---------  -----------    --------    ---------
   Unrealized net capital gains and losses       (5,282)      1,849      (3,433)     (14,279)      4,998       (9,281)

     Net losses on derivative financial
     instruments arising during the period         (392)        137        (255)           -           -            -
     Less: reclassification adjustments            (392)        137        (255)           -           -            -
                                              ---------    --------   ---------  -----------    --------    ---------
   Net losses of derivative financial
   instruments                                        -           -           -            -           -            -
                                              ---------    --------   ---------  -----------    --------    ---------
   Other comprehensive income (loss)          $  (5,282)   $  1,849   $  (3,433) $   (14,279)   $  4,998       (9,281)
                                              =========    ========              ===========    ========
   Net income                                                            15,876                                15,840
                                                                      ---------                             ---------
   Comprehensive income                                               $  12,443                             $   6,559
                                                                      =========                             =========

                  Allstate Life Insurance Company of New York
                          Notes to Financial Statements
                                   (Unaudited)


3.   Regulation and Legal Proceedings

     The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent state and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                                                               Three months ended                  Six months ended
                                                                    June 30,                           June 30,
                                                         -------------------------------    -------------------------------
                                                         -------------------------------    -------------------------------
(in thousands)                                                 2001             2000              2001             2000
                                                         ------------      -------------    -------------     -------------
Premiums and contract charges
Direct                                                   $     38,137      $    26,114       $     69,748     $     65,556
Assumed - non-affiliate                                           176              298                372              628
Ceded
   Affiliate                                                   (1,216)          (1,015)            (2,235)          (2,164)
   Non-affiliate                                                 (201)            (227)              (421)            (448)
                                                         ------------      -----------       ------------     ------------
      Premiums and contract charges, net of reinsurance  $     36,896      $    25,170       $     67,464     $     63,572
                                                         ============      ===========       ============     ============



                                                               Three months ended                  Six months ended
                                                                    June 30,                           June 30,
                                                         -------------------------------    -------------------------------
                                                         -------------------------------    -------------------------------
(in thousands)                                                 2001             2000              2001             2000
                                                         ------------      -------------    -------------     -------------
Contract benefits
Direct                                                   $    64,630       $    45,705      $     120,610     $    105,605
Assumed - non-affiliate                                          (40)             (142)                 6             (149)
Ceded
   Affiliate                                                    (435)             (178)              (490)            (403)
   Non-affiliate                                                (290)              295               (478)             147
                                                         -----------       -----------      -------------     ------------

      Contract benefits, net of reinsurance              $    63,865       $    45,680      $     119,648     $    105,200
                                                         ===========       ===========      =============     ============


                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I Item 1 and Part II Items 7 and 8 of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company
("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets life and investment products in the state of New York through a combination of exclusive agencies, securities firms, banks, specialized brokers and direct response marketing. Life products consist of traditional products, including term and whole life, interest-sensitive life and immediate annuities with life contingencies. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted and variable annuities.

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000



FINANCIAL HIGHLIGHTS


                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                      ---------------------------------    ---------------------------------
                                                      ---------------------------------    ---------------------------------
(in thousands)                                              2001                2000             2001              2000
                                                      -------------        ------------    ---------------    --------------
Statutory premiums and deposits                       $     194,428        $    156,376    $       362,200    $      350,525
                                                      =============        ============    ===============    ==============

Investments                                           $   3,060,061        $  2,400,433    $     3,060,061    $    2,400,433
Separate Account assets                                     582,462             497,624            582,462           497,624
                                                      -------------        ------------    ---------------    --------------
Investments, including Separate Accounts assets       $   3,642,523        $  2,898,057    $     3,642,523    $    2,898,057
                                                      =============        ============    ===============    ==============

GAAP Premiums                                         $      26,779              14,852    $        46,993    $       42,432
Contract charges                                             10,117              10,318             20,471            21,140
Net investment income                                        50,209              43,924             98,695            84,490
Contract benefits                                            63,865              45,680            119,648           105,200
Amortization and Operating costs and expenses                10,139               7,248             19,579            16,281
                                                      -------------        ------------    ---------------    --------------
Operating income before tax                                  13,101              16,166             26,932            26,581
Income tax expense                                            4,563               5,244              9,340             8,849
                                                      -------------        ------------    ---------------    --------------
Operating income (1)                                          8,538              10,922             17,592            17,732
Realized capital losses, net of tax                          (2,068)             (1,437)            (1,569)           (1,892)
Cumulative effect of change in accounting
     principle, after-tax                                         -                   -               (147)                -
                                                      -------------        ------------    ---------------    --------------
Net income                                            $       6,470        $      9,485    $        15,876    $       15,840
                                                      =============        ============    ===============    ==============


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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000



Statutory premiums and deposits

     Statutory premiums and deposits, which include premiums and deposits for all products, are used to analyze sales trends. The following table summarizes statutory premiums and deposits by product line.

                                         Three Months Ended                       Six Months Ended
                                              June 30,                                June 30,
                              -------------------------------------    -------------------------------------
                              ---------------      ----------------    ---------------     -----------------
(in thousands)                       2001                 2000               2001                2000
                              ---------------      ----------------    ---------------     -----------------
                              ---------------      ----------------    ---------------     -----------------
Life Products
     Interest-sensitive       $      11,768        $       12,801      $      24,009       $       26,208
     Traditional                      6,497                 4,891             12,099                8,099
     Other                            2,084                 1,769              4,203                3,488
                              -------------        --------------      -------------       --------------
     Total life products             20,349                19,461             40,311               37,795
                              -------------        --------------      -------------       --------------

Investment Products
     Fixed                          102,207                56,483            184,059              179,307
     Variable                        71,872                80,432            137,830              133,423
                              -------------       ---------------      -------------       --------------

Total                         $     194,428       $       156,376      $     362,200       $      350,525
                              =============       ===============      =============       ==============



     Statutory premiums and deposits increased $38.1 million or 24.3% in the second quarter of 2001 as compared to the same period last year and $11.7 million or 3.3% in the first six months of 2001 compared with the same period last year. Increases in statutory premiums and deposits during both periods were the result of increased sales of traditional, other life products and fixed annuities partially offset by decreased sales of interest-sensitive products. Sales of fixed annuities increased 81.0% for the second quarter from the comparable period in 2000. Sales of structured settlements improved as a result of increased focus on capturing cases within the Allstate group of companies, and the expiration of the AIC Surety bond which motivated some brokers to place their business with the Company prior to its expiration. It is uncertain if the elimination of the AIC Surety bond will affect future sales. This increase was partially offset by a 10.6% decrease in variable annuity sales when compared to the same period of 2000. Variable annuity sales were down for the quarter as a result of market volatility. Sales of traditional, variable and fixed annuities increased 49.4%, 3.3%, and 2.7%, respectively, for the six months ended June 30, 2001 compared to the same period last year. These increases were partially offset by an 8.4% decrease in interest-sensitive products compared to the same period last year. While total sales of traditional life premium is down, statutory premiums for these products has increased due to an increase in the amount of premium retained by the Company. The increase in variable annuities was due to strong sales in the banking channel partially offset by lower sales in the securities firms channel. The decrease in interest-sensitive products was due to market conditions.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000


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

                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                  ------------------------------     -------------------------------
                                                  -------------    -------------     ------------     --------------
(in thousands)                                         2001             2000             2001              2000
                                                  -------------    -------------     ------------     --------------
                                                  -------------    -------------     ------------     --------------
Premiums
   Traditional life                               $       6,084     $     4,891      $     11,740     $      8,099
   Immediate annuities with life contingencies           17,368           8,197            29,808           30,840
   Other                                                  3,327           1,764             5,445            3,493
                                                  -------------     -----------      ------------     ------------
        Total premiums                                   26,779          14,852            46,993           42,432
                                                  -------------     -----------      ------------     ------------


Contract charges
    Interest-sensitive life                               6,827           7,757            13,707           15,816
    Variable annuities                                    2,324           2,041             4,596            4,062
    Other                                                   966             520             2,168            1,262
                                                  -------------      ----------      ------------     ------------
       Total contract charges                            10,117          10,318            20,471           21,140
                                                  -------------      ----------      ------------     ------------


       Total premiums and contract charges        $      36,896      $   25,170      $     67,464     $     63,572
                                                  =============      ==========      ============     ============



     Total premiums for the three month and six month periods ended June 30, 2001 increased 80.3% to $26.8 million and 10.7% to $47.0 million, respectively, compared to the same periods last year. The increase for the three month period was due to increased sales of all premium products. The increase for the six month period was due to sales of traditional life and other life premiums partially offset by lower sales of immediate annuities with life contingencies. Sales of immediate annuities may fluctuate from period to period between annuities sold with and without life contingencies and therefore, due to GAAP reporting treatment of annuities with life contingencies, GAAP premium may fluctuate accordingly.

     Total contract charges for the three month and six month periods ended June 30, 2001 decreased 1.9% and 3.2%, respectively, compared to the same periods last year. The decreases for both periods were due to declines in contract charges on interest-sensitive life products partially offset by increased contract charges on variable annuities and other. Contract charges on variable annuity products are generally calculated as a percentage of account value and therefore are impacted by market fluctuations. Variable annuity contract charges for the three month and six month periods of 2001 increased due to higher asset balances resulting from higher sales in late 2000 and first quarter of 2001, partially offset by the impacts of market declines in the period.

Operating income

     Operating income for the second quarter and six month period ended June 30, 2001 decreased 21.8% to $8.5 million and 1.0% to $17.6 million, respectively, compared to the same periods last year. The decrease was the result of increased premiums and net investment income offset by an increase in contract charges and operating expenses.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000


     Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, decreased 3.3% during the current year second quarter as compared to same period last year. This decrease was primarily due to an increase in credited interest in the financial institutions and agent channel. For the first six months of 2001 investment margin increased 12.9% compared to the same period last year due to a larger asset base from additional sales in the structured settlement channel.

     Mortality margin, which represents premiums and insurance charges in excess of related policy benefits, decreased 26.5% during the second quarter of 2001 as compared to the same period last year. During the first six months of 2001, mortality margin decreased 6.0% as compared to the same period last year. These decreases were the result of increased death benefits in the agent channel and mortality losses in the structured channel.

     Increased expenses during the three month and six month periods ended June 30, 2001 are due primarily to additional investments in technology, distribution and marketing.

Net investment income

     Net investment income for the second quarter and six month period ended June 30, 2001 increased 14.3% to $50.2 million and 16.8% to $98.7 million, respectively, as compared to the same periods last year. The increase was due to higher investment balances. Investments, excluding unrealized gains and losses on fixed income securities, grew 22.9% in the first six months of 2001 as compared to same period last year.

After-tax, realized capital gains and losses

     Realized capital losses, after-tax, were $2.1 million for the second quarter of 2001 compared to a realized capital losses, after-tax, of $1.4 million in the same period last year. Realized capital losses, after-tax, were $1.6 million for the six months ended June 30, 2001 compared to realized capital losses of $1.9 million for the same period last year. Period to period fluctuations in realized capital gains and losses are largely the result of timing of sales reflecting management's decision on positioning the portfolio, as well as valuation assessments of individual securities and overall market conditions.


INVESTMENTS

     The composition of the investment portfolio at June 30, 2001 is presented in the table below:

                                                            Percent
(in thousands)                                             to total
                                                           --------

Fixed income securities (1)             $  2,693,767           88.0%
Mortgage loans                               211,962            6.9
Policy loans                                  32,370            1.1
Short-term                                   121,962            4.0
                                         -----------        -------

    Total                               $  3,060,061          100.0%
                                        ============        =======

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $2,481,663 at June 30, 2001.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000



     Total investments were $3.1 billion at June 30, 2001 compared to $2.8 billion at December 31, 2000. The increase was due to amounts invested from positive cash flows generated from operations. At June 30, 2001, unrealized capital gains on the fixed income securities portfolio were $212.1 million compared to $216.0 million at December 31, 2000.

     At June 30, 2001, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A, Baa, or a comparable Company internal rating.

Separate Accounts

     Separate Accounts assets and liabilities increased 4.0% to $582.5 million at June 30, 2001 from the December 31, 2000 balance. The increase was attributable to sales of variable annuities and transfers from the fixed account fund to variable Separate Accounts funds and partially offset by unfavorable investment performance of the Separate Accounts investments portfolio.

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

     The maturity structure of the Company's fixed income securities, which represent 88.0% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life insurance products, is subject to discretionary surrenders and withdrawals by contractholders. Total surrenders and withdrawals for the second quarter and six month period ended June 30, 2001 were $23.2 million and $48.6 million compared with $25.5 million and $44.4 million for the same periods last year. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate. However, management believes that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

     If the expectations or assumptions underlying the forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in our forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

o The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges realized by the Company to decrease.

o In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company adjusts the effective duration of investments and liabilities for contractholder funds and reserves for life-contingent contract benefits. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

o The Company's policy acquisition costs related to contractholder funds are amortized in proportion to gross profits over the estimated lives of the contract periods. Assumptions underlying the gross profits, which include estimated fees and investment and expense margins, are periodically updated to reflect actual experience resulting in adjustments to the cumulative amortization of these costs. These adjustments may have a material effect on results of operations.

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2001 AND 2000


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

o The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

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

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends and use its capital in other ways.

o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry.

     - At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     - At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

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

(4)  None

(10) None

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the second quarter of 2001.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2001.



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