Form 10-Q
period 2001-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2001-11-14
CIK 839759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   September 30, 2001

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-61846

                   Allstate Life Insurance Company of New York
             (Exact Name of Registrant as Specified in Its Charter)

        NEW YORK                                            35-2608394
(State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

  One Allstate Drive                                          11738
  Farmingville, New York                                    (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: 800/256-9392




         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 9, 2001, Registrant had 100,000 shares of common stock outstanding, par value $25 per share, all of which shares are held by Allstate Life Insurance Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 2001



PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

              Condensed Statements of Operations for the Three Month and
              Nine Month Periods Ended September 30, 2001 and
              2000 (unaudited)...............................................3

              Condensed Statements of Financial Position as of
              September 30, 2001 (unaudited) and December 31, 2000...........4

              Condensed Statements of Cash Flows for the
              Nine Month Periods Ended September 30, 2001 and
              2000 (unaudited)...............................................5

              Notes to Condensed Financial Statements (unaudited)............6

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................9




PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.................................................17

Item 5.   Other Information.................................................17

Item 6.   Exhibits and Reports on Form 8-K..................................17

Signature Page..............................................................18

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. CONDENSED FINANCIAL STATEMENTS
                ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                    CONDENSED STATEMENTS OF OPERATIONS



                                                                Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                        -----------------------------------    ----------------------------------
(in thousands)                                               2001                2000               2001               2000
                                                        ---------------     ---------------    ---------------     --------------
                                                                   (Unaudited)                            (Unaudited)
Revenues
Premiums                                                  $    29,445          $   25,321        $    76,438         $   67,753
Contract charges                                               10,150              10,410             30,621             31,550
Net investment income                                          51,377              45,201            150,072            129,691
Realized capital gains and losses                               2,804                 387                352             (2,524)
                                                          -----------          ----------        -----------         ----------
                                                               93,776              81,319            257,483            226,470
                                                          -----------          ----------        -----------         ----------

Costs and expenses
Contract benefits                                              72,704              57,321            192,352            162,521
Amortization of deferred policy acquisition costs               2,183               4,585              5,968             10,060
Operating costs and expenses                                    7,113               6,417             22,907             17,223
                                                          -----------          ----------        -----------         ----------
                                                               82,000              68,323            221,227            189,804
                                                          -----------          ----------        -----------         ----------

Income from operations before income tax expense
 and cumulative effect of change in accounting principle       11,776              12,996             36,256             36,666

Income tax expense                                              4,128               4,698             12,585             12,528
                                                          -----------          ----------        -----------         ----------

Income before cumulative effect of change in
 accounting principle                                           7,648               8,298             23,671             24,138

Cumulative effect of change in accounting for derivative
     financial instruments, after-tax                               -                   -               (147)                 -
                                                          -----------          ----------        -----------         ----------
Net income                                                $     7,648          $    8,298        $    23,524         $   24,138
                                                          ===========          ==========        ===========         ==========







               See notes to condensed financial statements.

                                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                    CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                                          September 30,            December 31,
                                                                               2001                    2000
                                                                        -------------------     -------------------
                                                                           (Unaudited)
(in thousands, except par value data)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $2,577,632 and $2,260,087)                               $ 2,872,595             $ 2,476,132
   Mortgage loans                                                                  227,999                 207,857
   Short-term                                                                      102,844                  58,224
   Policy loans                                                                     32,865                  31,772
                                                                               -----------             -----------
         Total investments                                                       3,236,303               2,773,985

Cash                                                                                 1,631                   2,162
Deferred policy acquisition costs                                                  141,779                 124,601
Accrued investment income                                                           33,218                  32,422
Reinsurance recoverables, net                                                        1,081                   1,269
Other assets                                                                        10,618                   7,980
Separate Accounts                                                                  529,094                 560,089
                                                                               -----------             -----------
         Total assets                                                          $ 3,953,724             $ 3,502,508
                                                                               ===========             ===========

Liabilities
Reserve for life-contingent contract benefits                                  $ 1,348,467             $ 1,226,349
Contractholder funds                                                             1,350,938               1,107,495
Current income taxes payable                                                         9,681                  11,723
Deferred income taxes                                                               71,079                  53,181
Other liabilities and accrued expenses                                             183,307                 117,304
Payable to affiliates, net                                                           1,160                   3,556
Separate Accounts                                                                  529,094                 560,089
                                                                               -----------             -----------
         Total liabilities                                                       3,493,726               3,079,697
                                                                               -----------             -----------

Commitments and Contingent Liabilities (Note 3)

Shareholder's equity
Common stock, $25 par value, 100,000 shares
      authorized, issued and outstanding                                             2,500                   2,500
Additional capital paid-in                                                          45,787                  45,787
Retained income                                                                    279,806                 256,282

Accumulated other comprehensive income:
    Unrealized net capital gains and net losses on
       derivative financial instruments                                            131,905                 118,242
                                                                               -----------             -----------
         Total accumulated other comprehensive income                              131,905                 118,242
                                                                               -----------             -----------
         Total shareholder's equity                                                459,998                 422,811
                                                                               -----------             -----------
         Total liabilities and shareholder's equity                            $ 3,953,724             $ 3,502,508
                                                                               ===========             ===========

            See notes to condensed financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                -------------------------------------------
(in thousands)                                                                         2001                    2000
                                                                                -------------------     -------------------
                                                                                               (Unaudited)
Cash flows from operating activities
Net income                                                                          $  23,524                $  24,138
Adjustments to reconcile net income to net cash
    provided by operating activities
       Amortization and other non-cash items                                          (37,366)                 (32,119)
       Realized capital gains and losses                                                 (352)                   2,524
       Cummulative effect of change in accounting for
              derivative financial instruments                                            147                        -
       Interest credited to contractholder funds                                       45,257                   36,005
       Changes in:
           Life-contingent contract benefits and
               contractholder funds, net of reinsurance recoverable                    59,894                   46,372
           Deferred policy acquisition costs                                          (33,574)                 (21,763)
           Income taxes payable                                                         8,576                   11,781
           Other operating assets and liabilities                                      (4,315)                  (7,990)
                                                                                    ---------                ---------
               Net cash provided by operating activities                               61,791                   58,948
                                                                                    ---------                ---------

Cash flows from investing activities
Proceeds from sales of fixed income securities                                        184,050                  116,102
Investment collections
       Fixed income securities                                                         64,125                   35,058
       Mortgage loans                                                                  13,874                   12,153
Investment purchases
       Fixed income securities                                                       (491,839)                (408,307)
       Mortgage loans                                                                 (33,879)                 (41,729)
Change in short-term investments, net                                                 (16,459)                  21,455
Change in policy loans, net                                                            (1,093)                    (496)
                                                                                    ---------                ---------
               Net cash used in investing activities                                 (281,221)                (265,764)
                                                                                    ---------                ---------

Cash flows from financing activities
Contractholder fund deposits                                                          362,648                  321,818
Contractholder fund withdrawals                                                      (143,749)                (110,233)
                                                                                    ---------                ---------
               Net cash provided by financing activities                              218,899                  211,585
                                                                                    ---------                ---------

Net (decrease) increase in cash                                                          (531)                   4,769
Cash at beginning of period                                                             2,162                    1,135
                                                                                    ---------                ---------
Cash at end of period                                                               $   1,631                $   5,904
                                                                                    =========                =========



                    See notes to condensed financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation

     The accompanying condensed financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

     The condensed financial statements and notes as of September 30, 2001, and for the three month and nine month periods ended September 30, 2001 and 2000, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

New accounting standards

     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of January 1, 2001. The impact of SFAS No. 133 and SFAS No. 138 (the "statements") to the Company was a loss of $147 thousand, after-tax, and is reflected as a cumulative effect of change in accounting principle on the Condensed Statements of Operations.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

2.    Comprehensive Income

    The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                  Three Months Ended September 30,
                                            ---------------------------------------------------------------------------
   (in thousands)                                          2001                                   2000
                                            ------------------------------------ --------------------------------------
                                                                      After-                                 After-
                                               Pretax       Tax        tax          Pretax        Tax         tax
   Unrealized capital gains and losses and
   net gains on derivative financial
   instruments:
     Unrealized   holding   gains   (losses)
      arising during the period                $ 28,868 $ (10,103)    $ 18,765    $   13,717   $  (4,801)  $   8,916
     Less:  reclassification adjustments          2,564      (897)       1,667           260         (91)        169
                                               -------- ---------     --------    ----------   ---------   ---------
   Unrealized net capital gains and (losses)     26,304    (9,206)      17,098        13,457      (4,710)      8,747


     Net gains on derivative financial
     instruments arising during the period          192       (67)         125             -           -           -
     Less: reclassification adjustments             192       (67)         125             -           -           -
                                               -------- ---------     --------   -----------   ---------   ---------
   Net   gains   on   derivative   financial
   instruments                                        -         -            -             -           -           -
                                               -------- ---------     --------   -----------   ---------   ---------
   Other comprehensive income (loss)           $ 26,304 $  (9,206)      17,098   $    13,457   $  (4,710)      8,747
                                               ======== =========                ===========   =========

   Net income                                                            7,648                                 8,298
                                                                      --------                             ---------

   Comprehensive income                                               $ 24,746                             $  17,045
                                                                      ========                             =========

                                                                  Nine Months Ended September 30,
                                            ---------------------------------------------------------------------------
    (in thousands)                                          2001                                  2000
                                            ------------------------------------ --------------------------------------
                                                                      After-                                 After-
                                               Pretax       Tax        tax          Pretax        Tax         tax

   Unrealized capital gains and losses and
   net losses on derivative financial
   instruments:
     Unrealized   holding   gains   (losses)
      arising during the period                $  21,793  $ (7,628)    $ 14,165   $ (3,473)     $ 1,216    $ (2,257)
     Less:  reclassification adjustments            (772)      270         (502)    (2,651)         928      (1,723)
                                               ---------  --------     --------   --------      -------    --------
   Unrealized net capital gains and losses        21,021    (7,358)      13,663       (822)         288        (534)

     Net losses on derivative financial
     instruments arising during the period          (200)       70         (130)         -            -           -
     Less: reclassification adjustments             (200)       70         (130)         -            -           -
                                               ---------  --------     --------   --------      -------    --------
   Net losses on derivative financial
   instruments
                                                       -         -            -          -            -           -
                                               ---------  --------     --------   --------      -------    --------
   Other comprehensive income (loss)           $  21,021  $ (7,358)      13,663   $   (822)    $    288        (534)
                                               =========  =========               ========     ========
   Net income                                                            23,524                              24,138
                                                                       --------                            --------

   Comprehensive income                                                $ 37,187                            $ 23,604
                                                                       ========                            ========


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

     In the normal course of its business, the Company is involved from time to time in pending and threatened litigation and regulatory actions in which claims for monetary damages are asserted. Regulatory actions include, but are not limited to, market conduct and compliance issues. At this time, based on the present status of such litigation and regulatory actions, it is the opinion of management that the ultimate liability, if any, in one or more of these matters in excess of amounts currently reserved is not expected to have a material adverse effect on the results of operations, liquidity or financial position of the Company.


4.   Reinsurance

     The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as the direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of whether losses meet the qualifying conditions of the reinsurance contracts and if the reinsurers have the financial capacity and willingness to pay. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company cedes a portion of the mortality risk on certain term life policies with a pool of reinsurers.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract.

                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                         -------------------------------    -------------------------------
(in thousands)                                                 2001             2000              2001             2000
                                                         --------------    -------------    --------------    -------------
Premiums and contract charges
Direct                                                   $     40,872       $    37,097     $     110,620     $    102,653
Assumed - non-affiliate                                           149               312               521              940
Ceded
   Affiliate                                                   (1,197)           (1,463)           (3,432)          (3,627)
   Non-affiliate                                                 (229)             (215)             (650)            (663)
                                                         ------------       -----------     -------------     ------------
      Premiums and contract charges, net of reinsurance  $     39,595       $    35,731     $     107,059     $     99,303
                                                         ============       ===========     =============     ============



                                                               Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                         -------------------------------    -------------------------------
(in thousands)                                                 2001             2000              2001             2000
                                                         ------------       ------------    -------------     -------------
Contract benefits
Direct                                                   $     72,861       $     57,788    $     193,471     $     163,393
Assumed - non-affiliate                                            72               (282)              78              (431)
Ceded
   Affiliate                                                      (47)               (30)            (537)             (433)
   Non-affiliate                                                 (182)              (155)            (660)               (8)
                                                         ------------       ------------    -------------     -------------
      Contract benefits, net of reinsurance              $     72,704       $     57,321    $     192,352     $     162,521
                                                         ============       ============    =============     =============


                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000

     The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the condensed financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I Item 1 and Part II Items 7 and 8 of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Certain variable annuity contracts have provisions wherein the Company contractually guarantees either a minimum return or account value upon death or annuitization. An actuarial general account reserve is established in the event that the account value of certain contracts are projected to be below the value guaranteed by the Company at the expected date of death or annuitization.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000


FINANCIAL HIGHLIGHTS


                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                         -------------------------------     ----------------------------------
(in thousands)                                              2001                2000                2001                 2000
                                                         ------------       ------------     ------------        --------------
Statutory premiums and deposits                          $    158,389       $    153,918     $    520,589        $      504,443
                                                         ============       ============     ============        ==============

Investments                                              $  3,236,303          2,595,695     $  3,236,303        $    2,595,695
Separate Account assets                                       529,094            556,048          529,094               556,048
                                                         ------------       ------------     ------------        --------------
Investments, including Separate Accounts assets          $  3,765,397       $  3,151,743     $  3,765,397        $    3,151,743
                                                         ============       ============     ============        ==============

GAAP Premiums                                            $     29,445       $     25,321     $     76,438        $       67,753
Contract charges                                               10,150             10,410           30,621                31,550
Net investment income                                          51,377             45,201          150,072               129,691
Contract benefits                                              53,629             41,478          147,094               126,516
Credited interest                                              19,075             15,843           45,258                36,005
Amortization and Operating costs and expenses                   8,589             10,863           26,986                27,144
                                                         ------------       ------------     ------------        --------------
Operating income before tax                                     9,679             12,748           37,793                39,329
Income tax expense                                              3,369              4,609           13,142                13,484
                                                         ------------       ------------     ------------        --------------
Operating income (1)                                            6,310              8,139           24,651                25,845
Realized capital gains and losses, net of tax(2)                1,338                159             (980)               (1,707)
Cumulative effect of change in accounting
     principle, after-tax
                                                                    -                  -             (147)                    -
                                                        -------------       ------------     ------------        --------------
Net income                                              $       7,648       $      8,298     $     23,524        $       24,138
                                                        =============       ============     ============        ==============

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

2) After-tax realized capital gains and losses are presented net of the effects of the Company's deferred policy acquisition cost amortization to the extent that such effects resulted from the recognition of realized capital gains and losses.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000

Statutory premiums and deposits

     Statutory premiums and deposits, which include premiums and deposits for all products used by the Company, are used to analyze sales trends. The following table summarizes statutory premiums and deposits by product line.

                                                Three Months Ended                          Nine Months Ended
                                                   September 30,                              September 30,
                                       -------------------------------------     ---------------------------------------
(in thousands)                                2001                 2000                  2001                  2000
                                       --------------         --------------     ---------------        ----------------
Life Products
     Interest-sensitive                $     11,451           $       12,348      $      35,460         $      38,556
     Traditional                              6,599                    4,661             18,698                12,760
     Other                                    2,127                    1,885              6,330                 5,373
                                       ------------           --------------      -------------         -------------

     Total life products                     20,177                   18,894             60,488                56,689
                                       ------------           --------------      -------------         -------------

Investment Products
     Fixed                                   67,408                   57,159            251,466               236,466
     Variable                                70,804                   77,865            208,635               211,288
                                       ------------           --------------      -------------         -------------
     Total investment products              138,212                  135,024            460,101               447,754
                                       ------------           --------------      -------------         -------------

Total                                  $    158,389           $      153,918      $     520,589         $     504,443
                                       ============           ==============      =============         =============



     Statutory premiums and deposits increased $4.5 million or 2.9% in the third quarter of 2001 as compared to the same period last year and $16.1 million or 3.2% in the first nine months of 2001 compared with the same period last year. Increases in statutory premiums and deposits during both periods were the result of increased sales of traditional and other life products and fixed annuities partially offset by decreased sales of interest-sensitive life products and variable annuities. Sales of traditional products and other life products increased 41.6% and 12.8%, respectively, for the third quarter from the comparable period in 2000. These increases were due to competitive pricing and increased marketing. Sales of traditional products increased 46.5% for the nine months ended September 30, 2001 compared to the same period last year due to an increase in the amount of premium retained by the Company. This increase was partially offset by an 8.0% decrease in interest-sensitive life products compared to the same period last year. The decrease in interest-sensitive life products was due to market conditions. Investment products increased 2.4% in the third quarter of 2001 and 2.8% for the nine months of 2001 compared to the same periods last year. Sales of fixed annuities increased 17.9% and 6.3%, respectively, for the third quarter and nine months ending September 31, 2001 from the comparable periods in 2000 due to an increase in sales of structured settlement annuities. Sales of structured settlements improved as a result of increased focus on capturing cases within the Allstate group of companies. These increases were partially offset by a 9.1% decrease in variable annuity sales for the third quarter and a 1.3% decrease for the nine months ending September 31, 2001 when compared to the same periods of 2000. The decreases in variable annuities were due to market conditions.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000

GAAP premiums and contract charges

    Under GAAP, premiums represent revenue generated from life products with significant mortality or morbidity risk. Revenues for interest-sensitive life insurance and other products that are largely investment-related, for which deposits are treated as liabilities, are reflected as contract charges. However, mortality risk is a significant factor in immediate annuities with a life contingency, therefore the revenues generated on these contracts are recognized as GAAP premiums. The following table summarizes GAAP premiums and contract charges.

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                        September 30,
                                                  ---------------------------------    ---------------------------------
(in thousands)                                          2001               2000              2001               2000
                                                  --------------    ---------------    -------------     ---------------
Premiums
   Traditional life                               $       6,221      $    4,414        $     17,962      $     12,514
   Immediate annuities with life contingencies           21,119          19,039              50,926            49,879
   Other                                                  2,105           1,868               7,550             5,360
                                                  -------------      ----------        ------------      ------------
        Total premiums                                   29,445          25,321              76,438            67,753
                                                  -------------      ----------        ------------      ------------

Contract charges
    Interest-sensitive life                               6,749           7,343              20,455            23,159
    Variable annuities                                    2,496           2,284               7,092             6,350
    Other                                                   905             783               3,074             2,041
                                                  -------------      ----------       -------------      ------------
       Total contract charges                            10,150          10,410              30,621            31,550
                                                  -------------      ----------       -------------      ------------


       Total premiums and contract charges        $      39,595      $   35,731       $     107,059      $     99,303
                                                  =============      ==========       =============      ============



     Total premiums for the three month and nine month periods ended September 30, 2001 increased 16.3% to $29.4 million and 12.8% to $76.4 million, respectively, compared to the same periods last year. The increase for the three month and nine month periods were due to increased sales of all premium products. Depending on market conditions, from period to period there may be fluctuations in the overall level of sales of immediate annuities and in the mix of immediate annuities sold with and without life contingencies. Due to GAAP reporting treatment of annuities with life contingencies, these fluctuations will cause GAAP premium to fluctuate accordingly.

     Total contract charges for the three month and nine month periods ended September 30, 2001 decreased 2.5% and 2.9%, respectively, compared to the same periods last year. The decreases for both periods were due to declines in contract charges on interest-sensitive life products partially offset by increased contract charges on variable annuities and other. Contract charges on variable annuity products are generally calculated as a percentage of account value and therefore are impacted by market fluctuations. Variable annuity contract charges for the three month and nine month periods of 2001 increased due to higher asset balances resulting from sales in late 2000 and first quarter of 2001, partially offset by the impacts of market declines in the period.

Operating income

     Operating income for the three and nine month period ended September 30, 2001 decreased 22.5% to $6.3 million and 4.6% to $24.7 million, respectively, compared to the same periods last year. The decrease was the result of increased contract benefits and credited interest partially offset by increased premiums and net investment income.

     Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 10.7% and 6.5% for the three month and nine month periods ended September 30, 2001, respectively, due to a larger asset base from additional sales of fixed annuities and growth in investment balances partially offset by an increase in interest credited.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000

     Mortality margin, which represents premiums and insurance charges in excess of related policy benefits, decreased 95% during the third quarter of 2001 as compared to the same period last year. During the first nine months of 2001, mortality margin decreased 37.2% as compared to the same period last year. These decreases were the result of increased death benefits and mortality losses. Death benefits increased $6.0 million for the third quarter of 2001 and $7.3 million for the nine months ending September 31, 2001, of which $4.6 million was due to the September 11 attack on the World Trade Center in New York City, as compared to the same periods last year. Mortality losses experienced in any period cannot be predicted and can cause benefit payments to fluctuate from period to period.

     Amortization and Operating costs and expenses decreased 20.9% for the third quarter of 2001 as compared to the same period last year. Increased Operating costs and expenses during the third quarter of 2001 are due primarily to a decrease in Amortization partially offset by additional investments in technology, distribution and marketing. Amortization and Operating costs and expenses for the nine months ended September 30, 2001 were comparable to the same period last year.

Net investment income

     Net investment income for the three month and nine month periods ended September 30, 2001 increased 13.7% to $51.4 million and 15.7% to $150.1 million, respectively, as compared to the same periods last year. The increase was due to higher investment balances. Investment balances, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 18.7% in the first nine months of 2001 as compared to same period last year.

After-tax, realized capital gains and losses

     Realized capital gains, after-tax, were $1.3 million for the third quarter of 2001 compared to realized capital gains, after-tax, of $159 thousand in the same period last year. The increase in realized capital gains, after-tax, was due to sales of fixed income securities in the normal course of business. Realized capital losses, after-tax, were $980 thousand for the nine months ended September 30, 2001 compared to realized capital losses of $1.7 million for the same period last year. The decrease in realized capital losses, after-tax, was primarily due to sales of fixed income securities in the normal course of business partially offset by market conditions impacting investment write-downs. Changes in realized capital gains and losses are largely the result of timing of sales reflecting management's decision on positioning the portfolio, as well as valuation assessments of individual securities and overall market conditions.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000


INVESTMENTS

    The composition of the investment portfolio is presented in the table below:

                                        September 30,          Percent
(in thousands)                            2001                 to total
                                        -------------          --------

Fixed income securities (1)             $   2,872,595             88.8%
Mortgage loans                                227,999              7.0
Short-term                                    102,844              3.2
Policy loans                                   32,865              1.0
                                        -------------          -------
    Total                               $   3,236,303            100.0%
                                        =============          =======

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $2,577,632 at September 30, 2001.

     Total investments were $3.2 billion at September 30, 2001 compared to $2.8 billion at December 31, 2000. The increase was due to amounts invested from positive cash flows generated from operations and increased unrealized capital gains on fixed income securities. At September 30, 2001, unrealized capital gains on the fixed income securities portfolio were $295.0 million compared to $216.0 million at December 31, 2000. Generally, when market interest rates decrease, as they have during 2001, unrealized capital gains in fixed income securities increase.

     At September 30, 2001, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A, Baa, or a comparable Company internal rating.

     The ratings of securities in the Company's portfolio are influenced by many factors, including the impact of the economic environment on individual securities. A fluctuation in these ratings could materially impact the results of operations, liquidity or financial position of the Company. The Company closely monitors its fixed income and equity securities portfolios for rating changes or other declines in value that are other than temporary. Fixed income securities are placed on non-accural status when they are in default or when the timing or receipts of principal or interest payments are in doubt. Write downs of fixed income and equity securities are recorded when the decline in value is considered to be other than temporary.


Separate Accounts

     Separate Accounts assets and liabilities decreased 5.5% to $529.1 million at September 30, 2001 from the December 31, 2000 balance. The decrease was primarily attributable to decreased sales of variable annuity contracts and investment losses resulting from volatility in the stock market.

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

     The maturity structure of the Company's fixed income securities, which represent 88.8% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life insurance products, is subject to discretionary surrenders and withdrawals by contractholders. Total surrenders and withdrawals for the three month and nine month periods ended September 30, 2001 were $27.1 million and $75.8 million compared with $27.7 million and $72.1 million for the same periods last year. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000

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

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if reinsurers have the financial capacity and willingness to pay.

o In the wake of September 11 attack on the World Trade Center in New York City and the Pentagon in Washington D.C., and the plane crash in Pennsylvania, insurers are evaluating the possibility of excluding acts of terrorism from certain types of insurance policies. In the event that insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's investment portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate, or other property, thereby creating the potential for increased default risk.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

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

o The Company's policy acquisition costs related to contractholder funds are amortized in proportion to gross profits over the estimated lives of the contract periods. Assumptions underlying the gross profits, which include estimated fees and investment and expense margins, are periodically updated to reflect actual experience and future outlook resulting in adjustments to the cumulative amortization of these costs. These adjustments may have a material effect on results of operations.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2001 AND 2000

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

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

PART II - Other Information

Item 1.  Legal Proceedings

         The discussion "Regulation and Legal Proceedings" in Part I, Item 1,
Note 3 of this Form 10-Q is incorporated herein by reference.


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports of Form 8-K

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

(4)  None

(10) None

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 2001.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2001.



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