Form 10-K405
period 2001-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2002-03-29
CIK 839759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-61846

                         ALLSTATE LIFE INSURANCE COMPANY
                                   OF NEW YORK
             (Exact name of registrant as specified in its charter)

                NEW YORK                                 36-2608394
        (State of Incorporation)            (I.R.S. Employer Identification No.)
           ONE ALLSTATE DRIVE
             P.O. BOX 9095
         FARMINGVILLE, NEW YORK                            11738
(Address of principal executive offices)                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 516/451-5300
                                   -----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES |X| NO | |

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILIERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                                 YES |X| NO | |

AS OF MARCH 25, 2002, THE REGISTRANT HAD 100,000 COMMON SHARES, $25 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I.
Item 1.        Business *                                                                                      2
Item 2.        Properties *                                                                                    2
Item 3.        Legal Proceedings                                                                               3
Item 4.        Submission of Matters to a Vote of Security Holders *                                         N/A
PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                           3
Item 6.        Selected Financial Data **                                                                    N/A
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations           3
Item 7a.       Quantitative and Qualitative Disclosures about Market Risk                                      22
Item 8.        Financial Statements and Supplementary Data                                                     22
Item 9.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure             22
PART III
Item 10.       Directors and Executive Officers of the Registrant **                                         N/A
Item 11.       Executive compensation                                                                        N/A
Item 12.       Security Ownership and Certain Beneficial Owners and Management **                            N/A
Item 13.       Certain Relationships and Related Transactions **                                             N/A
PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 22
               Signatures                                                                                      24
               Index to Financial Statement Schedules                                                          25

     *    Item prepared in accordance with General Instruction I(2) of Form
          10-K.
     **   Omitted pursuant to General Instruction I (2) of Form 10-K.

                                     PART I

ITEM 1. BUSINESS

     Allstate Life Insurance Company of New York ("Allstate Life of New York" or the "Company") was incorporated in 1967 as a stock life insurance company under the laws of the State of New York and was known as "Financial Life Insurance Company" from 1967 to 1978. From 1978 to 1984, the Company was known as "PM Life Insurance Company." Since 1984, the Company has done business as "Allstate Life Insurance Company of New York." Allstate Life of New York's products have been approved by the State of New York.

     Allstate Life of New York is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of the State of Illinois. All of the outstanding capital stock of AIC is owned by The Allstate Corporation (the "Corporation"), a Delaware corporation which has several different classes of securities, including common stock, registered with the Securities and Exchange Commission.

     Allstate Life of New York, a single segment entity, markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions in the State of New York through a combination of Allstate agencies, financial services firms, direct marketing and specialized brokers. The Company's life products include term life; whole life and universal life; annuities such as fixed annuities, market value adjusted annuities, variable annuities and immediate annuities; and other protection products such as accidental death and hospital indemnity. ALFS, Inc. ("ALFS") is the principal underwriter for certain Allstate Life of New York investment products, such as variable annuities and fixed annuities with a market value adjustment feature. ALFS is a wholly owned subsidiary of ALIC and is a registered broker-dealer under the Securities Exchange Act of 1934. Also, beginning May 1, 2000, Allstate Distributors, L.L.C. ("ADLLC") provided underwriting and distribution services for variable annuities sold pursuant to a joint venture agreement between Allstate Life of New York and Putnam Investments, Inc. ("Putnam"). ADLLC is owned equally by ALIC and Putnam and is a registered broker-dealer under the Securities Act of 1934.

     The assets and liabilities of the variable contracts are held in legally-segregated, unitized Separate Accounts. Allstate Life of New York's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

     Allstate Life of New York is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. As of December 2000, the last year for which current information is available, there were approximately 1,400 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company assigns Allstate Life of New York the rating of A+ (superior). Under Best's rating policy and procedure, the Company is assigned the Best's rating of its parent company ALIC, and is based on the consolidated performance of ALIC and its subsidiaries. Standard & Poor's Insurance Rating Services assigns an AA+ (very strong) to the Company's claim paying ability. Moody's Investors Service assigns an Aa2 (Excellent) financial strength rating to the Company. The Company shares the same ratings of its parent, ALIC. In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed their ratings and outlook for the Company.

     The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

ITEM 2.  PROPERTIES

     Allstate Life of New York occupies office space in Farmingville, New York and Northbrook, Illinois.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the financial position or results of operations of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the Company's outstanding shares are owned by its parent, ALIC. ALIC's outstanding shares are owned directly or indirectly by AIC. All of the outstanding shares of AIC are owned by the Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION OF ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK (THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES. TO CONFORM WITH THE 2001 PRESENTATION, CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED.

CRITICAL ACCOUNTING POLICIES
     In response to the Securities and Exchange Commission's ("SEC") release "Cautionary Advice Regarding Disclosure about Critical Accounting Policies", the Company identified critical accounting policies by considering policies that involve the most complex or subjective judgments or assessments. The Company has identified three policies as critical accounting policies because they involve a higher degree of judgment and complexity. A brief summary of each critical accounting policy follows. For a more complete discussion of the judgments and other factors affecting the measurement of these items see the referenced sections of Management's Discussion and Analysis ("MD&A").

     - INVESTMENTS AND DERIVATIVE INSTRUMENTS -All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between the amortized cost of fixed income securities and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, and certain reserves for life-contingent contract benefits, is reflected as a component of Shareholder's equity. Mortgage loans are carried at outstanding principal balance, net of unamortized premium or discount and valuation allowances.

               The Company closely monitors its fixed income and mortgage loan portfolios for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when timing or receipt of principal or interest payments are in doubt. Provisions for losses are recognized for declines in the value of fixed income securities and mortgage loans that are deemed to be other than temporary. Such write-downs are included in Realized capital gains and losses.

               Derivative instruments include futures. Derivatives are accounted for on a fair value basis and reported as Other assets. Beginning in January 2001, hedge accounting is not applied to those strategies that utilize financial futures contracts for interest rate risk management purposes. Therefore, the gains and losses pertaining to the change in the fair value of the financial futures contracts are recognized in Realized capital gains and losses during the period on a current basis.

               Changes in the fair value of investments and derivative instruments can result from changes in economic and market conditions. Judgment is applied in the determination of fair value when independent market quotations are not available and when determining other than temporary declines in value. For further discussion of these policies, see the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of MD&A.

     - DEFERRED POLICY ACQUISITION COSTS ("DAC")- The Company establishes a deferred asset for costs that vary with and are primarily related to acquiring life and investment business, principally agents' remuneration, certain underwriting costs and direct mail solicitation expenses, which are deferred and amortized to income.

               For traditional life insurance and structured settlement annuities with life contingencies, these costs are amortized in proportion to the estimated future revenues on such business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

               For interest-sensitive life and investment contracts, the costs are amortized in relation to the present value of estimated gross profits on such business over the estimated terms of the contract periods. Gross profits are determined at the date of contract issue and comprise estimated future investment margins, mortality margins, surrender charges and expenses. Assumptions underlying the gross profits are periodically updated to reflect actual experience, and changes in the amount or timing of estimated gross profits will result in adjustments in the cumulative amortization of these costs. To the extent that unrealized capital gains or losses on fixed income securities carried at fair value would result in an adjustment of estimated gross profits had those gains or losses actually been realized, the related unamortized DAC is recorded net of tax as a reduction of the Unrealized capital gains or losses included in Shareholder's equity. For further discussion of these policies, see the Market Risk and Forward-looking Statements and Risk Factors section of MD&A.

     - LIFE INSURANCE RESERVES AND CONTRACTHOLDER FUNDS - Reserves for life-contingent contract benefits, which relate to traditional life insurance and immediate annuities with life contingencies are computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. To the extent that unrealized capital gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserve is recorded net of tax as a reduction of the Unrealized capital gains included in Shareholder's equity.

               Contractholder funds arise from the issuance of policies and contracts that include an investment component, including fixed annuities, interest-sensitive life policies and other investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders, withdrawals, mortality charges and administrative expenses. For further discussion of these policies, see the Market Risk and Forward-looking Statements and Risk Factors section of MD&A.

          The Company also discloses its significant accounting policies in Note 2 to the financial statements.

OVERVIEW
     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions in the state of New York through a combination of Allstate agencies, financial services firms, direct marketing and specialized brokers. The Company's life products include term life; whole life and universal life; annuities such as fixed annuities, market value adjusted annuities, variable annuities and immediate annuities; and other protection products such as accidental death and hospital indemnity.

     The Company has identified itself as a single segment entity.

     The Company earns revenue primarily from: (a) premiums on insurance products with significant mortality or morbidity risk; (b) contract charges and fees from investment contracts; (c) net investment income earned on its investments, excluding those in Separate Accounts; and (d) realized capital gains and losses recognized on its investments, excluding those in the Separate Accounts. The Company's primary costs and expenses consist of contract benefits, interest credited to contractholders' funds, amortization of DAC and operating costs and expenses.

     The process of developing product pricing involves analyzing several key dynamic factors, including market conditions, competitive environment, mortality assumptions, investment returns, surrender and withdrawal assumptions and operating costs and expenses of the business. The Company's profitability depends on the adequacy of investment margins (the spread between interest credited to contractholder's account balances and the interest earned on the investments, excluding those in Separate Accounts), the management of market and credit risks associated with investments, the Company's ability to maintain premiums and contract charges at a level to cover mortality benefits, the adequacy of contract charges from variable annuity contracts to cover the costs of various product features, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect the Company's profitability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

     The Company utilizes an alternative method of presenting its operating results in the following discussion that differs from the presentation of the financial information in the financial statements. This presentation allows for a more complete analysis of results of operations. The net effects of realized capital gains and losses, after-tax have been excluded from operating income due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Realized capital gains and losses, after-tax is presented net of the effects of DAC to the extent that such effects resulted from the recognition of realized capital gains and losses. Operating income should not be considered a substitute for any measure of performance under accounting principles generally accepted in the United States of America ("GAAP"). The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

FINANCIAL HIGHLIGHTS

                                                                           2001                2000               1999
                                                                           ----                ----               ----
(IN THOUSANDS)

Statutory premiums and deposits                                      $     687,965        $     668,966       $    304,535
                                                                     =============        =============       ============

Investments                                                          $   3,227,855        $   2,773,985       $  2,156,688
Separate Accounts assets                                                   602,657              560,089            443,705
                                                                     --------------       -------------       ------------
Investments, including Separate Accounts assets                      $   3,830,512        $   3,334,074       $  2,600,393
                                                                     ==============       =============       ============

GAAP Premiums                                                        $     104,068        $     104,316       $     63,748
Contract charges                                                            41,241               41,885             38,626
Net investment income                                                      204,467              176,539            148,331
Contract benefits                                                          194,288              180,800            141,531
Interest credited to contractholders' funds                                 65,117               52,499             36,736
Amortization of deferred policy acquistion costs                             5,192               13,597              8,983
Operating costs and expenses                                                31,266               23,985             20,151
                                                                     -------------        -------------       ------------
Operating income before tax                                                 53,913               51,859             43,304
Income tax expense                                                          18,459               17,535             15,406
                                                                     -------------        -------------       ------------
Operating income(1)                                                         35,454               34,324             27,898
Realized capital gains and losses, after-tax (2)                               105               (3,409)            (1,332)
Cumulative effect of change in accounting principle, after-tax                (147)                  --                 --
                                                                     -------------        -------------       ------------
Net income                                                           $      35,412       $       30,915       $     26,566
                                                                     =============       ==============       ============

(1) For a complete definition of operating income, see the operating income discussion beginning on page 7.

(2)  RECONCILIATION OF REALIZED CAPITAL GAINS AND LOSSES

                                                                2001            2000              1999
                                                                ----            ----              ----
(IN THOUSANDS)
Realized capital gains and losses                          $    2,158       $   (5,181)       $   (2,096)
Reclassification of Amortization of DAC                        (1,995)            (147)               (2)
Reclassification of Income tax (expense) benefit                  (58)           1,919               766
                                                             ---------         -------           -------
Realized capital gains and losses, after-tax               $      105       $   (3,409)       $   (1,332)
                                                             =========         =======           =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

STATUTORY PREMIUMS AND DEPOSITS
     Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums and annuity considerations determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the state of New York, and all other funds received from customers on deposit-type products which are treated as liabilities. The statutory accounting practices differ in certain, material aspects from GAAP. The following table summarizes statutory premiums and deposits by product line:

                                     2001                2000                1999
                                     ----                ----                ----
(IN THOUSANDS)
LIFE PRODUCTS
  Interest-sensitive            $   47,684              50,726              49,588
  Traditional                       27,764              20,220              16,842
  Other                              8,510               7,415               6,080
                                  ---------          ---------           ---------
    Total life products             83,958              78,361              72,510


INVESTMENT PRODUCTS
 Investment contracts
  Fixed annuity                     196,321             176,682             97,494
  Immediate annuity                 126,509             129,203             68,431
 Variable Separate Accounts         281,177             284,310             66,100
                                  ---------           ---------          ---------
    Total investment products       604,007             590,605            232,025
                                  ---------           ---------          ---------

TOTAL                           $   687,965         $   668,966       $    304,535
                                  =========           =========          =========



     Statutory premiums and deposits increased $19.0 million or 2.8% in 2001 as compared to 2000. In 2001, fixed investment products increased 11.1% from increased sales in the financial services firms channel and increased focus on investment products sold within the Allstate agencies channel. Traditional life and other life products increased 37.3% and 14.8%, respectively, due to strong sales stemming from a pricing change implemented late in 2000. In 2001, interest-sensitive life products and variable Separate Accounts decreased 6.0% and 1.1%, respectively, due to market conditions.

     Statutory premiums and deposits increased $364.4 million or 119.7% in 2000 as compared to 1999, due to increases in all product categories. In 2000, variable Separate Accounts, immediate annuity and fixed annuity increased 330.1%, 88.8% and 81.2%, respectively. Increased variable investment product sales were primarily driven by $185.4 million of sales from the Putnam Allstate Advisor variable annuity product that was launched in January 2000 pursuant to an alliance between the Company, ALIC and Putnam Investments, Inc. The large increase in fixed investment products resulted from new distribution outlets in the financial services channel. Structured settlement annuities, a type of immediate annuity, increased due to strong sales activity.

GAAP PREMIUMS AND CONTRACT CHARGES
     Under GAAP, premiums represent premium generated from traditional life products and immediate annuities with life contingencies which have significant mortality or morbidity risk and contract charges generated from interest-sensitive life products and investment contracts which classify deposits as contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

     The following table summarizes GAAP premiums and contract charges:

                                                   2001         2000         1999
                                                   ----         ----         ----
(IN THOUSANDS)
PREMIUMS
  Traditional life                              $   25,785   $   17,983   $   16,844
  Immediate annuities with life contingencies       68,580       78,958       40,067
  Other                                              9,703        7,375        6,837
                                                  --------     --------     --------
    Total premiums                                 104,068      104,316       63,748
                                                  --------     --------     --------

CONTRACT CHARGES
  Interest-sensitive life                           27,960       30,366       29,850
  Variable Separate Accounts                         9,547        8,656        6,930
  Investment contracts                               3,734        2,863        1,846
                                                  --------     --------     --------
    Total contract charges                          41,241       41,885       38,626
                                                 ---------     --------     --------
    TOTAL GAAP PREMIUMS AND CONTRACT CHARGES    $  145,309   $  146,201   $  102,374
                                                  ========     ========     ========



     In 2001, total premiums were comparable to 2000. Increased premiums from traditional life and other products were more than offset by a decrease in premiums from immediate annuities with life contingencies. The sales mix of immediate annuities with life contingencies and those without life contingencies can cause fluctuations in premiums and contract charges from year to year. The increase in sales of traditional products resulted, in part, due to an increase in retention limits associated with third party reinsurance instituted during the year.

     In 2000, total premiums increased 63.6% over 1999, due in large part to a 97.1% increase in sales of immediate annuities with life contingencies. This increase resulted from a more competitive pricing strategy introduced in late 1999, as well as, enhanced wholesaling efforts.

     In 2001, contract charges remained fairly constant with 2000 as decreased contract charges from interest-sensitive life products were partially offset by increased contract charges from variable annuities and investment contracts. Contract charges on variable Separate Accounts products are generally calculated as a percentage of account value and therefore are impacted by market volatility. Contract charges on immediate annuities without life contingencies, included in investment contract charges, increased due to an increase in premium deposits.

     In 2000, contract charges increased 8.4% compared to 1999 levels as a result of increases in all products types. Variable Separate Accounts increased due to new sales and favorable market performance, partially offset by benefit payments and increased contract charges. For 2000, contract charges on interest-sensitive life products increased primarily as a result of increased mortality charges as policyholders aged during 2000.

OPERATING INCOME
     Operating income is a measure used by management to evaluate profitability. Operating income is defined as income before the cumulative effect of changes in accounting principle, after-tax, excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of other insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 5. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

                                         2001                2000              1999
                                         ----                ----              ----
(IN THOUSANDS)
Investment margin                    $   45,880          $    38,562       $    33,407
Mortality margin                         23,686               31,750            22,029
Maintenance charges                      16,709               15,726            14,149
Surrender charges                         4,096                3,403             2,853
Costs and expenses                      (36,458)             (37,582)          (29,134)
Income tax expense on operations        (18,459)             (17,535)          (15,406)
                                        -------              -------           -------
OPERATING INCOME                     $   35,454          $    34,324       $    27,898
                                         ======               ======            ======

     Operating income increased 3.3% in 2001 compared to 2000 primarily due to increases in the investment margin partially offset by decreases in mortality margin. Operating income increased 23.0% in 2000 compared to 1999 primarily due to increases in the investment and mortality margin partially offset by higher operating costs and expenses.

     Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 19.0% in 2001 compared to 2000. The increase was primarily due to a larger asset base from additional sales of fixed annuities partially offset by an increase in interest credited. Investment margin increased 15.4% in 2000 compared to 1999. The increase was primarily due to a larger asset base coupled with slightly higher yielding assets and lower investment expenses.

     Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, decreased 25.4% in 2001 compared to 2000. The decrease in mortality margin was due to a higher number of incurred death claims, including $6.6 million from the tragedy of the September 11 attack on the World Trade Center in New York City and the Pentagon in Washington D.C., and the plane crash in Pennsylvania. The 2001 mortality margin also includes an increase in death benefits on variable annuity contracts over 2000. See the Market Risk section for a detailed description of the equity risk related to these death benefits. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines utilize a long-term view of the trends in mortality and morbidity when determining premium rates and cost of insurance charges. Mortality margin increased 44.1% in 2000 compared to 1999. The increase was due to positive mortality results on immediate annuities with life contingencies.

     Costs and expenses decreased 3.0% during 2001 compared to 2000 due to higher marketing, technology and distribution expenses incurred on new growth initiatives more than offset by lower DAC amortization. In 2000, operating costs and expenses increased 29.0% compared to 1999 due to higher marketing, distribution and technology expenses.

COMPANY OUTLOOK
- Consistent with the marketplace, the Company's sales continue to move towards lower profit margin products, such as term life and variable annuities. These lower profit margin products require a higher volume of sales to increase the Company's operating results. The Company achieved this increased volume in 2000 and expects product growth in 2002, as the economy improves and additional products are offered and updated.

- The Company is encouraging exclusive Allstate agents to become Personal Financial Representatives ("PFRs"). PFRs are licensed to sell products such as variable annuities. As additional agents become licensed, the mix of products sold through this channel could change.

- The Company's ability to manage its investment margin is dependent upon the level of interest rates and the quality of its investment portfolio. Changes in interest rates and the level of defaults may affect investment income. The Company also has the ability to impact the investment margin by changing the crediting rates on flexible rate contracts, but these changes could be limited by market conditions and minimum rate guarantees on certain contracts.

- The Company's contract charge revenue is dependent upon the value of the accounts supporting its variable annuity products. Most account values for these products are invested, at the discretion of the contractholder, in equity mutual funds. Therefore, returns on these products are significantly influenced by market performance, thus impacting contract charge revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

- In order to compete with major insurance company competitors, as well as non-traditional competitors, such as banks, financial services firms and securities firms, the Company will have to distribute its products within its pricing parameters while increasing the amount of business inforce to improve its economies of scale.

NET INVESTMENT INCOME
     Net investment income increased 15.8% and 19.0% in 2001 and 2000, respectively. Increases in both years were due to higher investment balances due to positive cash flows from operations. Net investment income increased 19.0% in 2000 compared to 1999 due to higher yields. Investments, excluding Separate Accounts assets and unrealized gains on fixed income securities, grew 17.7% and 21.7% in 2001 and 2000, respectively.

REALIZED CAPITAL GAINS AND LOSSES
     After-tax realized capital gains were $105 thousand in 2001 compared to after-tax realized capital losses of $3.4 million and $1.3 million in 2000 and 1999, respectively. After-tax realized capital gains and losses are presented net of the effects of DAC amortization, to the extent that such effects resulted from the recognition of realized capital gains and losses. The following table describes the factors impacting the realized capital gains and losses results:

      (IN THOUSANDS)                                           2001             2000          1999
                                                               ----             ----          ----
      Portfolio trading                                      $  2,250        $ (1,337)     $  (1,331)
      Investment write-downs                                     (814)         (1,978)            --
      Valuation of derivative securities                          (33)             --             --
                                                             --------        --------      ----------
      Subtotal                                                  1,403          (3,315)        (1,331)
      Reclassification of amortization of DAC                  (1,298)            (94)            (1)
                                                             --------        --------      ----------
      Total realized capital gains and losses, after-tax     $    105        $ (3,409)     $  (1,332)
                                                             ========        =========     ==========

     Realized capital gains and losses from the valuation of certain derivative instruments in 2001 reflected the impact of new accounting policies adopted during the year related to Statements of Financial Accounting Standards ("SFAS") Nos. 133 and 138.

     Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

INVESTMENT OUTLOOK

- The Company expects to experience lower investment yields due, in part, to the reinvestment of proceeds from prepayments, calls and maturities, and the investment of cash flows from operations, in securities yielding less than the average portfolio rate.

INVESTMENTS

     An important ingredient of the Company's financial results is the return on invested assets. The investment portfolios are managed based upon the nature of the business and its corresponding liability structure.

     The investment strategy for the Company is based upon a strategic asset allocation framework that takes into account the need to manage on a risk adjusted spread basis for the underwriting liability product portfolio and to maximize return on retained capital. Generally, a combination of recognized market modeling, analytical models and proprietary models is used to achieve a desired optimal asset mix in the management of the portfolio. The strategic asset allocation model portfolio is the primary basis for setting annual asset allocation targets with respect to interest sensitive, illiquid and credit asset limitations with respect to overall below investment grade exposure and diversification requirements. On a tactical basis, decisions are made on an option adjusted relative value basis staying within the constraints of the strategic asset allocation framework. The Company believes it maximizes asset spread by selecting assets that perform on a long-term basis and by using trading to minimize the effect of downgrades and defaults. Total return measurement is used on a selective basis where the asset risks are significant (i.e., high yield fixed income securities). The Company expects that employing this strategy in a declining interest rate market will slow the rate of decline in investment income. This strategy is also expected provide sustainable investment-related operating income over time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

     The composition of the investment portfolio is presented in the table below (see Notes 2 and 4 to the financial statements for investment accounting policies and additional information):

                                             DECEMBER 31, 2001                           DECEMBER 31, 2000
                                             -----------------                           -----------------
                                                            PERCENT                                  PERCENT
     (IN THOUSANDS)                                        TO TOTAL                                 TO TOTAL
                                                           --------                                 --------
     Fixed income securities(1)    $   2,894,461              89.7%           $   2,476,132            89.3%
     Mortgage loans                      242,727               7.5                  207,857             7.5
     Short-term                           57,507               1.8                   58,224             2.1
     Policy loans                         33,160               1.0                   31,772             1.1
                                    ------------             -----            -------------           -----
          Total                    $   3,227,855             100.0%           $   2,773,985           100.0%
                                    ============             =====            =============           ======

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $2.68 billion and $2.26 billion at December 31, 2001 and 2000, respectively.

     Total investments were $3.23 billion at December 31, 2001 compared to $2.77 billion at December 31, 2000. The increase was due to positive cash flows generated from operations.

     The fair value of the Company's exchange traded marketable investment securities is based on independent market quotations. The fair value of non-exchange traded marketable investment securities is based on either independent third party pricing sources or widely accepted pricing valuation models which utilize internally developed ratings and independent third party data as inputs. Periodic changes in the fair values are reported as a component of other comprehensive income and are reclassified to net income only when supported by the consummation of a transaction with an unrelated third party.

      The following table shows the Company's investment portfolio, and the sources of its fair value, at December 31, 2001.

      (IN THOUSANDS)                                                             FAIR            PERCENT
                                                                                VALUE            TO TOTAL
                                                                                -----            --------
      Value based on independent market quotations                         $  2,245,872              69.5%
      Value based on models and other valuation methods                         706,096              21.9
      Mortgage loans, policy loans and certain limited partnership
      investments, all held at cost                                             275,887               8.6
                                                                              ---------             ------
          Total                                                             $ 3,227,855             100.0%
                                                                            ===========             ======

FIXED INCOME SECURITIES
     The Company's fixed income securities portfolio consists of privately-placed securities, publicly traded corporate bonds, U.S. government bonds, asset and mortgage-backed securities and municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 2001, unrealized net capital gains on the fixed income securities portfolio were comparable to unrealized net capital gains at December 31, 2000. As of December 31, 2001, all of the fixed income securities portfolio was invested in taxable securities.

     The Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") evaluates the fixed income securities investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable securities. NAIC designations 1 and 2 include securities considered investment grade (rated "Baa3" or higher by Moody's, or rate "BBB-" or higher by Standard & Poor's ("S&P")) by such rating organizations. NAIC designations 3 through 6 include securities considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by S&P).

     At December 31, 2001, 97.5% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 2001 is presented in the following table:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

(IN THOUSANDS)
     NAIC
   RATINGS           MOODY'S EQUIVALENT DESCRIPTION         FAIR VALUE           PERCENT TO TOTAL
   -------           ------------------------------         ----------           ----------------
      1              Aaa/Aa/A                              $   2,222,891                 76.8%
      2              Baa                                         600,343                 20.7
      3              Ba                                           40,000                  1.4
      4              B                                            20,663                  0.7
      5              Caa or lower                                  2,644                  0.1
      6              In or near default                            7,920                  0.3
                                                           -------------              -------
                                                           $   2,894,461                100.0%
                                                           =============              ========

     Included among the securities that are rated below investment grade are both public and privately-placed high-yield bonds and securities that were purchased at investment grade but have since been downgraded. The Company mitigates the credit risk of investing in below investment grade fixed income securities by limiting the percentage of its portfolio invested in such securities and through diversification of the portfolio. Based on these limits, a minimum of 91.1% of the Company's fixed income securities portfolio will be investment grade.

     As of December 31, 2001, the fixed income securities portfolio contained $879.7 million of privately-placed corporate obligations compared to $712.0 million at December 31, 2000. The benefits of privately-placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately-placed securities as compared to public securities is relatively reduced liquidity. At December 31, 2001, 96.2% of the privately-placed securities were rated as investment grade by either the NAIC or the Company's internal ratings. The Company determines the fair value of privately-placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

     At December 31, 2001 and 2000, $442.1 million and $381.0 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or sponsored entities. Therefore, the MBS portfolio has relatively low credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2001, approximately 33.9% of the MBS portfolio was invested in planned amortization class bonds.

     The fixed income securities portfolio contained $55.0 million and $39.4 million of asset-backed securities ("ABS") at December 31, 2001 and 2000, respectively. The ABS portfolio is subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. Approximately 29.2% of the ABS portfolio is rated in the highest rating category by one or more credit rating agencies. The ABS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets. Approximately 25.3% of the Company's ABS portfolio is invested in securitized credit card receivables. The remainder of the portfolio is backed primarily by securitized home equity, manufactured housing, and auto loans.

     The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

MORTGAGE LOANS
     The Company's $242.7 million investment in mortgage loans at December 31, 2001 and $381.0 million at December 31, 2000 is comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage the Company's mortgage loan risk.

     The Company closely monitors its commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

loans on non-accrual status. The underlying collateral values are based upon discounted property cash flow projections, which are updated as conditions change, or at least annually.

     In light of recent economic events, commercial mortgages might be adversely affected due to the inability to obtain insurance coverage to restore the related real estate or other property, thereby creating the potential for increased default risk. As interest rates on mortgage loans continue to decrease, the Company also faces the risk of prepayments and refinancing of existing mortgage loans. As these mortgages are prepaid and new ones issued at lower rates, the Company's investment income can also be adversely impacted.

SHORT-TERM INVESTMENTS
     The Company's short-term investment portfolio was $57.5 million and $58.2 million at December 31, 2001 and 2000, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

SECURITIES LENDING
     The Company participates in securities lending programs primarily as an investment yield enhancement with third parties, such as large brokerage firms. The Company obtains collateral in an amount that approximates 102% of the fair value of loaned securities and monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. At December 31, 2001, fixed income securities with a carrying value of $140.3 million have been pledged as collateral under these agreements. This compares to $91.9 million at December 31, 2000. In return for these securities, the Company receives cash that is subsequently invested and included in short-term investments and an offsetting liability is recorded in Other liabilities.

DEFERRED POLICY ACQUISITION COSTS
     Deferred policy acquisition costs increased $32.0 million or 25.7% to $156.6 million at December 31, 2001 from $124.6 million at December 31, 2000. In 2001, $51.2 million of costs were deferred and $7.2 million was amortized into income. Costs that vary with and are primarily related to acquiring business, principally agents' remuneration, certain underwriting costs and direct mail solicitation expenses, are deferred and amortized into income over a period of time, usually seven or ten years, that varies based upon the particular product sold. Deferred policy acquisition costs are periodically reviewed as to recoverability and written down where necessary. For additional information, see
Note 2 and Note 7 to the financial statements.

     The present value of future profits inherent in acquired blocks of insurance is classified as a component of deferred policy acquisition costs. The present value of future profits is amortized over the life of the block of insurance using current crediting rates.

     To the extent unrealized gains or losses on fixed income securities carried at fair value would result in an adjustment of estimated gross profits had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded net of tax as a reduction of the unrealized capital gains or losses included in Shareholder's equity.

SEPARATE ACCOUNTS
     Separate Accounts assets and liabilities increased 7.6% to $602.7 million at December 31, 2001 from December 31, 2000. The increases were primarily attributable to additional deposits and transfers from the fixed account fund to variable Separate Accounts funds partially offset by declines in account values due to equity market conditions.

     The assets and liabilities related to variable annuity contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

REINSURANCE RECOVERABLE
     Reinsurance recoverable decreased $123 thousand, or 9.7%, to $1.1 million at December 31, 2001 from $1.3 million at December 31, 2000. Reinsurance recoverable decreased due to benefits paid partially offset by an increase in traditional life insurance product sales. The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

primary liability as a direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company.

     The Company reinsures certain of its risks to other reinsurers under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in the passing of a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate amount of the premiums less commissions and is liable for a corresponding proportionate amount of all benefit payments. As of December 31, 2001, $2.19 billion or 12.5% of life insurance in force was ceded to other companies.

RESERVE FOR LIFE CONTINGENT CONTRACT BENEFITS
     The Company establishes and carries as liabilities, actuarially determined reserves that are calculated to meet its future obligations for life-contingent contract benefits. The calculation of reserves for life-contingent contract benefits includes assumptions for mortality, future investment yields, terminations and expenses at the time the policy is issued. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. The assumptions for mortality generally utilized in calculating reserves include the United States population with projected calendar year improvements and age setbacks for impaired lives for structured settlement annuities, the 1983 group annuity mortality table for other immediate annuities, and actual experience plus loading for traditional life insurance. Interest rate assumptions vary from 5.5% to 9.5% for structured settlement annuities; 3.0% to 11.5% for immediate annuities with life contingencies and 4.0% to 8.0% for traditional life insurance. Other estimation techniques used in the calculation of these reserves include the present value of contractually fixed future benefits for structured settlement annuities, the present value of expected future benefits based on historical experience for other immediate annuities and the net level premium reserve method using withdrawal experience rates for traditional life insurance. Premium deficiency reserves are established, if necessary, and have been recorded for certain immediate annuities with life contingencies, to the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized.

     The Company's reserve for life contingent contract benefits are expected to be sufficient to meet the Company's policy obligations at their maturities or in the event of an insured's death. Reserves include claims incurred but not reported and claims reported but not yet paid. Reserves for ceded reinsurance are computed on bases essentially comparable to direct insurance reserves.

CONTRACTHOLDER FUNDS

    (IN THOUSANDS)                                          2001                    2000
                                                            ----                    ----
    Beginning balance                                $    1,107,495         $      839,159
       Deposits                                             474,850                408,710
       Surrenders and withdrawals                           (92,039)               (69,778)
       Death benefits                                       (10,623)                (8,366)
       Credited interest                                     65,117                 52,499
       Transfers (to)/from Separate Accounts                (88,986)              (100,041)
       Other adjustments                                    (27,701)               (14,688)
                                                          ---------              ---------
    Ending balance                                   $    1,428,113         $    1,107,495
                                                          =========              =========

     Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Interest rates credited range from 5.3% to 6.3% for interest-sensitive life contracts; 3.2% to 9.8% for immediate annuities; 4.2% to 7.7% for deferred annuities; and 2.0% to 5.7% for other investment contracts. Withdrawal and surrender charge protection includes i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and, ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 1.2% of deferred annuities are subject to a market value adjustment.

MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposures are to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

     The active management of market risk is integral to the Company's results of operations. The Company may use the following approaches to manage its exposure to market risk within defined tolerance ranges: 1) rebalance its existing asset or liability portfolios, 2) change the character of investments purchased in the future or 3) use derivative instruments to modify the market risk characteristics of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of these derivative financial instruments, see Note 5 to the financial statements.

CORPORATE OVERSIGHT
     The Company's primary business operations provide substantial investable funds. In formulating and implementing policies for investing funds, the Company seeks to earn returns that enhance its ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth for the Company. Accordingly, the Company's investment decisions and objectives are a function of its underlying risks and product profiles.

     The Company administers and oversees its investment risk management processes primarily through its Board of Directors, Investment Committee and the Credit and Risk Management Committee ("CRMC"). The Board of Directors and Investment Committees provide executive oversight of investment activities and set investment strategies, guidelines and policy that delineates the investment limits and strategies that are appropriate given the Company's liquidity, capital, product portfolios and regulatory requirements. The CRMC is a senior investment management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Company manages its exposure to market risk through the use of asset allocation limits and duration limits. It also uses stress tests when appropriate. Asset allocation limits place restrictions on the aggregate fair value that may be invested within an asset class. The Company sets duration limits on its investment portfolios, and, in certain circumstances, on individual components of these portfolios. These duration limits place a restriction on the level of interest rate risk which is acceptable in the investment portfolios. Stress tests measure downside risk to fair value and earnings over longer time intervals and/or for adverse market scenarios.

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries inherent by the investment policy. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance to limits established by the investment policy.

INTEREST RATE RISK
     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also carries certain interest-sensitive liabilities.

     In a falling interest rate environment, the risk of pre-payment of some fixed income securities increases, causing funds to be reinvested at lower yields. The Company limits this risk by weighting the investments in the fixed income portfolio on non-callable securities. The Company seeks to invest in mortgage-backed securities that are structured to minimize cash volatility and by securities that provide for make-whole type pre-payment fees. Falling interest rates can also negatively impact demand for the Company's products while increasing demand for products offered by other institutions. For example, bank certificates of deposits that do not impose surrender charges, and equity investments which may have higher average returns could become more attractive than the Company's existing products to new and existing customers. Conversely, in a rising interest rate environment, maintaining an acceptable investment interest rate spread on inforce interest-sensitive liabilities may prompt withdrawal by contractholders. The Company manages this risk by adjusting crediting rates, at least on an annual basis, with due regard to the yield of its investment portfolio and pricing assumptions and by prudently managing interest rate risk of assets and liabilities

     The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2001, the difference between the Company's liability and asset duration was approximately 1.1 versus a 1.5 gap at December 31, 2000. This duration gap indicates that the fair value of the Company's liabilities is more sensitive to interest rate movements than the fair value of its assets.

     The Company seeks to invest premiums and deposits to create future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit its exposure to interest rate risk, the Company adheres to a philosophy of managing the duration of assets and related liabilities. The Company uses financial futures to hedge the interest rate risk related to anticipatory purchases and sales of investments and product sales to customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

     To calculate duration, the Company projects asset and liability cash flows, and discounts them to a net present value using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The cash flows used in the model reflect the expected maturity and repricing characteristics of the Company's derivative financial instruments, all other financial instruments (as depicted in Note 5 to the financial statements), and certain non-financial instruments including interest-sensitive life insurance contract liabilities. The projections include assumptions (based upon historical market experience and Company specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Assumptions utilized relate primarily to assets such as mortgage-backed securities, collateralized mortgage obligations, callable corporate and municipal obligations, and liabilities including fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2001, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would increase the net fair value of its assets and liabilities identified above by approximately $6.0 million, versus a decrease of $25.2 million at December 31, 2000. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

     To the extent that actual results differ from the assumptions utilized, the Company's duration and rate shock measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (referred to as the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK
     Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock, stock fund or stock index.

     At December 31, 2001, the Company had Separate Accounts assets with account values totaling $602.7 million. This is an increase over the $560.1 million of Separate Accounts assets at December 31, 2000. The Company earns mortality and expense fees as a percentage of account values in the Separate Accounts. In the event of an immediate decline of 10% in the account values due to equity market declines, the Company would earn approximately $916 thousand less in annualized fee income. This is an increase over the $700 thousand amount determined at December 31, 2000.

     Generally at the time of purchase, the contractholders of a variable annuity contract receive a minimum death benefit guarantee and, for certain contracts, may elect to purchase an enhanced minimum death benefit guarantee. The Company charges a fee for these guarantees that is generally calculated as a percentage of the account value. This guarantee subjects the Company to additional equity risk as the beneficiary or contractholder may receive a benefit for an amount greater than the fund balance under contractually defined circumstances and terms.

     Substantially all of the Company's variable annuity contracts in force contain some type of death benefit guarantee. In general, the types of guarantees offered include a return of premium, the highest anniversary value or a guaranteed compound earnings rate on the initial deposit over the contract period. At December 31, 2001, the guaranteed value in excess of the account value, payable if all contractholders were to die, is estimated to be $118.8 million. However, the estimated present value of expected future payments for guaranteed death benefits, net of estimated fee revenue, is approximately $950 thousand at December 31, 2001. In the event of an immediate decline of 10% in contractholders' account values at December 31, 2001 due to equity market declines, payments for guaranteed death benefits may increase by $1.1 million during the next year, based on expected mortality rates. The selection of a 10% immediate decrease should not be construed as a prediction by management of future market events, but only as an example to illustrate the potential impact to earnings and cash flow of equity market declines as a result of this guarantee. Also, the actual mortality rates experienced by the Company in the future may not be consistent with the rates expected by the Company.

     Growth in variable annuity contracts in the future, stemming from both new sales as well as market value appreciation, will increase the Company's amount of overall exposure to equity price risk embedded in these contracts. An increase in the equity markets above December 31, 2001 levels will increase the contractholder returns on these products, thereby decreasing the risk from utilizing these guarantees on the inforce business. A decrease in the equity markets that causes a decrease in the variable annuity contracts' fund balances will increase the equity risk profile of the inforce business.

     The Company also is exposed to equity risk in its DAC. DAC represents costs that are primarily related to acquiring

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

business. These costs are expensed as premiums on the related business are earned, or are expensed based on the estimated gross profits of the related business. Projected fee income and guaranteed benefits payable are components of the estimated gross profits for these contracts sold through Separate Accounts. For a more detailed discussion of DAC, see Note 2 to the financial statements.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES
     The Company's capital resources consist of shareholder's equity. The following table summarizes the capital resources at December 31:

                                                      2001                  2000                  1999
                                                      ----                  ----                  ----
(IN THOUSANDS)

Common stock and retained income                  $   339,981           $   304,569          $   273,654
Accumulated other comprehensive income                118,995               118,242               30,234
                                                      -------               -------               ------
    Total shareholder's equity                    $   458,976           $   422,811          $   303,888
                                                      =======               =======              =======

SHAREHOLDER'S EQUITY
     Shareholder's equity increased for 2001 and 2000 due to Net income and increased Unrealized net capital gains.

DEBT

     The Company had no outstanding debt at December 31, 2001 and 2000, respectively. The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at December 31, 2001 and 2000, respectively. The Corporation uses commercial paper borrowings and bank lines of credit to fund inter-company borrowings.

FINANCIAL RATINGS AND STRENGTHS
     Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current financial strength ratings are listed below:

             RATING AGENCY                      RATING                          RATING STRUCTURE
             -------------                      ------                          ----------------
      Moody's Investors Service, Inc.        Aa2                 Second highest of nine ratings categories and
                                             ("Excellent")       mid-range within the category based on modifiers
                                                                 (e.g., Aa1, Aa2 and Aa3 are "Excellent")

      Standard & Poor's Ratings Services     AA+                 Second highest of nine ratings categories and
                                             ("Very Strong")     highest within the category based on modifiers
                                                                 (e.g., AA+, AA and AA- are "Very Strong")

      A.M. Best Company, Inc.                A+                  Highest of nine ratings categories and second
                                             ("Superior")        highest within the category based on modifiers
                                                                 (e.g., A++ and A+ are "Superior" while A and A- are
                                                                 "Excellent")

     In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed its ratings and outlook for the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula, which regulators use to assess the sufficiency of an insurer's capital, measures the risk characteristics of a company's assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. At December 31, 2001, RBC for the Company was significantly above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action from insurance regulatory authorities. The NAIC analyzes data provided by insurance companies using prescribed financial data ratios each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is currently not under regulatory scrutiny based on these ratios.

LIQUIDITY

     The principal sources of funds for the Company are statutory premiums and deposits; receipts of principal and interest from the investments; capital contributions from ALIC; and intercompany loans from the Corporation. The primary uses of these funds are purchases of investments and the payment of policyholder claims, contract maturities, benefits, surrenders and withdrawals, operating costs, income taxes, dividends to ALIC and the repayment of intercompany loans to the Corporation. Management believes that cash flows from operating and investing activities of the Company are adequate to satisfy liquidity requirements of these operations based on the current liability structure and considering a variety of reasonably foreseeable stress scenarios.

     The maturity structure of the Company's fixed income securities, which represent 89.7% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities.

     A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life is subject to discretionary surrender and withdrawal by contractholders. As the Company's interest-sensitive life policies and annuity contracts in force grow and age, the dollar amount of surrenders and withdrawals could increase, as experienced in 2001 and 2000. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Management believes the assets are sufficiently liquid to meet future obligations to the Company's contractholders under various interest rate scenarios.

     The Company is also exposed to interest rate risk on certain insurance liabilities. Decreases in interest rates can cause contractholders to surrender their contracts

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator in any calendar year is limited to formula amounts based on statutory surplus and statutory net gain from operations, for the immediately preceding calendar year. The maximum amount of dividends that the Company can distribute during 2002 without prior approval of the New York State Insurance Department is $8.7 million. In the twelve-month period beginning January 1, 2001, the Company did not pay any dividends.

REGULATIONS AND LEGAL PROCEEDINGS
     The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

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

STATE INSURANCE REGULATION
     State insurance authorities have broad administrative powers with respect to all aspects of the life insurance business including:
     -    Licensing to transact business
     -    Licensing agents
     -    Admittance of assets to support statutory surplus
     -    Approving policy forms
     -    Regulating unfair trade and claims practices
     -    Establishing reserve requirements and solvency standards
     - Regulating the type, amounts and valuations of investments permitted and other matters

     State insurance laws require the Company to file financial statements with insurance departments in all states in which the Company does business. The operations of the Company and the accounts are subject to examination by those departments at any time. The Company prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

     State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

MARKET CONDUCT REGULATION
     State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

FEDERAL REGULATION AND SECURITIES OPERATIONS
     The Company's variable annuity products generally are considered securities within the meaning of federal and state securities laws and are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the National Association of Securities Dealers ("NASD") and state securities regulations. The Company's Separate Accounts are registered as investment companies under the Investment Company Act of 1940.

GUARANTY FUNDS
     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds have been immaterial.

OTHER DEVELOPMENTS
     The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the State of New York. Effective January 1, 2001, the State of New York required insurance companies domiciled in its state to prepare statutory-basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual -Version effective January 1, 2001 ("Codification") subject to any deviations prescribed or permitted by the State of New York insurance commissioner.

     The State of New York chose not to adopt Statement of Statutory Accounting Principles No. 10, Income Taxes. If the State of New York did adopt Statement of Statutory Accounting Principles No. 10, Income Taxes, the Company would have reported an increase to surplus of $3.4 million for the year ended December 31, 2001.

     Accounting changes adopted to conform to the provisions of Codification are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. The Company reported an increase to surplus of $1.9 million effective January 1, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

     The NAIC is currently in the process of clarifying and interpreting requirements as the insurance industry implements Codification. As the NAIC announces changes and as they are approved by the New York Department of Insurance, the impact of the changes will be recorded.

PENDING ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value as opposed to an undiscounted basis. SFAS No. 142 is effective January 1, 2002. A transitional goodwill impairment test is required to be completed within the first six months of adoption with any resulting impairment charge recognized as the cumulative effect of a change in accounting principle in the statement of operations. As of December 31, 2001, the Company's unamortized goodwill balance was $160 thousand and goodwill amortization expense recognized during 2001 was $6 thousand. Transitional goodwill impairment testing is being conducted and the impact is not expected to be material to the results of operations or financial position of the Company.

     In December 2001, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others", which is effective for interim and annual financial statements issued for the fiscal year beginning after December 15, 2001. The SOP conforms accounting and financial reporting practices for certain lending and financing activities, eliminating various specialized accounting practices that developed from the issuance of AICPA finance company, bank, and credit union audit guides. The SOP also explicitly incorporates lending and financing activities of insurance companies within its scope. The Company's adoption of SOP 01-6 is not expected to have a material effect on the results of operations or financial position.

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

     If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business and provider of other financial services.

- In December 2001, the NAIC announced that it reached an agreement regarding the wording of insurance policy exclusions for acts of terrorism for commercial lines. In January 2002, the NAIC issued the following statement, "It is the sense of NAIC membership that terrorism exclusions are generally not necessary in personal lines property and casualty products to maintain a competitive market, and they may violate state law. However we recognize that state laws vary in their authority and discretion. Further, there may be unique company circumstances that need to be considered in individual cases. We expect these cases to be limited." In addition, several states have announced that they will not approve terrorism exclusions for personal and/or commercial lines of property and casualty insurance. Currently, the Corporation is examining the potential exposure in any of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company does not exclude losses resulting from terrorist events in its life insurance policies. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

     due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

- Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in interest rates could also reduce the profitability from spread business, particularly fixed annuities, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the general account investments could be reduced. Changes in market interest rates, as compared to rates offered on some of the Company's products, could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on the Company's products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

- The impact of decreasing Separate Accounts balances as a result of volatile market conditions could cause contract charges realized by the Company to decrease and increase the exposure of the Company to guaranteed minimum death benefits.

- In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company adjusts the effective duration of investments, liabilities for contractholder funds and reserves for life-contingent contract benefits. Those adjustments may have an impact on the value of the investment portfolio, investment income, interest credited on contractholder funds and the investment margin.

- The Company amortizes DAC related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates its assumptions underlying the gross profits, which include estimated future fees, investment margins and expense margins, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of DAC. These adjustments may have a material effect on the results of operations.

- It is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits on variable annuity contracts, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur in providing those benefits.

- Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits on claims to be paid and the investment returns on the assets purchased with the premium received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

- Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

- The Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength rating from Aa2, AA+ and A+ (from Moody's Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporations' rating, ALIC and its subsidiaries would also experience a similar downgrade.

- The events of September 11 and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of the September 11. However, if an event of similar or greater magnitude occurs in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

- Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade of either the Company or ALIC, while not expected, could have a material adverse effect on the Company's business, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations.

- A portion of the unrealized capital gains and losses included as a component of shareholder's equity relating to non-exchange traded marketable investment securities accounted for at fair value are internally developed using widely accepted valuation models and independent third party data as model inputs. A decrease in these values would negatively impact the Corporation's debt-to-capital ratio.

- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and use its capital in other ways.

- Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the U. S. insurance business in an effort to determine the proper role of state insurance regulation in the U. S. financial services industry. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

- The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition grand-fathered unitary thrift holding companies, including the Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

- In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report

     1. Financial Statements. The Registrant's financial statements, as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, together with the Report of Independent Accountants are set forth on pages F-1 to F-24 of this report.

     2. Financial Statement Schedules. The following are included in Part IV of this report:

     Schedule IV - Reinsurance page F-25

     Schedule V - Valuation and Qualifying Accounts page F-26

     All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

     (b) Reports On Form 8-K

     No reports on Form 8-K were filed for the year ended December 31, 2001.

     (c) Exhibits

     EXHIBIT NO.    DESCRIPTION

     3(i) Certificate of Amendment of the Restated Certificate of Incorporation of Allstate Life Insurance Company of New York dated November 3, 1995. Incorporated herein by reference to
                    Exhibit 3(i) to Allstate Life Insurance Company of New York's Annual Report on Form 10-K for 1998.

     3(ii) Amended By-Laws of Allstate Life Insurance Company of New York dated December 16, 1998. Incorporated herein by reference to Exhibit 3(ii) to Allstate Life Insurance Company of New York's Annual Report on Form 10-K for 1998.

     10.1 Service and Expense Agreement among Allstate Insurance Company and The Allstate Corporation and Certain Insurance Subsidiaries. Incorporated herein by reference to Exhibit
                    10.2 to Northbrook Life Insurance Company's Annual Report on Form 10-K for 2001.

     10.2 Investment Management Agreement and Amendment to Certain Service and Expense Agreements Among Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2002. Incorporated herein by reference to Exhibit 10.3 to Northbrook Life Insurance Company's Annual Report on Form 10-K for 2001.

Exhibit No.         Description

   23               Independent Auditor's Consent

     SIGNATURE

     Pursuant to the requirements of the Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK (REGISTRANT)

March 28, 2002        By:              /s/ Thomas J. Wilson, II.
                                       --------------------------
                             PRESIDENT, DIRECTOR AND CHAIRMAN OF THE BOARD
                                       (PRINCIPAL EXECUTIVE OFFICER)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.


     SIGNATURE                              TITLE                                                    DATE
     ---------                              -----                                                    ----
     /s/ THOMAS J. WILSON, II               President, Director and Chairman of the
     ------------------------               Board (Principal Executive Officer)
     Thomas J. Wilson, II

     /s/ MICHAEL J. VELOTTA                 Vice President, Secretary, General Counsel
     ----------------------                 and Director
     Michael J. Velotta

     /s/ SAMUEL H. PILCH                    Controller
     -------------------                    (Principal Accounting Officer)
     Samuel H. Pilch

     /s/ STEVEN E. SHEBIK                   Vice President and Director
     --------------------                   (Principal Financial Officer)
     Steven E. Shebik

     /s/ MARCIA D. ALAZRAKI                 Director
     ----------------------
     Marcia D. Alazraki

     /s/ MARGARET G. DYER                   Director
     --------------------
     Margaret G. Dyer

     /s/ MARLA G. FRIEDMAN                  Vice President and Director
     ---------------------
     Marla G. Friedman

     /S/ VINCENT A. FUSCO                   Director
     --------------------
     Vincent A. Fusco

     /s/ CLEVELAND JOHNSON, JR.             Director
     --------------------------
     Cleveland Johnson, Jr.

     /s/ JOHN C. LOUNDS                     Director
     ------------------
     John C. Lounds

     /s/ J. KEVIN MCCARTHY                  Director
     ---------------------
     J. Kevin McCarthy

     /s/ KENNETH R. O'BRIEN                 Director
     ----------------------
     Kenneth R. O'Brien

     /s/ JOHN R. RABEN, JR.                 Director
     ----------------------
     John R. Raben, Jr.

     /s/ SALLY A. SLACKE                    Director
     -------------------
     Sally A. Slacke

     /s/ PATRICIA W. WILSON                 Director
     ----------------------
     Patricia W. Wilson

                              Financial Statements

                                      INDEX

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report                                                             F-1

Financial Statements:

            Statements of Operations and Comprehensive Income for the Years Ended
              December 31, 2001, 2000 and 1999                                           F-2

            Statements of Financial Position
              December 31, 2001 and 2000                                                 F-3

            Statements of Shareholder's Equity for the Years Ended
              December 31, 2001, 2000 and 1999                                           F-4

            Statements of Cash Flows for the Years Ended
              December 31, 2001, 2000 and 1999                                           F-5

            Notes to Financial Statements                                                F-6

            Schedule IV - Reinsurance for the Years Ended
              December 31, 2001, 2000 and 1999                                           F-25

            Schedule V - Valuation and Qualifying Accounts
              December 31, 2001, 2000 and 1999                                           F-26

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK:

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2001 and 2000, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2001. Our audits also included Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV - Reinsurance, and Schedule V - Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 2002

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                             -----------------------
(IN THOUSANDS)                                                                     2001              2000               1999
                                                                                   ----              ----               ----
REVENUES
Premiums (net of reinsurance ceded of $5,494, $5,491, $4,253)                    $ 104,068         $ 104,316         $  63,748
Contract charges                                                                    41,241            41,885            38,626
Net investment income                                                              204,467           176,539           148,331
Realized capital gains and losses                                                    2,158            (5,181)           (2,096)
                                                                                   -------           -------           -------
                                                                                   351,934           317,559           248,609
                                                                                   -------           -------           -------

COSTS AND EXPENSES
Contract benefits (net of reinsurance recoverable of $2,269, $715, $1,166)         259,405           233,299           178,267
Amortization of deferred policy acquisition costs                                    7,187            13,744             8,985
Operating costs and expenses                                                        31,266            23,985            20,151
                                                                                   -------           -------           -------
                                                                                   297,858           271,028           207,403
                                                                                   -------           -------           -------


INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                                   54,076            46,531            41,206
Income tax expense                                                                 18,517            15,616            14,640
                                                                                   ------            ------            ------


INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  35,559            30,915            26,566
Cumulative effect of change in accounting for derivative financial                 ------            ------            ------
  instruments, after-tax                                                             (147)                -                 -
                                                                                   ------            ------            ------


NET INCOME                                                                         35,412            30,915            26,566
                                                                                   ------            ------            ------


OTHER COMPREHENSIVE INCOME (LOSS), AFTER TAX
Change in unrealized net capital gains and losses                                     753            88,008           (52,672)
                                                                                 --------         ---------         ---------
COMPREHENSIVE INCOME (LOSS)                                                      $ 36,165         $ 118,923         $ (26,106)
                                                                                 ========         =========         =========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                                           DECEMBER 31,
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                   2001           2000
                                                                                        ----           ----
ASSETS
Investments
  Fixed income securities, at fair value (amortized cost $2,678,265 and $2,260,087) $  2,894,461   $  2,476,132
  Mortgage loans                                                                         242,727        207,857
  Short-term                                                                              57,507         58,224
  Policy loans                                                                            33,160         31,772
                                                                                    ------------   ------------
    TOTAL INVESTMENTS                                                                  3,227,855      2,773,985

Cash                                                                                       7,375          2,162
Deferred policy acquisition costs                                                        156,615        124,601
Accrued investment income                                                                 33,601         32,422
Reinsurance recoverables, net                                                              1,146          1,269
Other assets                                                                              13,800          7,980
Separate Accounts                                                                        602,657        560,089
                                                                                    ------------   ------------
    TOTAL ASSETS                                                                    $  4,043,049   $  3,502,508
                                                                                    ============   ============
LIABILITIES
Reserve for life-contingent contract benefits                                       $  1,317,816   $  1,226,349
Contractholder funds                                                                   1,428,113      1,107,495
Current income taxes payable                                                               6,049         11,723
Deferred income taxes                                                                     64,612         53,181
Other liabilities and accrued expenses                                                   164,399        117,304
Payable to affiliates, net                                                                   427          3,556
Separate Accounts                                                                        602,657        560,089
                                                                                    ------------   ------------
    TOTAL LIABILITIES                                                                  3,584,073      3,079,697
                                                                                    ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 9)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100,000 shares authorized and outstanding                     2,500          2,500
Additional capital paid-in                                                                45,787         45,787
Retained income                                                                          291,694        256,282
Accumulated other comprehensive income:
  Unrealized net capital gains and losses                                                118,995        118,242
                                                                                    ------------   ------------
    Total accumulated other comprehensive income                                         118,995        118,242
                                                                                    ------------   ------------
    TOTAL SHAREHOLDER'S EQUITY                                                           458,976        422,811
                                                                                    ------------   ------------
    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                      $  4,043,049   $  3,502,508
                                                                                    ============   ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                   DECEMBER 31,
                                                                   ------------
(IN THOUSANDS)                                           2001          2000          1999
                                                         ----          ----          ----
COMMON STOCK
Balance, beginning of year                          $      2,500   $      2,500   $      2,000
Issuance of stock                                           --             --              500
                                                    ------------   ------------   ------------
Balance, end of year                                       2,500          2,500          2,500
                                                    ------------   ------------   ------------

ADDITIONAL CAPITAL PAID IN                                45,787         45,787         45,787
                                                    ------------   ------------   ------------

RETAINED INCOME
Balance, beginning of year                               256,282        225,367        198,801
Net income                                                35,412         30,915         26,566
                                                    ------------   ------------   ------------
Balance, end of year                                     291,694        256,282        225,367
                                                    ------------   ------------   ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                               118,242         30,234         82,906
Change in unrealized net capital gains and losses            753         88,008        (52,672)
                                                    ------------   ------------   ------------
Balance, end of year                                     118,995        118,242         30,234
                                                    ------------   ------------   ------------

TOTAL SHAREHOLDER'S EQUITY                          $    458,976   $    422,811   $    303,888
                                                    ============   ============   ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                                -----------------------
(IN THOUSANDS)                                                                           2001            2000            1999
                                                                                         ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $     35,412    $     30,915    $     26,566
Adjustments to reconcile net income to net cash provided by operating activities
             Amortization and other non-cash items                                      (50,375)        (45,051)        (37,619)
             Realized capital gains and losses                                           (2,158)          5,181           2,096
             Cumulative effect of change in accounting for derivative financial
               instruments                                                                  147              -                -
             Interest credited to contractholder funds                                   65,117          52,499          36,736
             Changes in:
                  Life-contingent contract benefits and contractholder funds             76,756          75,031          38,527
                  Deferred policy acquisition costs                                     (44,007)        (25,303)        (17,262)
                  Income taxes payable                                                    5,429           4,305           2,094
                  Other operating assets and liabilities                                (14,095)        (11,916)         13,049
                                                                                   ------------    ------------    ------------
                     Net cash provided by operating activities                           72,226          85,661          64,187
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                          232,233         164,125         161,443
Investment collections
             Fixed income securities                                                     94,121          42,449          21,822
             Mortgage loans                                                              15,460          15,681           7,479
Investments purchases
             Fixed income securities                                                   (650,801)       (516,908)       (383,961)
             Mortgage loans                                                             (50,200)        (55,914)        (31,888)
Change in short-term investments, net                                                    10,361          16,139          29,493
Change in policy loans, net                                                              (1,388)           (663)         (1,489)
                                                                                   ------------    ------------    ------------
                      Net cash used in investing activities                            (350,214)       (335,091)       (197,101)
                                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                        -               -             500
Contractholder fund deposits                                                            474,849         408,711         197,439
Contractholder fund withdrawals                                                        (191,648)       (158,254)        (67,007)
                                                                                   ------------    ------------    ------------
                      Net cash provided by financing activities                         283,201         250,457         130,932
                                                                                   ------------    ------------    ------------

NET INCREASE (DECREASE ) IN CASH                                                          5,213           1,027          (1,982)
CASH AT BEGINNING OF YEAR                                                                 2,162           1,135           3,117
                                                                                   ------------    ------------    ------------
CASH AT END OF YEAR                                                                $      7,375    $      2,162    $      1,135
                                                                                   ============    ============    ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

1. GENERAL

BASIS OF PRESENTATION
     The accompanying financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

     To conform with the 2001 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

NATURE OF OPERATIONS
     The Company markets a diversified group of products to meet consumers' lifetime needs in the raeas of protection and retirement solutions in the state of New York through a combination of Allstate agencies, financial services firms, direct marketing and specialized brokers. The Company's life products include term life; whole life and universal life; annuities such as fixed annuities, market value adjusted annuities, variable annuities and immediate annuities; and other protection products such as accidental death and hospital indemnity.

     In 2001, annuity premiums and deposits represented 87.8% of the Company's total statutory premiums and deposits. Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums and annuity considerations determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the state of New York, and all other funds received from customers on deposit-type products which are treated as liabilities. The statutory accounting practices differ in certain, material aspects from GAAP.

     The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

     Additionally, traditional demutualizations of mutual insurance companies and enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by: 1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; and 2) increasing competition in capital markets.

     Although the Company currently benefits from agreements with financial service entities that market and distribute its products, change in control of these non-affiliated entities with which the Company has alliances could negatively impact the Company's sales.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS
     Fixed income securities include bonds and mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of exchange traded fixed income securities is based upon quoted market prices or dealer quotes. The fair value of non-exchange traded fixed income securities is based on either independent third party sources or widely accepted pricing valuation models which utilize internally developed ratings and independent third party data as inputs. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, and certain reserves for life-contingent contract benefits, is reflected as a component of Other comprehensive income.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Mortgage loans are carried at outstanding principal balance, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate. Valuation allowances on loans not considered to be impaired are established based on consideration of the underlying collateral, borrower financial strength, current and expected market conditions and other factors.

     Short-term investments are carried at cost or amortized cost that approximates fair value, and generally includes collateral received in connection with certain securities lending activities. For securities lending transactions, the Company records an offsetting liability in Other liabilities and accrued expenses for the Company's obligation to repay the collateral.

     Other investments, which consist primarily of policy loans, are carried at the unpaid principal balances.

     Investment income consists of interest which is recognized on an accrual basis. Interest income on mortgage-backed and asset-backed securities is determined on the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses are determined on a specific identification basis. They include gains and losses on security dispositions, write-downs in value due to other than temporary declines in fair value, and changes in the value of certain derivative instruments.

     The Company monitors its fixed income portfolio for ratings changes or other events that may result in declines in value that are other than temporary. Factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration for and extent to which the fair value has been less than cost; and
3) the financial condition and near-term prospects of the issuer.

DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company manages interest rate risk by holding financial futures contracts that are derivative financial instruments. Derivatives are accounted for on a fair value basis, and reported as Other assets. Beginning in January 2001, hedge accounting is not applied to these strategies which utilize the financial futures contracts for interest rate risk management purposes. Therefore, the gains and losses pertaining to the change in the fair value of the financial futures contracts are recognized in Realized capital gains and losses during the period on a current basis. The Company did not hold any derivative financial instruments at December 31, 2001.

     Prior to January 2001, if specific criteria were met, these futures were designated as accounting hedges and accounted for on a deferral basis. In order to qualify as accounting hedges, financial futures contracts must reduce the primary market risk exposure on an enterprise or transaction basis in conjunction with a hedge strategy; be designated as a hedge at the inception of the transaction; and be highly correlated with the fair value of, or interest income or expense associated with, the hedged item at inception and throughout the hedge period. Derivatives that were not designated as accounting hedges were accounted for on a fair value basis. Under deferral accounting, gains and losses

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

on financial futures contracts were deferred as Other liabilities and accrued expenses. Once the anticipated transaction occurred, the deferred gains and losses were considered part of the cost basis of the asset and reported net of tax in shareholder's equity. The gains and losses deferred continue to be recognized in conjunction with the earnings on the hedged item. Fees and commissions paid on these derivatives were also deferred as an adjustment to the carrying value of the hedged item.

SECURITIES LOANED
     Securities loaned are treated as financing arrangements and are recorded at the amount of cash received in Short-term investments and Other liabilities and accrued expenses. The Company obtains collateral in an amount equal to 102% of the fair value of securities. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company's securities loaned are with large brokerage firms.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED
     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in contract benefits.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Gross premiums in excess of the net premium on immediate annuities with life contingencies are deferred and recognized over the contract period. Contract benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy.

     Interest-sensitive life contracts, such as universal life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and one or more amounts assessed against the contractholder. Premiums from these contracts are reported as deposits to contractholder funds. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and surrender charges. These revenues are recognized when levied against the contract balance. Contract benefits include life-contingent benefit payments in excess of the reserves held.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, market value adjusted annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charges for investment contracts consist of charges assessed against the contractholder account balance for contract administration and surrenders. These revenues are recognized when levied against the contractholder account balance.

     Interest credited to contractholders' funds represents contractual interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for fixed rate annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions.

     Variable annuity contracts are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. Contract charges for these contracts consist of fees assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders.
Contract benefits incurred for Separate Accounts include, for example, guaranteed minimum death benefits paid in variable annuity contracts.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

DEFERRED POLICY ACQUISITION COSTS
     Costs that vary with and are primarily related to acquiring life and investment business, principally agents' remuneration, certain underwriting costs and direct mail solicitation expenses, are deferred and amortized to income. Deferred policy acquisition costs are periodically reviewed as to recoverability and written down where necessary.

     For traditional life insurance and immediate annuities with life contingencies, these costs are amortized in proportion to the estimated revenue on such business. Assumptions relating to estimated revenue, as well as to all other aspects of the deferred policy acquisition costs and reserve calculations, are determined based upon conditions as of the date of the policy issue and are generally not revised during the life of the policy. Any deviations from projected business in-force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies. For internal exchanges of traditional life insurance and immediate annuities with life contingencies, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life and investment contracts, the costs are amortized in relation to the estimated gross profits on such business over the estimated lives of the contract periods. Gross profits are determined at the date of contract issue and comprise estimated future investment, mortality, expense margins and surrender charges. For 2001, the average long-term rate of assumed future investment yield used in estimating gross profit margins is 8% plus 1.25% for fees. Assumptions underlying the gross profits are periodically updated to reflect actual experience, and changes in the amount or timing of estimated gross profits will result in adjustments to the cumulative amortization of these costs. New costs associated with internal exchanges of investment contracts are deferred and amortized into income. The balance of the original costs deferred and carried over, plus the new costs deferred due to internal exchanges, is limited to the amount of costs that would be deferred from the issuance of new investment contracts. Any excess costs are charged to income at the time of the exchange. The Company periodically compares the present value of future gross profits to costs deferred to ensure they are sufficient to amortize deferred policy acquisition costs. As a result, the Company concludes that the balance of deferred policy acquisition costs is reasonable and recoverable at December 31, 2001.

     To the extent unrealized gains or losses on fixed income securities carried at fair value would result in an adjustment of estimated gross profits had those gains or losses actually been realized, the related unamortized deferred policy acquisition costs are recorded net of tax as a reduction of the unrealized capital gains or losses included in Accumulated other comprehensive income.

     All other acquisition expenses are charges to operations as incurred.

REINSURANCE RECOVERABLE
     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from other insurers (See Note 8). The amounts reported in the statements of financial position include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Prepaid reinsurance premiums are deferred and reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written and therefore reinsurers and amounts recoverable are regularly evaluated by the Company and allowances for uncollectible reinsurance are established as appropriate.

INCOME TAXES
     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, insurance reserves, and deferred policy acquisition costs.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

SEPARATE ACCOUNTS
     The assets and liabilities related to variable annuity contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
     The reserve for life-contingent contract benefits, which relates to traditional life insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves is recorded net of tax as a reduction of the unrealized net capital gains included in Accumulated other comprehensive income.

CONTRACTHOLDER FUNDS
     Contractholder funds arise from the issuance of interest-sensitive life policies and investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 6.

OFF BALANCE SHEET FINANCIAL INSTRUMENTS
     Commitments to extend mortgage loans have off-balance-sheet risk because their contractual amounts are not recorded in the Company's statements of financial position. The contractual amounts and fair values of these instruments are outlined in Note 5.

USE OF ESTIMATES
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PENDING ACCOUNTING STANDARDS
     In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value as opposed to an undiscounted basis. SFAS No. 142 is effective January 1, 2002. A transitional goodwill impairment test is required to be completed within the first six months of adoption with any resulting impairment charge recognized as the cumulative effect of a change in accounting principle in the statement of operations. As of December 31, 2001, the Company's unamortized goodwill balance was $160 thousand and goodwill amortization expense recognized during 2001 was $6 thousand. Transitional goodwill impairment testing is being conducted and the impact is not expected to be material to the results of operations or financial position of the Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     In December 2001, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others", which is effective for interim and annual financial statements issued for the fiscal year beginning after December 15, 2001. The SOP conforms accounting and financial reporting practices for certain lending and financing activities, eliminating various specialized accounting practices that developed from the issuance of AICPA finance company, bank, and credit union audit guides. The SOP also explicitly incorporates lending and financing activities of insurance companies within its scope. The Company's adoption of SOP 01-6 is not expected to have a material effect on the results of operations or financial position.

3. RELATED PARTY TRANSACTIONS

REINSURANCE
     The Company has reinsurance agreements with ALIC in order to limit aggregate and single exposure on large risks. A portion of the Company's premiums and policy benefits are ceded to ALIC and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured (See Note 8).

STRUCTURED SETTLEMENT ANNUITIES
     The Company issued $23.7 million, $16.2 million and $16.9 million of structured settlement annuities, a type of immediate annuity, in 2001, 2000 and 1999, respectively, at prices determined based upon interest rates in effect at the time of purchase, to fund structured settlement annuities in matters involving AIC. Of these amounts, $4.9 million, $4.5 million and $4.8 million relate to structured settlement annuities with life contingencies and are included in premium income in 2001, 2000 and 1999, respectively. Additionally, the reserve for life-contingent contract benefits was increased by approximately 94% of such premium received in each of these years. In most cases, these annuities were issued to Allstate Settlement Corporation ("ASC"), a subsidiary of ALIC, which, under a "qualified assignment", assumed AIC's obligation to make the future payments.

     AIC has issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company. ASC has entered into General Indemnity Agreements pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gives AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits. Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.

     Reserves recorded by the Company for annuities related to the surety bonds were $1.40 billion and $1.29 billion at December 31, 2001 and 2000, respectively.

BUSINESS OPERATIONS
     The Company utilizes services performed by AIC and ALIC as well as business facilities owned or leased, and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company were $26.6 million, $15.6 million and $16.0 million in 2001, 2000 and 1999, respectively. A portion of these expenses relate to the acquisition of business that are deferred and amortized over the contract period.

DEBT
     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. No amounts were outstanding for the Company under the inter-company loan agreement at December 31, 2001 and 2000, respectively.

BROKER/DEALER AGREEMENT
     Beginning May 1, 2000, the Company receives underwriting and distribution services from Allstate Distributors, L.L.C. ("ADLLC"), a broker/dealer company owned equally by ALIC and Putnam Investments, Inc. ("Putnam") for variable annuity

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

contracts sold pursuant to a joint venture agreement between the Company and Putnam. The Company incurred $10.5 million and $10.9 million of commission expenses and other distribution expenses payable to ADLLC during 2001 and 2000, respectively. Other distribution expenses include administrative, legal, financial management and sales support that the Company provides to ADLLC, for which the Company earned administration fees of $127 thousand for the year ended December 31, 2001. Other distribution expenses also include marketing expenses for subsidized interest rates associated with the Company's dollar cost averaging program, for which ADLLC reimbursed the Company $855 thousand and $549 thousand for the year ended December 31, 2001 and December 31, 2000, respectively.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 10).

4. INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                           GROSS UNREALIZED
                                         AMORTIZED       --------------------           FAIR
                                           COST          GAINS          LOSSES          VALUE
                                           ----          -----          ------          -----
(IN THOUSANDS)
AT DECEMBER 31, 2001
U.S. government and agencies           $    579,607   $    117,918   $       (533)   $    696,992
Municipal                                   150,543          3,695            (47)        154,191
Corporate                                 1,467,636         96,973        (18,492)      1,546,117
Mortgage-backed securities                  425,635         16,737           (228)        442,144
Asset-backed securities                      54,844          1,081           (908)         55,017
                                       ------------   ------------   ------------    ------------
    Total fixed income securities      $  2,678,265   $    236,404   $    (20,208)   $  2,894,461
                                       ============   ============   ============    ============

AT DECEMBER 31, 2000
U.S. government and agencies           $    528,301   $    151,317   $        (81)   $    679,537
Municipal                                    97,310          2,626           (858)         99,078
Corporate                                 1,227,247         70,431        (20,527)      1,277,151
Mortgage-backed securities                  368,614         13,004           (669)        380,949
Asset-backed securities                      38,615            831            (29)         39,417
                                       ------------   ------------   ------------    ------------
    Total fixed income securities      $  2,260,087   $    238,209   $    (22,164)   $  2,476,132
                                       ============   ============   ============    ============

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2001:

                                                          AMORTIZED             FAIR
                                                            COST               VALUE
                                                            ----               -----
(IN THOUSANDS)
Due in one year or less                                $     43,628       $     44,768
Due after one year through five years                       382,760            401,443
Due after five years through ten years                      399,176            421,689
Due after ten years                                       1,372,222          1,529,400
                                                       ------------       ------------
                                                          2,197,786          2,397,300
Mortgage- and asset-backed securities                       480,479            497,161
                                                       ------------       ------------
    Total                                              $  2,678,265       $  2,894,461
                                                       ============       ============

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

NET INVESTMENT INCOME

YEAR ENDED DECEMBER 31,                             2001           2000             1999
                                                    ----           ----             ----
(IN THOUSANDS)
Fixed income securities                         $    189,793   $    160,919   $    135,561
Mortgage loans                                        16,677         14,899         12,346
Other                                                  1,307          3,227          3,495
                                                ------------   ------------   ------------
  Investment income, before expense                  207,777        179,045        151,402
  Investment expense                                   3,310          2,506          3,071
                                                ------------   ------------   ------------
  Net investment income                         $    204,467   $    176,539   $    148,331
                                                ============   ============   ============

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

     Realized capital gains and losses by security type, for the year ended December 31, are as follows:

                                                         2001            2000              1999
                                                         ----            ----              ----
(IN THOUSANDS)
Fixed income securities                              $      1,514    $     (5,878)   $     (2,207)
Mortgage loans                                                166             697              42
Other                                                         478               -              69
                                                     ------------    ------------    ------------
  Realized capital gains and losses                         2,158          (5,181)         (2,096)
  Income taxes                                               (755)          1,866             765
                                                     ------------    ------------    ------------
  Realized capital gains and losses, after tax       $      1,403    $     (3,315)   $     (1,331)
                                                     ============    ============    ============

     Realized capital gains and losses by transaction type, for the year ended December 31, are as follows:

                                                         2001            2000            1999
                                                         ----            ----            ----
(IN THOUSANDS)
Portfolio trading                                    $      3,461    $     (2,089)   $     (2,096)
Write-downs in value                                       (1,252)         (3,092)              -
Derivative valuation adjustments                              (51)              -               -
                                                     ------------    ------------    ------------
  Realized capital gains and losses                         2,158          (5,181)         (2,096)
  Income taxes                                               (755)          1,866             765
                                                     ------------    ------------    ------------
  Realized capital gains and losses, after tax       $      1,403    $     (3,315)   $     (1,331)
                                                     ============    ============    ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Excluding calls and prepayments, gross gains of $7.4 million, $3.0 million and $1.7 million and gross losses of $4.5 million, $8.9 million and $3.8 million were realized on sales of fixed income securities during 2001, 2000 and 1999, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in shareholder's equity at December 31, 2001 are as follows:

                                                           COST/                             GROSS UNREALIZED           UNREALIZED
(IN THOUSANDS)                                        AMORTIZED COST     FAIR VALUE       GAINS          LOSSES         NET GAINS
                                                      --------------     ----------       -----          ------         ---------
Fixed income securities                                $  2,678,265    $  2,894,461   $    236,404   $    (20,208)   $    216,196
                                                       ============    ============   ============   ============    ============
Deferred income taxes, deferred policy acquisition
costs and other                                                                                                           (97,201)
                                                                                                                     ------------
Unrealized net capital gains and losses                                                                              $    118,995
                                                                                                                     ============

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

YEAR ENDED DECEMBER 31,                                                       2001                  2000                  1999
                                                                              ----                  ----                  ----
(IN THOUSANDS)
Fixed income securities                                                  $           151        $    161,716          $   (262,766)
Deferred income taxes, deferred policy acquisition costs and other                   602             (73,708)              210,094
                                                                           -------------        ------------          ------------
Increase (decrease) in unrealized net capital gains and losses           $           753        $     88,008          $    (52,672)
                                                                         ===============        ============          ============

INVESTMENT LOSS PROVISIONS AND VALUATION ALLOWANCES
     Pretax provisions for investment losses, principally relating to write-downs on fixed income securities, were $1.3 million and $3.1 million in 2001 and 2000, respectively. There were no provisions for investment losses in 1999.

MORTGAGE LOAN IMPAIRMENT
     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company had no impaired loans at December 31, 2001 and 2000.

     There was no valuation allowance balance at December 31, 2001. The valuation allowance for mortgage loans at December 31, 2000 and 1999 was $119 thousand and $600 thousand, respectively. Net reductions to the mortgage loan valuation allowances were $119 thousand, $481 thousand and none for the year ended December 31, 2001, 2000 and 1999, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION
     The Company maintains a diversified portfolio of municipal bonds. The largest concentrations in the portfolio are presented below. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31, 2001:

(% of municipal bond portfolio carrying value)      2001           2000
                                                    ----           ----
     California                                     15.0%          23.4%
     Pennsylvania                                   12.8           14.9
     Illinois                                       10.8            6.9
     Missouri                                        8.6              -
     Florida                                         8.2              -
     Ohio                                            7.2           10.7
     Alaska                                          6.5              -
     Mississippi                                     6.4              -
     Utah                                            5.2            8.1

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The states with the largest portion of the commercial mortgage loan portfolio are listed below. Except for the following, holdings in no other state exceeded 5% of the portfolio at December 31, 2001:

(% of commercial mortgage portfolio carrying value)     2001              2000
                                                        ----              ----
    California                                          24.9%             30.8%
    New York                                            22.1              26.8
    New Jersey                                          17.8              16.0
    Illinois                                            14.3              14.3
    Pennsylvania                                        13.4               6.8

     The types of properties collateralizing the commercial mortgage loans at December 31, are as follows:

(% of commercial mortgage portfolio carrying value)     2001              2000
                                                        ----              ----
     Office buildings                                   26.9%              21.2%
     Retail                                             25.5               29.0
     Warehouse                                          19.5               18.4
     Apartment complex                                  18.4               17.4
     Industrial                                          3.9                6.9
     Other                                               5.8                7.1
                                                       -----              -----
                                                       100.0%             100.0%
                                                       =====              =====

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2001, are as follows:

                               NUMBER OF LOANS        CARRYING VALUE             PERCENT
                               ---------------        --------------             -------
    (IN THOUSANDS)
    2002                              1                $      766                   0.3%
    2003                              -                         -                    -
    2004                              2                     1,955                   0.8
    2005                              3                     7,481                   3.1
    2006                              5                    29,910                  12.3
    Thereafter                       44                   202,615                  83.5
                                     --                ----------                 -----
      Total                          55                $  242,727                 100.0%
                                     ==                ==========                 ======

     In 2001, $3.1 million of commercial mortgage loans were contractually due and paid.

SECURITIES LENDING
     The Company participates in securities lending programs, primarily for investment yield enhancement purposes, with third parties, which mostly include large brokerage firms. At December 31, 2001, fixed income securities with a carrying value of $140.3 million have been pledged as collateral under these lending agreements. In return, the Company receives cash that is subsequently invested and included in Short-term investments with an offsetting liability recorded in Other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral was $572 thousand, $109 thousand and $33 thousand, as of December 31, 2001, 2000 and 1999, respectively.

SECURITIES ON DEPOSIT
     At December 31, 2001, fixed income securities with a carrying value of $2.1 million were on deposit with regulatory authorities as required by law.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

5. FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including Deferred policy acquisition costs and Reinsurance recoverables) and liabilities (including traditional life and interest-sensitive life insurance reserves and Deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as Accrued investment income and Cash are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS
     The carrying value and fair value of financial assets at December 31, are as follows:

                                           2001                               2000
                            ------------------------------       -----------------------------
                               CARRYING           FAIR             CARRYING           FAIR
                                VALUE            VALUE              VALUE            VALUE
                                -----            -----              -----            -----
(IN THOUSANDS)
Fixed income securities     $  2,894,461      $  2,894,461       $  2,476,132     $  2,476,132
Mortgage loans                   242,727           247,670            207,857          212,345
Short-term investments            57,507            57,507             58,224           58,224
Policy loans                      33,160            33,160             31,772           31,772
Separate Accounts                602,657           602,657            560,089          560,089

     Fair values of exchange traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-exchange traded fixed income securities is based on either independent third party sources or widely accepted pricing valuation models which utilize internally developed ratings and independent third party data as inputs. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES
     The carrying value and fair value of financial liabilities at December 31, are as follows:

                                                              2001                             2000
                                                  ----------------------------       -----------------------
                                                   CARRYING           FAIR           CARRYING         FAIR
(IN THOUSANDS)                                       VALUE            VALUE            VALUE          VALUE
                                                     -----            -----            -----          -----
Contractholder funds on investment contracts      $ 1,173,357      $ 1,155,665       $ 874,158     $ 850,767
Separate Accounts                                     602,657          602,657         560,089       560,089

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts and certain other contractholder liabilities are not considered to be financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities and immediate annuities without life contingencies are valued at the account balance less surrender charges. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Separate Accounts liabilities are carried at the fair value of the underlying assets.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

DERIVATIVE FINANCIAL INSTRUMENTS
     The Company utilizes financial futures contracts to reduce its exposure to market risk, specifically interest rate risk, in conjunction with asset/liability management. The Company does not hold or issue these instruments for trading purposes. Financial futures are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its asset/liability management, the Company generally utilizes futures to manage its market risk related to forecasted investment purchases and sales. Futures used to reduce interest rate risk related to forecasted transactions pertain to identified transactions that are probable to occur and are generally completed within 90 days.

     Futures contracts have limited off-balance-sheet credit risk as they are executed on organized exchanges and require security deposits, as well as the daily cash settlement of margins. The Company did not hold a derivative position and did not pledge any securities as collateral at December 31, 2001.

     The following table summarizes the credit exposure, fair value and carrying value of the Company's derivative financial instruments:


                                  CREDIT           FAIR        CARRYING VALUE  CARRYING VALUE
(IN THOUSANDS)                   EXPOSURE          VALUE          ASSETS       (LIABILITIES)
                                 --------          -----          ------        -----------
AT DECEMBER 31, 2001
--------------------
Financial futures contracts      $      -        $      -        $     -        $        -

AT DECEMBER 31, 2000
--------------------
Financial futures contracts      $      -        $    (32)       $     -        $      (54)


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


     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments that the Company holds, as these instruments may become less valuable due to adverse changes in market conditions. The Company mitigates this risk through established risk control limits set by senior management.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

6. RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the Reserve for life-contingent contract benefits consists of the following:

                                                                2001               2000
                                                                ----               ----
   (IN THOUSANDS)
   Immediate annuities:
     Structured settlement annuities                       $  1,234,918       $   1,147,530
     Other immediate annuities                                    5,079               4,449
   Traditional life                                              75,082              72,157
   Other                                                          2,737               2,213
                                                              ---------          ----------
     Total Reserve for life-contingent contract benefits   $  1,317,816       $   1,226,349
                                                              =========          ==========


     The assumptions for mortality generally utilized in calculating reserves include the U.S. population with projected calendar year improvements and age setbacks for impaired lives for structured settlement annuities; the 1983 group annuity mortality table for other immediate annuities; and actual Company experience plus loading for traditional life. Interest rate assumptions vary from 5.5% to 9.5% for structured settlement annuities;3.0% to 11.5% for immediate annuities and 4.0% to 8.0% for traditional life. Other estimation methods used include the present value of contractually fixed future benefits for structured settlement annuities, the present value of expected future benefits based on historical experience for other immediate annuities and the net level premium reserve method using the Company's withdrawal experience rates for traditional life.

     To the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, premium deficiency reserves are established, if necessary, and have been recorded for the structured settlement annuity business and for certain immediate annuities with life contingencies. A liability of $13.5 million and $26.5 million is included in the Reserve for life-contingent contract benefits with respect to this deficiency for the years ended December 31, 2001 and 2000, respectively.

     At December 31, Contractholder funds are as follows:

                                              2001                    2000
                                              ----                    ----
    (IN THOUSANDS)
    Interest-sensitive life              $     256,462         $      233,320
    Fixed annuities:
      Immediate annuities                      430,261                387,281
      Deferred annuities                       739,019                486,886
    Other investment contracts                   2,371                      8
                                            ----------             ----------
      Total contractholder funds         $   1,428,113         $    1,107,495
                                            ==========             ==========


     Contractholder funds activity for the year ended December 31,consists of the following:

    (IN THOUSANDS)                                               2001                   2000
                                                                 ----                   ----
    Balance, beginning of year                            $    1,107,495          $     839,159
       Deposits                                                  474,849                408,711
       Surrenders and withdrawals                                (92,039)               (69,778)
       Death benefits                                            (10,623)                (8,366)
       Interest credited to contractholders' funds                65,117                 52,499
       Transfers (to)/from Separate Accounts                     (88,986)               (80,109)
       Other adjustments                                         (27,700)               (34,621)
                                                                 -------              ---------
    Balance; end of year                                  $    1,428,113          $   1,107,495
                                                               =========              =========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Contractholder funds are equal to deposits received and interest credited for the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Interest rates credited range from 5.3% to 6.3% for interest-sensitive life contracts; 3.2% to 9.8% for immediate annuities; 4.2% to 7.7% for deferred annuities and 2.0% to 5.7% for other investment contracts. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 1.2% of deferred annuities are subject to a market value adjustment.

7. DEFERRED POLICY ACQUISITION COSTS

     Certain costs of acquiring business which were deferred and amortized for the years ended December 31, 2001 and 2000 are as follows:

                                                          2001                        2000
                                                          ----                        ----
    (IN THOUSANDS)
    Balance, beginning of year                       $   124,601                 $   106,932
    Acquisition costs deferred                            51,194                      39,047
    Amortization charged to income                        (7,187)                    (13,744)
    Effect of unrealized gains and losses                (11,993)                     (7,634)
                                                        --------                    --------
    Balance, end of year                             $   156,615                 $   124,601
                                                        ========                    ========

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

     The effects of reinsurance on premiums written and earned for the year ended December 31, were as follows:

                                                             2001         2000         1999
                                                             ----         ----         ----
(IN THOUSANDS)
PREMIUMS AND CONTRACT CHARGES

Direct                                                    $ 150,163    $ 150,498    $ 105,580
Assumed - non-affiliate                                         640        1,194        1,047
Ceded
  Affiliate                                                  (4,617)      (4,621)      (3,408)
  Non-affiliate                                                (877)        (870)        (845)
                                                          ---------    ---------    ---------
     Premiums and contract charges, net of reinsurance    $ 145,309    $ 146,201    $ 102,374
                                                          =========    =========    =========

                                               2001         2000          1999
                                               ----         ----          ----
(IN THOUSANDS)
CONTRACT BENEFITS
Direct                                      $ 261,504    $ 234,053    $ 179,265
Assumed - non-affiliate                           170          (39)         168
Ceded
  Affiliate                                      (945)        (492)        (211)
  Non-affiliate                                (1,324)        (223)        (955)
                                            ---------    ---------    ---------
    Contract benefits, net of reinsurance   $ 259,405    $ 233,299    $ 178,267
                                            =========    =========    =========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Included in reinsurance recoverables at December 31, 2001 and 2000 are the net amounts owed to ALIC of $345 thousand and $569 thousand, respectively.

9. COMMITMENTS AND CONTINGENT LIABILITIES

REGULATIONS AND LEGAL PROCEEDINGS

     The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     From time to time, the Company is involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

GUARANTY FUNDS
     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds have been immaterial.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     The components of the deferred income tax assets and liabilities at December 31, are as follows:

                                            2001         2000
                                            ----         ----
(IN THOUSANDS)
DEFERRED ASSETS
Life and annuity reserves                $  51,989    $  49,070
Discontinued operations                        366          366
Other postretirement benefits                  261          284
Other assets                                 1,046        1,150
                                         ---------    ---------

  Total deferred assets                     53,662       50,870

DEFERRED LIABILITIES
Deferred policy acquisition costs          (44,950)     (32,047)
Unrealized net capital gains               (64,074)     (63,669)
Difference in tax bases of investments      (6,980)      (5,952)
Prepaid commission expense                    (561)        (759)
Other liabilities                           (1,709)      (1,624)
                                         ---------    ---------

  Total deferred liabilities              (118,274)    (104,051)
                                         ---------    ---------

  Net deferred liability                 $ (64,612)   $ (53,181)
                                         =========    =========

     Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on the assumptions that certain levels of income will be achieved.

     The components of income tax expense for the year ended December 31, are as follows:

                                2001       2000      1999
                                ----       ----      ----
(IN THOUSANDS)
Current                      $  7,412   $ 12,901   $  8,650
Deferred                       11,105      2,715      5,990
                             --------   --------   --------
  Total income tax expense   $ 18,517   $ 15,616   $ 14,640
                             ========   ========   ========

     The Company paid income taxes of $13.1 million, $11.3 million and $12.5 million in 2001, 2000 and 1999, respectively. The Company had a current income tax liability of $6.0 million and $11.7 million at December 31, 2001 and 2000, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                               2001     2000     1999
                               ----     ----     ----
Statutory federal income tax   35.0%    35.0%    35.0%
State income tax expense        0.4      1.0      1.6
Other                          (1.2)    (2.4)    (1.1)
                               ----     ----     ----
Effective income tax           34.2%    33.6%    35.5%
                               ====     ====     ====

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2001, approximately $389 thousand, will result in federal income taxes payable of $136 thousand if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

11. STATUTORY FINANCIAL INFORMATION

     The following table reconciles Net income for the year ended December 31, and Shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of the Company, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                              NET INCOME                  SHAREHOLDER'S EQUITY
                                                  ----------------------------------     ----------------------
(IN THOUSANDS)                                       2001         2000         1999         2001          2000
                                                     ----         ----         ----         ----          ----
Balance per GAAP                                  $  35,412    $  30,915    $  26,566    $ 458,976    $ 422,811
Unrealized gain/loss on fixed income securities        --           --           --       (216,196)    (216,045)
Deferred policy acquisition costs                   (45,834)     (25,528)     (17,970)    (156,615)    (124,601)
Deferred income taxes                                 7,490        2,177        4,804       64,612       53,181
Employee benefits                                      (372)         (92)        (351)        (441)         343
Reserves and non-admitted assets                     15,060       18,551        6,549       94,412      127,057
Separate Accounts                                      --           --           --            474      (24,820)
Other                                                  (921)          65         (831)         (95)         233
                                                  ---------    ---------    ---------    ---------    ---------
Balance per statutory accounting practices        $  10,835    $  26,088    $  18,767    $ 245,127    $ 238,159
                                                  =========    =========    =========    =========    =========

     The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the State of New York. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     Effective January 1, 2001, the State of New York required insurance companies domiciled in its state to prepare statutory-basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual -Version effective January 1, 2001 ("Codification") subject to any deviations prescribed or permitted by the State of New York insurance commissioner.

     The State of New York chose not to adopt Statement of Statutory Accounting Principles No. 10, Income Taxes. If the State of New York did adopt Statement of Statutory Accounting Principles No. 10, Income Taxes, the Company would have reported an increase to surplus of $3.4 million for the year ended December 31, 2001.

     Accounting changes adopted to conform to the provisions of Codification are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. The Company reported an increase to surplus of $1.9 million effective January 1, 2001.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     The NAIC is currently in the process of clarifying and interpreting requirements as the insurance industry implements Codification. As the NAIC announces changes and as they are approved by the New York Department of Insurance, the impact of the changes will be recorded.

DIVIDENDS
     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator in any calendar year is limited to formula amounts based on statutory surplus and statutory net gain from operations, determined in accordance with statutory accounting practices, for the immediately preceding calendar year.. The maximum amount of dividends that the Company can distribute during 2002 without prior approval of the New York State Insurance Department is $8.7 million. In the twelve-month period beginning January 1, 2001, the Company did not pay any dividends.

RISK-BASED CAPITAL
     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2001, RBC for the Company was significantly above a level that would require regulatory action.

12. BENEFIT PLANS

PENSION PLANS
     The Company utilizes the services of AIC employees. AIC provides various benefits, described in the following paragraphs to its employees. The Company is allocated an appropriate share of the costs associated with these benefits in accordance with a service and expenses agreement.

     AIC provides defined pension plans which cover most domestic full-time employees and certain employee agents. Pension benefits are based upon the employee's length of service and eligible annual compensation. AIC's pension plan funding policy is to make annual contributions in accordance with accepted actuarial cost methods. The benefit to the Company increased net income by $87 thousand, $62 thousand and $263 thousand for the pension plans in 2001, 2000 and 1999, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
     AIC also provides certain health care and life insurance benefits for employees when they retire. Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans for ten or more years prior to retirement. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC's postretirement benefit plans currently are not funded. AIC has the right to modify or terminate these plans. The cost to the Company reduced net income by $304 thousand, $80 thousand and $96 thousand for postretirement benefits other than pension plans in 2001, 2000 and 1999, respectively.

PROFIT SHARING PLAN
     Most domestic full-time and certain part-time employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Profit Sharing Plan"). Contributions are based on the Corporation's matching obligation and performance. The cost allocated to the Company for this benefit was $374 thousand, $198 thousand and $176 thousand in 2001, 2000 and 1999, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

13. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                                 2001                         2000                             1999
                                      --------------------------  ------------------------------  ------------------------------
                                                        AFTER-                          AFTER-                          AFTER-
(IN THOUSANDS)                        PRETAX    TAX      TAX      PRETAX       TAX       TAX       PRETAX      TAX       TAX
                                      ------    ---      ---      ------       ---       ---       ------      ---       ---
UNREALIZED CAPITAL GAINS
AND LOSSES AND NET LOSSES ON
DERIVATIVE FINANCIAL INSTRUMENTS
  Unrealized holding
    gains (losses) arising
    during the period                 $ 1,457  $ (510) $     947 $ 129,754  $ (45,414) $  84,340  $ (83,241) $  29,134 $ (54,107)
  Less: reclassification
    adjustments                           299    (105)       194    (5,643)     1,975     (3,668)    (2,207)       772    (1,435)
                                      -------  ------  --------- ---------  ---------  ---------  ---------  --------- ---------
Unrealized net capital
  gains (losses)                        1,158    (405)       753   135,397    (47,389)    88,008    (81,034)    28,362   (52,672)
                                      -------  ------  --------- ---------  ---------  ---------  ---------  --------- ---------
  Net losses on derivative
 financial instruments arising
 during the period                        (51)     18        (33)        -          -          -          -          -         -
  Less: reclassification
  Adjustments for
  derivative financial                    (51)     18        (33)        -          -          -          -          -         -
  instruments                         -------   -----  --------- ---------  ---------  ---------  ---------  --------- ---------
Net losses on derivative
financial instruments                       -       -          -         -          -          -          -          -         -
                                      -------   -----  --------- ---------  ---------  ---------  ---------  --------- ---------
Other comprehensive
 income (loss)                        $ 1,158  $ (405) $     753 $ 135,397  $ (47,389) $  88,008  $ (81,034) $  28,362 $ (52,672)
                                      =======  ======  ========= =========  =========  =========  =========  ========= =========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE
                                 (IN THOUSANDS)


                                                    GROSS                           NET
YEAR ENDED DECEMBER 31, 2001                       AMOUNT           CEDED          AMOUNT
----------------------------                       ------           -----          ------
Life insurance in force                         $  17,584,475   $   2,189,352   $  15,395,123
                                                =============   =============   =============
Premiums and contract charges:
     Life and annuities                         $     141,420   $       4,606   $     136,814
     Accident and health                                9,383             888           8,495
                                                -------------   -------------   -------------
                                                $     150,803   $       5,494   $     145,309
                                                =============   =============   =============

                                                    GROSS                            NET
YEAR ENDED DECEMBER 31, 2000                       AMOUNT           CEDED          AMOUNT
----------------------------                       ------           -----          ------

Life insurance in force                         $  15,916,421   $   1,592,962   $  14,323,459
                                                =============   =============   =============
Premiums and contract charges:
     Life and annuities                         $     143,550   $       4,706   $     138,844
     Accident and health                                8,142             785           7,357
                                                -------------   -------------   -------------
                                                $     151,692   $       5,491   $     146,201
                                                =============   =============   =============

                                                    GROSS                           NET
YEAR ENDED DECEMBER 31, 1999                       AMOUNT           CEDED          AMOUNT
----------------------------                       ------           -----          ------

Life insurance in force                         $  14,140,049   $   1,066,993   $  13,073,056
                                                =============   =============   =============
Premiums and contract charges:
     Life and annuities                         $      99,760   $       3,397   $      96,363
     Accident and health                                6,867             856           6,011
                                                -------------   -------------   -------------
                                                $     106,627   $       4,253   $     102,374
                                                =============   =============   =============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT      CHARGED TO                      BALANCE AT
                                             BEGINNING       COSTS AND                         END OF
                                             OF PERIOD        EXPENSES       DEDUCTIONS        PERIOD
                                             ---------        --------       ----------        ------
YEAR ENDED DECEMBER 31, 2001
----------------------------

Allowance for estimated losses
  on mortgage loans                          $      119      $        -      $      119      $        -
                                             ==========      ==========      ==========      ==========

YEAR ENDED DECEMBER 31, 2000
----------------------------

Allowance for estimated losses
  on mortgage loans                          $      600      $        -      $      481      $      119
                                             ==========      ==========      ==========      ==========
YEAR ENDED DECEMBER 31, 1999
----------------------------

Allowance for estimated losses
  on mortgage loans                          $      600      $        -       $       -      $      600
                                             ==========      ==========       =========      ==========