Form 10-Q
period 2002-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2002-05-15
CIK 839759

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

                 For the quarterly period ended: March 31, 2002

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

        Registrant's telephone number, including area code: 516/451-5300




        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 30, 2002, Registrant had 100,000 shares of common stock outstanding, par value $25 per share, all of which shares are held by Allstate Life Insurance Company.

                  ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2002


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Statements of Operations for the Three Month Periods Ended
          March 31, 2002 and 2001  (unaudited)                                                  3

          Condensed Statements of Financial Position as of March 31, 2002 (unaudited)
          and December 31, 2001                                                                 4

          Condensed Statements of Cash Flows for the Three Month Periods Ended
          March 31, 2002 and 2001 (unaudited)                                                   5

          Notes to Condensed Financial Statements (unaudited)                                   6

Item 2.   Management's Discussion and Analysis of  Financial Condition and
          Results of Operations                                                                 9




PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                                    20

Item 6.   Exhibits and Reports on Form 8-K                                                     20

Signature Page                                                                                 21


                         PART 1. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                    2002         2001
                                                                                   -------     --------
(in thousands)                                                                         (unaudited)
REVENUES
Premiums                                                                            $ 22,544      $ 20,214
Contract charges                                                                      12,357        10,354
Net investment income                                                                 54,428        48,486
Realized capital gains and losses                                                     (2,607)          777
                                                                                    --------      --------
                                                                                      86,722        79,831
                                                                                    --------      --------

COSTS AND EXPENSES
Contract benefits                                                                     42,406        43,140
Interest credited to contractholders' funds                                           19,452        12,643
Amortization of deferred policy acquisition costs                                      1,842         1,696
Operating costs and expenses                                                          10,142         7,744
                                                                                    --------      --------
                                                                                      73,842        65,223
                                                                                    --------      --------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                                     12,880        14,608
Income tax expense                                                                     4,407         5,055
                                                                                    --------      --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      8,473         9,553

Cumulative effect of change in accounting for derivative financial
     instruments, after-tax                                                                -          (147)
                                                                                    --------      --------
NET INCOME                                                                          $  8,473      $  9,406
                                                                                    ========      ========



         See notes to condensed financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                         March 31,        December 31,
(in thousands, except par value data)                                                       2002              2001
                                                                                            ----              ----
                                                                                        (unaudited)
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $2,757,237 and $2,678,265)        $ 2,940,731       $ 2,894,461
   Mortgage loans                                                                               264,763           242,727
   Short-term                                                                                   103,947            57,507
   Policy loans                                                                                  33,201            33,160
                                                                                            -----------       -----------

      Total investments                                                                       3,342,642         3,227,855

Cash                                                                                              4,195             7,375
Deferred policy acquisition costs                                                               175,334           156,615
Accrued investment income                                                                        35,292            33,601
Reinsurance recoverables, net                                                                     1,082             1,146
Other assets                                                                                     13,670            13,800
Separate Accounts                                                                               626,523           602,657
                                                                                            -----------       -----------

        TOTAL ASSETS                                                                        $ 4,198,738       $ 4,043,049
                                                                                            ===========       ===========


LIABILITIES
Reserve for life-contingent contract benefits                                               $ 1,322,888       $ 1,317,816
Contractholder funds                                                                          1,524,514         1,428,113
Current income taxes payable                                                                     10,165             6,049
Deferred income taxes                                                                            61,466            64,612
Other liabilities and accrued expenses                                                          185,666           164,399
Payable to affiliates, net                                                                        5,912               427
Separate Accounts                                                                               626,523           602,657
                                                                                            -----------       -----------

        TOTAL LIABILITIES                                                                     3,737,134         3,584,073
                                                                                            -----------       -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100,000 shares authorized, issued and outstanding                    2,500             2,500
Additional capital paid-in                                                                       45,787            45,787
Retained income                                                                                 300,167           291,694
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                      113,150           118,995
                                                                                            -----------       -----------
        Total accumulated other comprehensive income                                            113,150           118,995
                                                                                            -----------       -----------
        TOTAL SHAREHOLDER'S EQUITY                                                              461,604           458,976
                                                                                            -----------       -----------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                          $ 4,198,738       $ 4,043,049
                                                                                            ===========       ===========



                  See notes to condensed financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Three months ended
                                                                                         March 31,
                                                                                         ---------
(in thousands)                                                                       2002          2001
                                                                                     ----          ----
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $  8,473     $  9,406
Adjustments to reconcile net income to net cash provided by operating activities
          Amortization and other non-cash items                                        (12,043)     (12,519)
          Realized capital gains and losses                                              2,607         (777)
          Cumulative effect of change in accounting for derivative financial
             instruments                                                                     -          147
          Interest credited to contractholder funds                                     19,452       12,643
          Changes in:
             Life-contingent contract benefits and contractholder funds                  8,817       16,159
             Deferred policy acquisition costs                                          (8,509)     (12,876)
             Income taxes payable                                                        4,117        4,596
             Other operating assets and liabilities                                      6,040       14,380
                                                                                      --------     --------
                Net cash provided by operating activities                               28,954       31,159
                                                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                          59,425       23,200
Investment collections
          Fixed income securities                                                       46,097       17,710
          Mortgage loans                                                                10,452        1,489
Investments purchases
          Fixed income securities                                                     (169,571)     (96,791)
          Mortgage loans                                                               (32,101)           -
Change in short-term investments, net                                                  (33,099)     (42,254)
Change in policy loans, net                                                                (41)        (513)
                                                                                      --------     --------
                Net cash used in investing activities                                 (118,838)     (97,159)
                                                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                           128,367      121,578
Contractholder fund withdrawals                                                        (41,663)     (51,411)
                                                                                      --------     --------
                Net cash provided by financing activities                               86,704       70,167
                                                                                      --------     --------

NET (DECREASE) INCREASE IN CASH                                                         (3,180)       4,167
CASH AT BEGINNING OF PERIOD                                                              7,375        2,162
                                                                                      --------     --------
CASH AT END OF PERIOD                                                                 $  4,195     $  6,329
                                                                                      ========     ========



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

     The condensed financial statements and notes as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. To conform with the 2002 presentation, certain prior year amounts have been reclassified.

2.   NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value as opposed to an undiscounted basis. With respect to goodwill amortization the Company adopted SFAS No. 142 effective January 1, 2002. The result of the application of the non-amortization provisions of SFAS 142 for goodwill is not material for the three months ended March 31, 2002. At March 31, 2002, the Company had goodwill of $160 thousand. Pursuant to transition provisions of SFAS No. 142, the Company will complete its test for goodwill impairment during the second quarter of 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The cumulative effect of accounting change recorded is not expected to be material to the results of operations or financial position of the Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                         Three Months Ended March 31,
                                            ---------------------------------------------------------------------------
                                            ---------------------------------------------------------------------------
   (in thousands)                                          2002                                   2001
                                            ------------------------------------ --------------------------------------
                                                                      After-                                 After-
                                               Pretax       Tax        tax          Pretax        Tax         tax
   Unrealized capital gains and losses and
   net losses and gains on derivative
   financial instruments:
   Unrealized  holding (losses) gains
   arising during the period                 $ (11,092)    $ 3,882   $ (7,210)  $   11,314   $   (3,960) $    7,354
   Less:  reclassification adjustments          (2,100)        735     (1,365)         265          (93)        172
                                             ---------     -------   --------   ----------   ----------  ----------
   Unrealized net capital (losses) gains        (8,992)      3,147     (5,845)      11,049       (3,867)      7,182

     Net (losses) gains on  derivative
     financial instruments arising during
     the period                                   (400)        140       (260)         512         (179)        333
     Less: reclassification adjustments           (400)        140       (260)         512         (179)        333
                                             ---------     -------   --------   ----------   ----------  ----------
   Net (losses) gains on derivative
   financial instruments
                                                     -          -           -            -            -           -
                                             ---------     -------   --------   ----------   ----------  ----------
   Other comprehensive (loss) income         $  (8,992)    $ 3,147     (5,845)  $    11,049  $   (3,867)      7,182
                                             =========     =======              ===========  ===========

   Net income                                                            8,473                                9,406
                                                                     ---------                           ----------

   Comprehensive income                                              $   2,628                           $   16,588
                                                                     =========                           ==========



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

5.   REINSURANCE

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

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. The effects of reinsurance on premiums written and earned were as follows:

                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------------
                                                           ------------------------------
(in thousands)                                                  2002             2001
                                                           ------------       -----------

Premiums and contract charges

Direct                                                      $    36,744      $   31,611
Assumed - non-affiliate                                             140             196
Ceded
   Affiliate                                                     (1,761)         (1,019)
   Non-affiliate                                                   (222)           (220)
                                                            -----------       ---------
      Premiums and contract charges, net of reinsurance     $    34,901       $  30,568
                                                            ===========       =========


                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------------
                                                           ------------------------------
(in thousands)                                                  2002             2001
                                                           ------------       -----------
Contract benefits
Direct                                                      $   43,183        $  43,381
Assumed - non-affiliate                                             41                2
Ceded
   Affiliate                                                      (529)             (54)
   Non-affiliate                                                  (289)            (189)
                                                            ----------        ---------
      Contract benefits, net of reinsurance                 $   42,406        $  43,140
                                                            ==========        =========


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the condensed financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I Item 1 and Part II Items 7 and 8 of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2001. To conform with the 2002 presentation, certain prior year amounts have been reclassified.

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

     The assets and liabilities related to variable annuity contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's condensed statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

     The Company utilizes an alternative method of presenting its operating results in the following discussion that differs from the presentation of the financial information in the condensed financial statements. This presentation allows for an alternative analysis of results of operations. The net effects of realized capital gains and losses, after-tax, have been excluded from operating income due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Realized capital gains and losses, after-tax, is presented net of the effects of deferred policy acquisition costs ("DAC") to the extent that such effects resulted from the recognition of realized capital gains and losses. Operating income should not be considered a substitute for any measure of performance under accounting principles generally accepted in the United States of America ("GAAP"). The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


FINANCIAL HIGHLIGHTS


For the three months ended March 31,
(in thousands)                                                           2002                  2001
                                                                    ------------          ------------
                                                                    ------------          ------------

Statutory premiums and deposits                                     $     190,392         $    167,772
                                                                    =============         ============

Investments                                                         $   3,342,642         $  2,956,000
Separate Accounts assets                                                  626,523              521,902
                                                                    -------------         ------------
Investments, including Separate Accounts assets                     $   3,969,165         $  3,477,902
                                                                    =============         ============

GAAP Premiums                                                       $      22,544         $     20,214
Contract charges                                                           12,357               10,354
Net investment income                                                      54,428               48,486
Contract benefits                                                          42,406               43,140
Interest credited to contractholders' funds                                19,452               12,643
Amortization of deferred policy acquisition costs                           1,830                1,530
Operating costs and expenses                                               10,142                7,744
                                                                    -------------         ------------
Operating income before tax                                                15,499               13,997
Income tax expense                                                          5,345                4,836
                                                                    -------------         ------------
Operating income (1)                                                       10,154                9,161
Realized capital gains and losses, after-tax(2)                            (1,681)                 392
Cumulative effect of change in accounting principle, after-tax                  -                 (147)
                                                                    -------------         ------------
Net income                                                          $       8,473         $      9,406
                                                                    =============         ============

(1) For a complete definition of operating income, see the operating income discussion beginning on page 12.

(2) Reconciliation of Realized capital gains and losses
                                                          Three Months
                                                         Ended March 31,
 (in thousands)
                                                      2002             2001
                                                  ---------        ----------
Realized capital gains and losses                 $  (2,607)       $      777
Reclassification of Amortization  of DAC                (12)             (166)
Reclassification of Income tax benefit (expense)        938              (219)
                                                  ---------        ----------
Realized capital gains and losses, after-tax      $  (1,681)       $      392
                                                  =========        ==========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


STATUTORY PREMIUMS AND DEPOSITS

     Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies and premiums and deposits on annuities determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the state of New York, and all other funds received from customers on deposit-type products which are treated as liabilities. The statutory accounting practices differ in certain, material aspects from GAAP. The following table summarizes statutory premiums and deposits by product line:


For the three months ended March 31,
(in thousands)                                       2002               2001
                                                 ------------       -----------
                                                 ------------       -----------

LIFE PRODUCTS
     Interest-sensitive                          $    13,696        $  12,241
     Traditional                                       4,957            5,602
     Other                                             2,183            2,119
                                                 -----------        ---------
       Total life products                            20,836           19,962
                                                 -----------        ---------

INVESTMENT PRODUCTS
   Investment contracts
     Fixed annuity                                    58,811           53,027
     Immediate annuity                                28,024           28,825
   Variable Separate Accounts                         82,721           65,958
                                                 -----------        ---------
        Total investment products                    169,556          147,810
                                                 -----------        ---------
TOTAL                                            $   190,392        $ 167,772
                                                 ===========        =========


     Total statutory premiums and deposits increased 13.5% to $190.4 million in the first three months of 2002 compared to the same period last year. The increase in statutory premiums and deposits was primarily due to increased sales of variable and fixed investment products and interest-sensitive life products. These increases were partially offset by decreased sales of immediate annuity products and traditional life products. Statutory premiums and deposits of variable Separate Accounts and fixed annuity products increased 25.4% and 10.9%, respectively, compared to the same period last year. Variable annuities, which are included in variable Separate Accounts, increased due to the introduction of a new product and new wholesaling initiatives through the banking channel. Fixed annuity products increased due to increased marketing. Interest-sensitive life products increased 11.9%, compared to the same period last year, due to increased focus on investment products sold within the Allstate agencies channel.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


GAAP PREMIUMS AND CONTRACT CHARGES

     Under GAAP, premiums represent premium generated from traditional life products and immediate annuities with life contingencies which have significant mortality or morbidity risk and contract charges generated from interest-sensitive life products and investment contracts which classify deposits as contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender. The following table summarizes GAAP premiums and contract charges:


For the three months ended March 31,
(in thousands)                                           2002              2001
                                                      ----------       -------------

PREMIUMS
   Traditional life                                  $      5,101       $     5,656
   Immediate annuities with life contingencies             15,246            12,440
   Other                                                    2,197             2,118
                                                     ------------       -----------
       Total premiums                                $     22,544       $    20,214
                                                     ============       ===========

CONTRACT CHARGES
    Interest-sensitive life                          $      8,890       $     6,880
    Variable Separate Accounts                              2,737             2,272
    Investment contracts                                      730             1,202
                                                     ------------       -----------
       Total contract charges                        $     12,357       $    10,354
                                                     ============       ===========


     Total premiums for the first three months of 2002 increased 11.5% when compared to the same period last year, due to an increase in premiums from immediate annuities with life contingencies partially offset by a decrease in premiums from traditional life. Total sales of immediate annuities increased over 2001 levels, but under GAAP accounting requirements, only those with life contingencies are recognized in premiums. Those without life contingencies, or period certain, are directly recorded as liabilities and generate contract charges. Market conditions and consumer preferences drive the mix of immediate annuities sold with or without life contingencies. The decrease in sales of traditional products resulted, in part, due to market conditions.

     Total contract charges for the first three months of 2002 increased 19.3% when compared to the same period last year, due to increased contract charges on interest-sensitive life and variable Separate Accounts products partially offset by a decrease in investment contract charges. Contract charges on interest-sensitive life products increased due to the growth in-force business and an increase in rate charges and fees. Contract charges on variable Separate Accounts products are generally calculated as a percentage of account value and therefore are impacted by market volatility. Investment contract charges decreased due to market conditions.

OPERATING INCOME

     Operating income is a measure used by management to evaluate profitability. Operating income is defined as income before the cumulative effect of changes in accounting principle, after-tax, excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of other insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 10. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001



For the three months ended March 31
(in thousands)                                      2002            2001
                                                 -----------    -------------
                                                 -----------    -------------

Investment margin                               $   12,183      $    11,113
Mortality margin                                     9,639            6,851
Maintenance charges                                  4,597            4,334
Surrender charges                                    1,052              973
Costs and expenses                                 (11,972)          (9,274)
Income tax expense on operations                    (5,345)          (4,836)
                                                ----------      -----------
OPERATING INCOME                                $   10,154      $     9,161
                                                ==========      ===========

     Operating income increased 10.8% in the first three months of 2002 compared to the same period last year primarily due to increases in the mortality margin and in investment margin.

     Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 9.6% in the first three months of 2002 compared to the same period last year. The increase was primarily due to a larger asset base from additional sales of fixed annuities partially offset by an increase in interest credited.

     Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, increased 40.7% in the first three months of 2002 compared to the same period last year. The increase in mortality margin was due to an increase in premiums and insurance charges from new business and a lower number of death benefits on payout annuities. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines utilize a long-term view of the trends in mortality and morbidity when determining premium rates and cost of insurance charges.

     Costs and expenses increased 29.1% during the first three months of 2002 compared to the same period last year due to higher DAC amortization, distribution expenses incurred on new growth initiatives and administrative expenses.

NET INVESTMENT INCOME

      Net investment income for the first three months of 2002 increased 12.3% to $54.4 million compared to the same period last year. The increase was due to higher investment balances partially offset by slightly lower yields. Investment balances, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 17.1% in the first three months of 2001 as compared to same period last year.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


AFTER-TAX REALIZED CAPITAL GAINS AND LOSSES

     After-tax realized capital losses were $1.7 million in first three months of 2002 compared to after-tax realized capital gains of $392 thousand in the same period last year. After-tax realized capital gains and losses are presented net of the effects of DAC amortization, to the extent that such effects resulted from the recognition of realized capital gains and losses. The following table describes the factors impacting the realized capital gains and losses results:

For the three months ended March 31,
(in thousands)                                            2002              2001
                                                     ---------------   ---------------
                                                     ---------------   ---------------
Portfolio trading                                    $        (889)    $         170
Investment write-downs                                        (528)                -
Valuation of derivative securities                            (257)              329
                                                     -------------     -------------

Subtotal                                             $      (1,674)    $         499
Reclassification of amortization of DAC                         (7)             (107)
                                                     -------------     -------------
Total realized capital gains and losses, after-tax   $      (1,681)    $         392
                                                     =============     =============

    Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

INVESTMENTS

    The composition of the Company's investment portfolio at March 31, 2002, is presented in the following table.

                                                           Percent
     (in thousands)                                        to total

     Fixed income securities (1)          $ 2,940,731         88.0%
     Mortgage loans                           264,763          7.9
     Short-term                               103,947          3.1
     Policy loans                              33,201          1.0
                                          -----------        -----
         Total                            $ 3,342,642        100.0%
                                          ===========        =====

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $2.76 billion at March 31, 2002 and $2.68 billion at December 31, 2001.

    Total investments were $3.34 billion at March 31, 2002 compared to $3.23 billion at December 31, 2001. The increase was due to amounts invested from positive cash flows generated from operations partially offset by lower unrealized capital gains. At March 31, 2002, unrealized capital gains on the fixed income securities portfolio were $183.5 million compared to $216.2 million at December 31, 2001. Investment balances at March 31, 2002, excluding unrealized gains and losses on fixed income securities, increased 4.9% from December 31, 2001.

    At March 31, 2002, 97.0% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having from the National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A, Baa, or a comparable Company internal rating.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001

SEPARATE ACCOUNTS

      Separate Accounts assets and liabilities increased 4.0% to $626.5 million at March 31, 2002 from the December 31, 2001 balance. The increase was primarily attributable to additional deposits and transfers from the fixed account fund to variable Separate Accounts funds partially offset by surrenders and withdrawals.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES
     The Company's capital resources consist of shareholder's equity. The following table summarizes the capital resources:

                                                 March 31,        December 31,
  (in thousands)                                    2002             2001
                                                    ----             ----

  Common stock and retained income            $    348,454       $   339,981
  Other comprehensive income                       113,150           118,995
                                              ------------       -----------
        Total shareholder's equity            $    461,604       $   458,976
                                              ============       ===========

SHAREHOLDER'S EQUITY
     Shareholder's equity increased for March 31, 2002 due to net income partially offset by a decrease in unrealized net capital gains.

DEBT
     The Company had no outstanding debt at March 31, 2002 and December 31, 2001. The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at March 31, 2002 and December 31, 2001. The Corporation uses commercial paper borrowings and can use bank lines of credit to fund inter-company borrowings.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001

FINANCIAL RATINGS AND STRENGTHS
    Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's current financial strength ratings are listed below:

                Rating Agency                   Rating                  Rating Structure
                -------------                   ------                  ----------------
     Moody's Investors Service, Inc.      Aa2                 Second highest of nine ratings
                                          ("Excellent")       categories and mid-range within the
                                                              category based on modifiers (e.g.,
                                                              Aa1, Aa2 and Aa3 are "Excellent")

     Standard & Poor's Ratings Services   AA+                 Second highest of nine ratings
                                          ("Very Strong")     categories and highest within the
                                                              category based on modifiers (e.g.,
                                                              AA+, AA and AA- are "Very Strong")

     A.M. Best Company, Inc.              A+                  Highest of nine ratings categories
                                          ("Superior")        and second highest within the
                                                              category based on modifiers (e.g.,
                                                              A++ and A+ are "Superior" while A
                                                              and A- are "Excellent")

     In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed their ratings and outlook for the Company.

LIQUIDITY
     The principal sources of funds for the Company are statutory premiums and deposits; receipts of principal and interest from the investment portfolio; capital contributions from ALIC; and intercompany loans from the Corporation. The primary uses of these funds are purchases of investments and the payment of policyholder claims, contract maturities, benefits, surrenders and withdrawals, operating costs, income taxes, dividends to ALIC and the repayment of intercompany loans to the Corporation. Management believes that cash flows from operating and investing activities of the Company are adequate to satisfy liquidity requirements of these operations based on the current liability structure and considering a variety of reasonably foreseeable stress scenarios.

     The maturity structure of the Company's fixed income securities, which represent 88.0% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed deferred annuity and interest-sensitive life insurance products, is subject to discretionary surrenders and withdrawals by contractholders. Total surrenders and withdrawals for the three month period ended March 31, 2002 were $48.5 million compared with $25.4 million for the same period last year. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001



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

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance and recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if the reinsurers have the financial capacity and willingness to pay.

o Currently, the Corporation is examining the potential exposure, if any, of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in interest rates could also reduce the profitability from spread-based products, particularly fixed annuities, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the general account investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on the Company's products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


o The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and sales management performance could cause contract charges realized by the Company to decrease and lead to an increase of exposure of the Company to pay guaranteed minimum death benefits.

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

o The Company amortizes DAC related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates its assumptions underlying the gross profits, which include estimated future fees, investment margins and expenses, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of DAC. These adjustments may have a material effect on the results of operations.

o It is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits on variable annuity contracts, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur in providing those benefits.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premium received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

o Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

o The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporations' rating, ALIC and its subsidiaries could also experience a similar downgrade.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001

o The events of September 11 and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of the September 11. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade of either the Company or ALIC, while not expected, could have a material adverse effect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and use its capital in other ways.

o A portion of the unrealized capital gains and losses included as a component of shareholder's equity relating to non-exchange traded marketable investment securities accounted for at fair value are internally developed using widely accepted valuation models and independent third party data as model inputs. A decrease in these values would negatively impact the Corporation's debt-to-capital ratio.

o Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the U.S. insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

o The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition grand-fathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

o In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

PART II - Other Information

Item 1.  Legal Proceedings

         The discussion "Regulation and Legal Proceedings" in Part I, Item 1,
Note 4 of this Form 10-Q is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     An Exhibit Index has been filed as part of this report on page E-1.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Dated May 13, 2002          ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                    (Registrant)


                                    /s/THOMAS J. WILSON, II
                                    Thomas J. Wilson, II
                                    CHAIRMAN OF THE BOARD AND PRESIDENT
                                    (Authorized Officer of Registrant)



                                    /s/SAMUEL H. PILCH
                                    Samuel H. Pilch
                                    GROUP VICE PRESIDENT AND CONTROLLER
                                    (Chief Accounting Officer)

                                 Exhibit Index


EXHIBIT NO.                             DESCRIPTION

3(i)(A) Certificate of Amendment of the Restated Charter of Allstate Life Insurance Company of New York dated December 17, 1999.

3(i)(B)   Certificate of Amendment of the Restated Certificate of
          Incorporation of Allstate Life Insurance Company of New York dated November 3, 1995. Incorporated herein by reference to Exhibit 3(i) to Allstate Life Insurance Company of New York's Annual Report on Form 10-K for the year ended December 31, 1998.

3(ii) Amended By-Laws of Allstate Life Insurance Company of New York dated December 16, 1998. Incorporated herein by reference to Exhibit 3(ii) to Allstate Life Insurance Company of New York's Annual Report on Form 10-K for the year ended December 31, 1998.

10.1 Service Agreement effective as of July 1, 1989 between Allstate Insurance Company and Allstate Life Insurance Company of New York.

10.2 Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York.

10.3 Tax Sharing Agreement dated as of November 12, 1996 among The Allstate Corporation and certain affiliates. Incorporated herein by reference to Exhibit 10.4 to Northbrook Life Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.