Form 10-Q
period 2002-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2002-08-14
CIK 839759

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

                  For the quarterly period ended: June 30, 2002

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




     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2002, Registrant had 100,000 shares of common stock outstanding, par value $25 per share, all of which shares are held by Allstate Life Insurance Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2002


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Statements of Operations for the Three Month and Six Month Periods
          Ended  June 30, 2002 and 2001 (unaudited)                                                              3

          Condensed Statements of Financial Position as of June 30, 2002 (unaudited)
          and December 31, 2001                                                                                  4

          Condensed Statements of Cash Flows for the Six Month Periods Ended
          June 30, 2002 and 2001 (unaudited)                                                                     5

          Notes to Condensed Financial Statements (unaudited)                                                    6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                                         10




PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                                                    23


Item 6.   Exhibits and Reports on Form 8-K                                                                     23


Signature Page                                                                                                 24


                          PART 1. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       CONDENSED STATEMENTS OF OPERATIONS

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                           --------------------------     ----------------------------
                                                           --------------------------     ----------------------------
(in thousands)                                                2002          2001              2002           2001
                                                           -----------  -------------     -------------  -------------
                                                                  (Unaudited)                     (Unaudited)

REVENUES
Premiums                                                   $   30,230   $     26,779      $     52,774   $     46,993
Contract charges                                               12,250         10,117            24,607         20,471
Net investment income                                          56,953         50,209           111,381         98,695
Realized capital gains and losses                               1,142         (3,229)           (1,465)        (2,452)
                                                           ----------   ------------      ------------   ------------
                                                              100,575         83,876           187,297        163,707
                                                           ----------   ------------      ------------   ------------
COSTS AND EXPENSES
Contract benefits                                              44,673         45,584            90,500         85,056
Interest credited to contractholder funds                      25,399         18,281            41,430         34,592
Amortization of deferred policy acquisition costs               4,942          2,089             6,784          3,785
Operating costs and expenses                                    8,372          8,050            18,514         15,794
                                                           ----------   ------------      ------------   ------------
                                                               83,386         74,004           157,228        139,227
                                                           ----------   ------------      ------------   ------------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         17,189          9,872            30,069         24,480
Income tax expense                                              5,945          3,402            10,352          8,457
                                                           ----------   ------------      ------------   ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                        11,244          6,470            19,717         16,023
Cumulative effect of change in accounting for
   derivative financial instruments, after-tax                      -              -                 -          (147)
                                                           ----------   ------------      ------------   ------------
NET INCOME                                                 $   11,244   $      6,470      $     19,717   $     15,876
                                                           ==========   ============      ============   ============

                                       3



                                   See notes to condensed financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                           June 30,        December 31,
(in thousands, except par value data)                                                        2002              2001
                                                                                        ---------------  -----------------
                                                                                        ---------------  -----------------
                                                                                         (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $2,895,301 and $2,678,265)    $    3,138,531   $      2,894,461
   Mortgage loans                                                                              271,259            242,727
   Short-term                                                                                  120,074             57,507
   Policy loans                                                                                 33,082             33,160
                                                                                        --------------   ----------------
      Total investments                                                                      3,562,946          3,227,855


Cash                                                                                             6,153              7,375
Deferred policy acquisition costs                                                              176,408            156,615
Accrued investment income                                                                       38,919             33,601
Reinsurance recoverables                                                                         1,134              1,453
Other assets                                                                                    13,680             13,800
Separate Accounts                                                                              589,029            602,657
                                                                                        --------------   ----------------
        TOTAL ASSETS                                                                    $    4,388,269   $      4,043,356
                                                                                        ==============   ================

LIABILITIES
Reserve for life-contingent contract benefits                                                1,378,722          1,317,816
Contractholder funds                                                                         1,656,171          1,428,113
Current income taxes payable                                                                     3,305              6,049
Deferred income taxes                                                                           72,576             64,612
Other liabilities and accrued expenses                                                         195,352            164,399
Payable to affiliates, net                                                                       3,904                427
Reinsurance payable to affiliate, net                                                              859                307
Separate Accounts                                                                              589,029            602,657
                                                                                        --------------   ----------------
        TOTAL LIABILITIES                                                               $    3,899,918   $      3,584,380
                                                                                        --------------   ----------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 3)


SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100,000 shares authorized, issued and outstanding                   2,500              2,500
Additional capital paid-in                                                                      45,787             45,787
Retained income                                                                                311,411            291,694
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                     128,653            118,995
                                                                                        --------------   ----------------
        Total accumulated other comprehensive income                                           128,653            118,995
                                                                                        --------------   ----------------
        TOTAL SHAREHOLDER'S EQUITY                                                             488,351            458,976
                                                                                        --------------   ----------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                      $    4,388,269   $      4,043,356
                                                                                        ==============   ================




                                   See notes to condensed financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    --------------------------
                                                                                    --------------------------
(in thousands)                                                                         2002          2001
                                                                                    ------------  ------------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $    19,717   $    15,876
Adjustments to reconcile net income to net cash provided by operating activities:

          Amortization and other non-cash items                                         (24,000)      (24,681)
          Realized capital gains and losses                                               1,465         2,452
          Interest credited to contractholder funds                                      41,430        34,592
          Changes in:
             Life-contingent contract benefits and insurance reserves                    28,083        30,332
             Deferred policy acquisition costs                                          (17,768)      (25,264)
             Income taxes payable                                                            20         7,849
             Other operating assets and liabilities                                      (2,712)        3,569
                                                                                    -----------    ----------
                Net cash provided by operating activities                                46,235        44,725
                                                                                    -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                          129,851       122,378
Investment collections
          Fixed income securities                                                        87,663        38,459
          Mortgage loans                                                                 13,113        11,376
Investments purchases
          Fixed income securities                                                      (399,221)     (332,654)
          Mortgage loans                                                                (41,276)      (15,500)
Change in short-term investments, net                                                   (43,709)      (29,260)
Change in other investments, net                                                            788          (392)
Change in policy loans, net                                                                  78          (598)
                                                                                    -----------    ----------
                Net cash used in investing activities                                  (252,713)     (206,191)
                                                                                    -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                            286,469       261,791
Contractholder fund withdrawals                                                         (81,213)     (101,172)
                                                                                    -----------    ----------
                Net cash provided by financing activities                               205,256       160,619
                                                                                    -----------    ----------

NET DECREASE IN CASH                                                                     (1,222)        (847)
CASH AT BEGINNING OF PERIOD                                                               7,375         2,162
                                                                                    -----------    ----------
CASH AT END OF PERIOD                                                               $     6,153    $    1,315
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

     The condensed financial statements and notes as of June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     To conform with the 2002 and year-end 2001 presentations, certain prior year amounts have been reclassified.

NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis. The Company adopted SFAS No. 142 effective January 1, 2002. The Company's 2001 results do not reflect the impact of the non-amortization provisions of SFAS No. 142. Had the Company adopted the non-amortization provisions on January 1, 2001, the impact would have been immaterial to Net income (goodwill totaled $160 thousand balance at June 30, 2002). During the second quarter of 2002, the Company completed the initial goodwill impairment test required by SFAS No. 142 and concluded that goodwill was not impaired.

PENDING ACCOUNTING STANDARD

     On July 31, 2002, the AICPA issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Initial application should be as of the beginning of the fiscal year; therefore, if adopted during an interim period of 2003, prior interim periods should be restated. Most provisions of the proposed SOP will have a minimal impact to the Company, however, a provision that requires the establishment of a liability in addition to the account balance for contracts that contain death benefits may have a material impact on the condensed statement of operations depending on the market conditions at the time of adoption. Contracts affected are those that contain provisions wherein the amounts assessed against the contractholder each period for the insurance benefit feature are not proportionate to the insurance coverage provided for the period. These contract provisions are commonly referred to as guaranteed minimum death benefits.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   COMPREHENSIVE INCOME


     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                     Three Months Ended June 30,
                                             -----------------------------------------------------------------------------
                                             --------------------------------------   -----------------------------------
(in thousands)                                               2002                                     2001
                                             --------------------------------------    -----------------------------------
                                             -----------    ----------   ----------    ----------   ---------    ---------
                                                                          After-                                  After-
                                               Pretax          Tax          tax         Pretax        Tax          tax
                                             -----------    ----------   ----------    ----------   ---------    ---------
                                             -----------    ----------   ----------    ----------   ---------    ---------
UNREALIZED CAPITAL GAINS AND LOSSES
AND NET GAINS AND LOSSES ON DERIVATIVE
FINANCIAL INSTRUMENTS:

Unrealized holding gains (losses)
    arising during the period               $    23,800    $  (8,330)    $  15,470    $  (18,421)   $    6,448  $  (11,973)
Less:  reclassification adjustments                 (51)          18          (33)        (2,324)          814      (1,510)
                                            -----------    ---------     --------     ----------    ----------  ----------
Unrealized net capital gains (losses)            23,851       (8,348)       15,503       (16,097)        5,634     (10,463)
   Net gains (losses) on derivative
   financial instruments arising during
   the period                                     1,193         (418)          775        (1,138)          398        (740)
   Less: reclassification adjustments             1,193         (418)          775          (904)          316        (588)
                                            -----------    ---------     ---------    ----------    ----------   ---------
Net   (losses)   gains   on   derivative
financial instruments                                 -            -             -          (234)           82        (152)
                                            -----------    ---------     ---------    ----------    ----------   ---------
Other comprehensive income (loss)           $    23,851    $  (8,348)       15,503    $  (16,331)   $    5,716     (10,615)
                                            ===========    =========                  ==========    ==========
Net income                                                                  11,244                                   6,470
                                                                         ---------                               ---------
Comprehensive income (loss)                                              $  26,747                               $  (4,145)
                                                                         =========                               =========


                                                                      Six Months Ended June 30,
                                             -----------------------------------------------------------------------------
                                             --------------------------------------    -----------------------------------
                                                             2002                                     2001
                                             --------------------------------------    -----------------------------------
                                             -----------    ----------   ----------    ----------   ---------    ---------
(in thousands)                                                            After-                                  After-
                                               Pretax          Tax          tax         Pretax        Tax          tax
                                             -----------    ----------   ----------    ----------   ---------    ---------
                                             -----------    ----------   ----------    ----------   ---------    ---------
UNREALIZED CAPITAL GAINS AND LOSSES AND
NET GAINS AND LOSSES ON DERIVATIVE
FINANCIAL INSTRUMENTS:

Unrealized holding gains (losses)
    arising during the period                $    14,127    $   (4,945)  $   9,182     $  (7,341)   $    2,570   $   (4,771)
Less:  reclassification adjustments                 (732)          256        (476)       (2,059)          721       (1,338)
                                             -----------    ----------   ----------    ----------   ----------   ----------
Unrealized net capital gains (losses)             14,859        (5,201)      9,658        (5,282)        1,849       (3,433)
   Net gains (losses) on derivative
   financial instruments arising during
   the period                                        793          (278)        515          (392)          137         (255)
   Less: reclassification adjustments                793          (278)        515          (392)          137         (255)
                                             -----------    ----------   ---------     ---------    ----------   ----------
Net   gains   (losses)   on   derivative
financial instruments                                  -             -           -             -             -            -
                                             -----------    ----------   ---------     ---------    ----------   ----------
Other comprehensive income (loss)            $    14,859    $   (5,201)      9,658     $  (5,282)   $    1,849       (3,433)
                                             ===========    ==========                 =========    ==========

Net income                                                                  19,717                                   15,876
                                                                         ---------                               ----------
Comprehensive income                                                     $  29,375                               $   12,443
                                                                         =========                               ==========

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

     The Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, the outcome of some legal proceedings that involve AIC regarding the Allstate agencies may have an impact on the Company.

     AIC is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

     In addition, on August 6, 2002 a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union, seeking certification as the collective bargaining representative of all Allstate agents in the United States. AIC is opposing the petition on a number of grounds, including that the agents are independent contractors and, therefore, the NLRB lacks jurisdiction over the issue. The outcome is currently uncertain.

     AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") with respect to allegations of retaliation under the Age Discrimination in Employment Act, the Americans with Disabilities Act and Title VII of the Civil Rights Act of 1964. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, breach of contract and age discrimination. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation based on a variety of issues, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   REINSURANCE

     The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company also cedes a portion of the mortality risk on certain term life policies with a pool of reinsurers. The Company continues to have primary liability as the direct insurer for risks reinsured. The Company follows a comprehensive evaluation process involving credit scoring and capacity to select reinsurers. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. The effects of reinsurance on Premiums and contract charges and Contract benefits were as follows:

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                                --------------------------     --------------------------
                                                -----------     ----------     ----------    ------------
(in thousands)                                     2002           2001           2002           2001
                                                -----------     ----------     ----------    ------------
PREMIUMS AND CONTRACT CHARGES
Direct                                          $   44,361      $  38,137      $   81,105    $   69,748
Assumed - non-affiliate                                106            176             246           372
Ceded
   Affiliate                                        (1,764)        (1,216)         (3,525)       (2,235)
   Non-affiliate                                      (223)          (201)           (445)         (421)
                                                ----------      ---------      ----------    ----------
      Premiums and contract charges, net
         of reinsurance                         $   42,480      $  36,896      $   77,381    $   67,464
                                                ==========      =========      ==========    ==========

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                       June 30,
                                               ---------------------------     --------------------------
                                               ------------     ----------     ----------    ------------
(in thousands)                                    2002            2001           2002           2001
                                               ------------     ----------     ----------    ------------
CONTRACT BENEFITS
Direct                                         $    45,013      $   46,284     $   91,617    $    85,997
Assumed - non-affiliate                                  4              24             45             26
Ceded
   Affiliate                                           (37)           (436)          (566)          (490)
   Non-affiliate                                      (307)           (288)          (596)          (477)
                                               -----------      ----------     ----------    -----------
    Contract benefits, net of  reinsurance     $    44,673      $   45,584     $   90,500    $    85,056
                                               ===========      ==========     ==========    ===========


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION OF ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK (THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOUND UNDER PART I.
ITEM 1. CONTAINED HEREIN AND WITH THE DISCUSSION, ANALYSIS, FINANCIAL STATEMENTS AND NOTES THERETO IN PART I. ITEM 1. AND PART II. ITEM 7. AND ITEM 8. OF THE ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH INCLUDES A DISCUSSION OF THE COMPANY'S CRITICAL ACCOUNTING POLICIES. TO CONFORM WITH THE 2002 AND YEAR-END 2001 PRESENTATION, CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED.

OVERVIEW
     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions in the state of New York through a combination of Allstate agencies, financial services firms, direct marketing and specialized brokers. The Company's products include term life; whole life; universal life; annuities such as fixed annuities, market value adjusted annuities; variable annuities; immediate annuities; and other protection products such as accidental death and hospital indemnity.

     The Company has identified itself as a single segment entity.

     The assets and liabilities related to variable annuity contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore are not included in the Company's condensed statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, variable annuity contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


FINANCIAL HIGHLIGHTS

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                  ---------------------------    ---------------------------
                                                                  ------------    -----------    -----------    ------------
(in thousands)                                                        2002           2001           2002            2001
                                                                  ------------    -----------    -----------    ------------
                                                                  ------------    -----------    -----------    ------------

Statutory premiums and deposits                                   $    216,081    $   194,428    $   406,473    $    362,200
                                                                  ============    ===========    ===========    ============

Investments                                                       $  3,562,946    $ 3,060,061    $ 3,562,946    $  3,060,061
Separate Accounts Assets                                               589,029        582,462        589,029         582,462
                                                                  ------------    -----------    -----------    ------------
Investments, including Separate Accounts Assets                   $  4,151,975    $ 3,642,523    $ 4,151,975    $  3,642,523
                                                                  ============    ===========    ===========    ============


GAAP Premiums                                                     $     30,230 $       26,779    $    52,774    $     46,993
Contract charges                                                        12,250         10,117         24,607          20,471
Net investment income                                                   56,953         50,209        111,381          98,695
Contract benefits                                                       44,673         45,584         90,500          85,056
Interest credited to contractholder funds                               25,399         18,281         41,430          34,592
Amortization of deferred policy acquisition costs ("DAC")                5,243          1,073          7,073           2,603
Operating costs and expenses                                             8,372          8,050         18,514          15,794

                                                                  ------------    -----------    -----------    ------------
Operating income before tax                                             15,746         14,117         31,245          28,114
Income tax expense                                                       5,428          4,930         10,773           9,766
                                                                  ------------    -----------    -----------    ------------
Operating income (1)                                                    10,318          9,187         20,472          18,348
Realized capital gains and losses, after-tax(2)                            926         (2,717)          (755)         (2,325)
Cumulative effect of change in
  accounting principle, after-tax                                            -              -              -           (147)
                                                                  ------------    -----------    -----------    ------------
Net income                                                        $     11,244    $     6,470    $    19,717    $     15,876
                                                                  ============    ===========    ===========    ============

(1) For a complete definition of operating income, see the operating income discussion beginning on page 13.

(2) RECONCILIATION OF REALIZED CAPITAL GAINS AND LOSSES
                                                                 Three Months                   Six Months
                                                                Ended June 30,                Ended June 30,
                                                        ---------------------------    -----------------------------
                                                        ------------     ----------    ------------     ------------
               (in thousands)
                                                           2002            2001           2002             2001
                                                        ------------     ----------    ------------     ------------
                                                        ------------     ----------    ------------     ------------
      Realized capital gains and losses                 $    1,142      $   (3,229)    $    (1,465)     $    (2,452)
      Reclassification of Amortization  of DAC                 301          (1,016)            289           (1,182)
      Reclassification of Income tax benefit (expense)        (517)          1,528             421            1,309
                                                        ----------      ----------     -----------      -----------
      Realized capital gains and losses, after-tax      $      926      $   (2,717)    $      (755)     $    (2,325)
                                                        ==========      ==========     ===========      ===========


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


STATUTORY PREMIUMS AND DEPOSITS


     Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies and premiums and deposits on annuities determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the state of New York, and all other funds received from customers on deposit-type products which are accounted for by the Company as liabilities. The statutory accounting practices, and the Company's definition of statutory premiums and deposits, differ in material aspects from GAAP. The Company's method of calculating statutory premiums and deposits may also be different from the method used by other companies and therefore comparability may be limited.


     The following table summarizes statutory premiums and deposits by product line:

                                                       Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                   ---------------------------    ---------------------------
                                                   -----------    ------------    -----------    ------------
(in thousands)                                        2002            2001           2002            2001
                                                   -----------    ------------    -----------    ------------
                                                   -----------    ------------    -----------    ------------

LIFE AND OTHER PRODUCTS
     Interest-sensitive life                       $    13,716    $     11,768     $   27,412    $     24,009
     Traditional life                                    5,624           6,497         10,581          12,099
     Other                                               2,315           2,084          4,498           4,203
                                                   -----------    ------------    -----------    ------------
       Total life and other products                    21,655          20,349         42,491          40,311
                                                   -----------    ------------    -----------    ------------

INVESTMENT PRODUCTS
     Fixed annuities                                    83,590          70,178        142,401         123,205
     Immediate annuities                                34,519          32,029         62,543          60,854
     Variable annuities                                 76,317          71,872        159,038         137,830
                                                   -----------    ------------    -----------    ------------

        Total investment products                      194,426         174,079        363,982         321,889
                                                   -----------    ------------    -----------    ------------
TOTAL STATUTORY PREMIUMS AND DEPOSITS              $   216,081    $    194,428     $  406,473    $    362,200
                                                   ===========    ============    ===========    ============


     For the second quarter of 2002, total statutory premiums and deposits increased 11.1% when compared to the same period last year. In the first six months of 2002, total statutory premiums and deposits increased 12.2% compared to the same period last year. For both periods the increase was primarily due to an increase in sales of fixed annuities, variable annuities and interest-sensitive life products. Fixed annuities increased due to marketing and sales in the financial services channel. Variable annuities increased due to new wholesaling initiatives through the banking channel and the financial services channel. Interest-sensitive life products increased due to increased marketing.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


GAAP PREMIUMS AND CONTRACT CHARGES

     Under GAAP, premiums represent premium generated from traditional life and other insurance products which have significant mortality or morbidity risk, and contract charges generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender. The following table summarizes GAAP premiums and contract charges:


                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                       -------------------------    -----------------------
(in thousands)                                            2002           2001         2002          2001
                                                       ----------      ---------    ---------    ----------
                                                       ----------      ---------    ---------    ----------
PREMIUMS
   Traditional life                                    $      5,459    $    6,084   $   10,560   $    11,740
   Immediate annuities with life contingencies(1)            22,476        18,571       37,722        31,011
   Other                                                      2,295         2,124        4,492         4,242
                                                       ------------    ----------   ----------   -----------
       Total premiums                                  $     30,230    $   26,779   $   52,774   $    46,993
                                                       ============    ==========   ==========   ===========

CONTRACT CHARGES
    Interest-sensitive life                            $     9,069     $    6,827   $   17,959   $    13,707
    Variable annuities                                       2,549          2,324        5,286         4,596
    Investment contracts                                       632            966        1,362         2,168
                                                       -----------     ----------   ----------   -----------
       Total contract charges                          $    12,250     $   10,117   $   24,607   $    20,471
                                                       ===========     ==========   ==========   ===========

     (1) Under GAAP accounting requirements, only those immediate annuities with life contingencies are recognized in premiums. Those without life contingencies, or period certain, are directly recorded as liabilities and generate contract charges. Market conditions and consumer preferences drive the mix of immediate annuities sold with or without life contingencies.

     For the second quarter and the first six months of 2002, total premiums increased 12.9% and 12.3%, respectively, compared to the same periods last year. These increases were due to increased sales of immediate annuities with life contingencies partially offset by decreased premiums from traditional life products.

     Total contract charges increased 21.1% for the second quarter of 2002 and 20.2% for the first six months of 2002, compared to the same periods last year. In both periods, the increases were due to increased contract charges on interest-sensitive life products from new business sales. Contract charges on variable annuities, which are generally calculated as a percentage of account value, increased compared to prior year periods due to growth from new sales partially offset by declines in account value as a result of market declines.

OPERATING INCOME

     Operating income is a measure used by management to evaluate profitability. Operating income is defined as Income before the cumulative effect of changes in accounting principles, after-tax, and excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses and certain other items have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of other insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 11. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


                                               Three Months Ended               Six Months Ended
                                                    June 30,                        June 30,
                                           ---------------------------      --------------------------
                                           -----------    ------------      -----------    -----------
(in thousands)                                2002           2001              2002           2001
                                           -----------    ------------      -----------    -----------
                                           -----------    ------------      -----------    -----------

Investment margin                         $    12,907    $     11,077      $    25,090    $    22,190
Mortality margin                                9,722           6,283           19,361         13,134
Maintenance charges                             5,580           4,992           10,177          9,326
Surrender charges                               1,152             888            2,204          1,861
DAC amortization                               (5,243)         (1,073)          (7,073)        (2,603)
Operating costs and expenses                   (8,372)         (8,050)         (18,514)       (15,794)
Income tax expense on operations               (5,428)         (4,930)         (10,773)        (9,766)
                                          -----------    ------------      -----------    -----------
OPERATING INCOME                          $    10,318    $      9,187      $    20,472    $    18,348
                                          ===========    ============      ===========    ===========

     Operating income for the second quarter and six month period ended June 30, 2002 increased 12.3% and 11.6%, respectively, compared to the same periods last year. For both periods the increase in operating income was primarily due to increases in both the mortality and investment margins partially offset by increase in DAC amortization and operating expenses.

     Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 16.5% in the second quarter of 2002 and 13.1% for the first six months of 2002 compared to the same periods last year. For both periods, the increase in investment margin was due to an increase in invested assets from the 2001 level. The growth in invested assets was driven by sales of fixed and immediate annuities, less contract benefits and surrenders and withdrawals. The impact of this growth was partly offset by a decline in invested assets yields. Management actions taken in 2001 and the first half of 2002 to reduce crediting rates where contractually allowed have partially offset the decline in invested asset yields.

     Mortality margin, which represents premiums and cost of insurance charges in excess of related policy benefits, increased 54.7% in the second quarter of 2002 and 47.4% for the first six months of 2002 compared to the same periods last year. For both periods the increase in mortality margin was due to revenue growth on new business and lower death benefits on interest-sensitive products. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines utilize a long-term view of the trends in mortality and morbidity thereby causing period to period fluctuations in the mortality margin.

     DAC amortization for the Company is dependent on the nature of the insurance contract and requires judgment on both the period and rate of amortization. DAC amortization periods for products with significant mortality or morbidity risk are determined when the products are sold, and are related to the periods in which premiums are received on these products. Amortization is recognized in proportion to the pattern of expected gross profits for interest-sensitive life and investment products, which is dependent on expected investment returns and product profitability experience and the estimated lives of the contract periods. The estimated average lives of the contracts are considerably shorter than the stated amortization period due to withdrawals, surrenders and other policy terminations. The average long-term rate of assumed future investment yield of the Separate Accounts used in estimating expected gross margins is 8.0% plus 1.15% to 1.45% for fees at June 30, 2002. If actual results differ from estimated gross margins, DAC amortization is adjusted. Bonus interest and other sales incentives are deferred and reflected as an offset contractholder funds.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001

   The following table summarizes the DAC asset balance by product.

               (in thousands)                       Amortization      June 30,      December 31,
                                                       Period           2002            2001
                                                   ---------------- -------------- ---------------
                                                   ---------------- -------------- ---------------
               Traditional Life                       7-30 years    $      29,831  $       27,757
               Other                                  various               3,531           3,946
                                                                    -------------  --------------
                                                                           33,362          31,703

               Interest-sensitive life                30 years             61,608          59,574
               Fixed annuity                          15 years             21,124          14,701
               Variable annuity                       15 years             60,314          50,637
                                                                    -------------  --------------
                                                                          143,046         124,912
                                                                    -------------  --------------
               TOTAL DAC                                            $     176,408  $      156,615
                                                                    =============  ==============


     DAC amortization increased $4.2 million during the second quarter of 2002 and $4.5 million during the first six months of 2002 compared to the same periods of 2001 due to overall growth in business and improved margins on investment and interest-sensitive life contracts.

     Operating costs and expenses increased 4.0% during the second quarter of 2002 and 17.2% for the first six months of 2002 compared to the same periods last year due to distribution expenses incurred on new growth initiatives and administrative expenses.

NET INVESTMENT INCOME

     Pretax net investment income increased 13.4% in the second quarter of 2002 compared to the same period in 2001. For the first six months of 2002, pretax net investment income increased 12.9% compared to the same period last year. The increase was due to higher investment balances partially offset by slightly lower yields. At June 30, 2002 investment balances, excluding Separate Accounts and unrealized gains and losses on fixed income securities, increased 16.6% compared to June 30, 2001.

AFTER-TAX REALIZED CAPITAL GAINS AND LOSSES

     After-tax realized capital gains were $926 thousand for the second quarter of 2002 compared to after-tax realized capital losses of $2.7 million in the same period last year. After-tax realized capital losses were $755 thousand for the first six months of 2002 compared to $2.3 million in the same period last year. After-tax realized capital gains and losses are presented net of the effects of DAC amortization, to the extent that such effects resulted from the recognition of realized capital gains and losses. The following table describes the factors impacting the realized capital gains and losses results:

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                       ---------------------------    --------------------------
                                                       ----------      -----------    ----------    ------------
(in thousands)                                           2002             2001          2002           2001
                                                       ----------      -----------    ----------    ------------
                                                       ----------      -----------    ----------    ------------
Portfolio trading                                      $      567      $      (593)   $     (322)   $      (422)
Investment write-downs                                       (599)            (896)       (1,127)          (896)
Valuation of derivative securities                            766             (579)          509           (251)
                                                       ----------      -----------    ----------    -----------
Subtotal                                                      734           (2,068)         (940)        (1,569)
Reclassification of amortization of DAC                       192             (649)          185           (756)
                                                       ----------      -----------    ----------    -----------
Total realized capital gains and losses, after-tax     $      926      $    (2,717)   $     (755)   $    (2,325)
                                                       ==========      ===========    ==========    ===========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001

     Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.

INVESTMENTS

    The composition of the Company's investment portfolio at June 30, 2002 is presented in the following table:
                                                                Percent
     (in thousands)                                            to total

     Fixed income securities (1)               $3,138,531         88.1%
     Mortgage loans                               271,259          7.6
     Short-term                                   120,074          3.4
     Policy loans                                  33,082          0.9
                                               ----------   ----------
         Total                                 $3,562,946        100.0%
                                               ==========   ==========

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $2.90 billion at June 30, 2002 and $2.68 billion at December 31, 2001.

     Total investments were $3.56 billion at June 30, 2002 compared to $3.23 billion at December 31, 2001. The increase was due to amounts invested from positive cash flows generated from operations and increased unrealized capital gains. At June 30, 2002, unrealized capital gains on the fixed income securities portfolio were $243.2 million compared to $216.2 million at December 31, 2001.

     At June 30, 2002, 97.5% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's rating of Aaa, Aa, A, Baa, or a comparable Company internal rating.

     Total investment balances related to the collateral from securities lending increased to $167.3 million at June 30, 2002 from $140.3 million at December 31, 2001.

     Commencing in late July 2002, deterioration of U.S. credit markets significantly escalated. For example, in July the Lehman Bothers U.S. Investment-Grade Credit Index under-performed U.S. Treasuries by 259 basis points, its second-worst month ever. In particular, the telecommunications, airlines, and energy sectors in which the Company has holdings have been adversely affected. This deterioration, along with reduced market liquidity, could also extend to other segments of the economy and is expected to lead to increased recognition of realized capital losses from investment write-downs and portfolio trading in subsequent periods.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


SEPARATE ACCOUNTS


     Separate Accounts assets and liabilities decreased 2.3% to $589.0 million at June 30, 2002 from December 31, 2001. The increase from additional deposits and transfers from the fixed account fund to variable Separate Accounts funds more than was offset by surrenders and withdrawals and unfavorable investment performance of the Separate Accounts investments portfolios due to equity market conditions.


CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES
     The Company's capital resources consist of shareholder's equity. The following table summarizes the capital resources:

                                                June 30,        December 31,
  (in thousands)                                  2002             2001
                                               ------------    --------------
                                               ------------    --------------

  Common stock and retained income             $   359,698     $     339,981
  Accumulated other comprehensive income           128,653           118,995
                                               -----------     -------------
        Total shareholder's equity             $   488,351     $     458,976
                                               ===========     =============

SHAREHOLDER'S EQUITY
     Shareholder's equity increased in the first six months of 2002 compared to December 31, 2001, due to net income and an increase in unrealized net capital gains.

DEBT
    The Company had no outstanding debt at June 30, 2002 and December 31, 2001.


FINANCIAL RATINGS AND STRENGTHS
     Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's, and A.M. Best, respectively, at June 30, 2002.

     In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates, including the Company, to "negative" from "stable". This revision is part of an ongoing life insurance industry review being conducted by Standard & Poor's. Moody's and A.M. Best reaffirmed their ratings and outlook for the Company.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001



LIQUIDITY
 The principal sources of funds for the Company include the following activities:

     SOURCES OF FUNDS
     Statutory premiums and deposits
     Reinsurance recoveries
     Receipts of principal, interest and dividends on investments
     Sales of investments
     Capital contributions from ALIC
     Inter-company loans

The principal uses of funds for the Company include the following activities:

     USES OF FUNDS
     Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
     Operating expenses
     Purchase of investments
     Repayment of inter-company loans
     Dividends to ALIC

     Management believes that cash flows from operating and investing activities of the Company are adequate to satisfy liquidity requirements of these operations based on the current liability structure and considering a variety of reasonably foreseeable stress scenarios.

     The maturity structure of the Company's fixed income securities, which represent 88.1% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed annuities and interest-sensitive life insurance products, is subject to discretionary surrenders and withdrawals by contractholders. Total surrenders and withdrawals for the three month period and six month period ended June 30, 2002 were $33.8 million and $82.3 million compared with $23.2 million and $48.6 million for the same periods last year. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.


     The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at June 30, 2002 and December 31, 2001, respectively.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


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


o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in interest rates could also reduce the profitability of the Company's spread-based products, particularly interest-sensitive life, investment and structured financial products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the general account investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk on its products by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001

o The Company amortizes DAC related to interest-sensitive life and investment contracts in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the estimated future gross profits, which include estimated future contract charges, investment margins and expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could potentially result in adjustment to the cumulative amortization of DAC. For example, reduced estimated future gross profits resulting from declines in contract charges assessed against the Separate Accounts' balances invested in equity securities which have declined in value, could potentially result in increased amortization of DAC. An adjustment, if any, may have a material effect on results of operations.

o The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and sales management performance could cause contract charges realized by the Company to decrease and lead to an increase of exposure to pay guaranteed minimum death benefits and could result in increased statutory reserves for these benefits, reducing the Company's statutory capital and surplus. In addition, it is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that the Company will ultimately incur in providing those benefits, resulting in adverse mortality trends that may have a material effect on results of operations.

o Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuities sales. In general, sales of variable annuities increase when the stock markets are generally rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

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

o The Company is affiliated with various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the Securities and Exchange Commission, the National Association of Securities Dealers and /or, in some cases, state securities administrators. The laws regulating the securities products and activities of these entities are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001


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

o The events of September 11, 2001, and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of the September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased reserves due to additional death benefit exposure resulting from market declines. A multiple level downgrade of either the Corporation, the Company or ALIC, while not expected, could have a material adverse effect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company or ALIC could be affected by changes in ratings of AIC and/or the Corporation.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and use its capital in other ways.

o The Company currently has Separate Account liabilities which contain death benefit features covered by the exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The Company does not currently hold liabilities for death benefit features covered by the SOP. If adopted, the Company's establishment of liabilities with respect to the contracts could have a material impact on the statement of operations, however the market values at the time of adoption will affect the amount of the liability required.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002 AND 2001

o A portion of the unrealized capital gains and losses included as a component of shareholder's equity relating to non-exchange traded marketable investment securities accounted for at fair value are internally developed using widely accepted valuation models and independent third party data as model inputs. A decrease in these values would negatively impact the Corporation's, ALIC's and the Company's debt-to-capital ratio.

o Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the U.S. insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. In addition, members of Congress have introduced or discussed measures to permit optional federal chartering, and thus regulation, of some types of insurance business, such as life insurance and annuities. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

o The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

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

o The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be determined at this time.

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


  Dated August 13, 2002     ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            ---------------------------------------------
                                    (Registrant)




                  BY                /s/SAMUEL H. PILCH
                                    ------------------

                                    Samuel H. Pilch
                                    Group Vice President and Controller
                                    (chief accounting officer and duly
                                    authorized officer of registrant)

                                  Exhibit Index


       EXHIBIT NO.                                           DESCRIPTION


10.1     Underwriting Agreement between Allstate Life Insurance Company of New York and ALFS, Inc., effective October 1, 1996.

10.2     Principal Underwriting Agreement between Allstate Life Insurance Company of
         New York and Allstate Distributors, L.L.C., effective May 1, 2000

10.3     Service Agreement between Allstate Life Insurance Company and Allstate Life
         Insurance Company of New York, effective July 1, 1989.

10.4     Business Operations and Service Agreement between Allstate Life Insurance
         Company of New York and Allstate Life Insurance Company effective October
         1, 1997.

10.5 Administrative Services Agreement between Allstate Life Insurance Company of New York and Allstate Distributors, L.L.C. effective May 1, 2000.

10.6     Reinsurance Agreement between Allstate Life Insurance Company and Allstate
         Life Insurance Company of New York effective January 1, 1984 as amended by
         Amendment No. 1 effective September 1, 1984, Amendment No.2 effective
         January 1, 1987, Amendment No.3 effective October 1, 1988, Amendment No.4 effective January 1, 1994 and Amendment No.5 effective December 31, 1995.

10.7     Agreement and Assumption Reinsurance Agreement between Allstate Life
         Insurance Company and Allstate Life Insurance Company of New York effective
         July 1, 1984.

10.8     Reinsurance Agreement between Allstate Life Insurance Company and Allstate
         Life Insurance Company of New York, effective January 1, 1986, as amended by Amendment No.1 effective December 31, 1995 and Amendment No. 2 effective
         December 1, 1995.

10.9     Reinsurance Agreement between Allstate Life Insurance Company and Allstate
         Life Insurance Company of New York, effective January 1,1991, as amended by
         Amendment No.1 effective December 31, 1995.
