Form 10-Q
period 2002-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2002-11-14
CIK 839759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

------------------------------------------------------------------------------
                                    FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-100029

                   Allstate Life Insurance Company of New York
             (Exact name of registrant as specified in its charter)

     New York                                    36-2608394
(State of Incorporation)               (I.R.S. Employer  Identification No.)

One Allstate Drive
Farmingville, New York                               11738
(Address of principal executive offices)           (Zip code)

Registrant's telephone number, including are code: 516-451-5300

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                           Yes /X/          No /  /

As of October 31, 2002, the Registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2002


PART 1.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Statements of Operations for the Three Month and Nine Month Periods Ended
               September 30, 2002 and 2001 (unaudited)                                                      3

               Condensed Statements of Financial Position as of September 30, 2002 (unaudited) and
               December 31, 2001                                                                            4

               Condensed Statements of Cash Flows for the Nine Month Periods Ended
               September 30, 2002 and 2001 (unaudited)                                                      5

               Notes to Condensed Financial Statements (unaudited)                                          6

Item 2.        Management's Discussion and Analysis
               of Financial Condition and Results of Operations                                            11

Item 4.        Controls and Procedures                                                                     26

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                           27

Item 6.        Exhibits and Reports on Form 8-K                                                            27

               Signatures                                                                                  28

               Certifications                                                                              28



                                       2

                          PART 1. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       CONDENSED STATEMENTS OF OPERATIONS

                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                         -----------------------------    -----------------------------
(in thousands)                                              2002             2001            2002             2001
                                                         ------------    -------------    ------------     ------------
                                                                 (Unaudited)                      (Unaudited)
Revenues
Premiums                                                 $     12,881    $     29,445     $   65,655       $  76,438
Contract charges                                               12,930          10,150         37,537          30,621
Net investment income                                          59,188          51,377        170,569         150,072
Realized capital gains and losses                             (10,231)          2,804        (11,696)            352
                                                         ------------    ------------     ----------       ---------
                                                               74,768          93,776        262,065         257,483
Costs and Expenses
Contract benefits                                              35,983          53,739        126,483         138,795
Interest credited to contractholder funds                      23,042          18,965         64,472          53,557
Amortization of deferred policy acquisition costs              10,517           2,183         17,301           5,968
Operating costs and expenses                                    7,694           7,113         26,208          22,907
                                                         ------------    ------------     ----------       ---------
                                                               77,236          82,000        234,464         221,227
                                                         ------------    ------------     ----------       ---------
(Loss) income from operations before income tax
   expense and cumulative effect of change in
   accounting principle                                        (2,468)         11,776         27,601          36,256
Income tax (benefit) expense                                   (1,078)          4,128          9,274          12,585
                                                         ------------    ------------     ----------       ---------
(Loss) income before cumulative effect of change in
   accounting principle                                        (1,390)          7,648         18,327          23,671
   Cumulative effect of change in accounting for
   derivative financial instruments, after-tax                      -               -              -            (147)
                                                         ------------    -------------    ----------       ---------
 Net (loss) income                                       $     (1,390)   $       7,648    $   18,327       $  23,524
                                                         ============    =============    ==========       =========





                  See notes to condensed financial statements.


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                        September 30,        December 31,
(in thousands, except par value data)                                                       2002                 2001
                                                                                      ------------------    ----------------
                                                                                         (Unaudited)
Assets
Investments
   Fixed income securities, at fair value (amortized cost $3,116,198 and
     $2,678,264)                                                                      $       3,507,153     $     2,894,461
   Mortgage Loans                                                                               290,377             242,727
   Short-term                                                                                   172,889              57,507
   Policy Loans                                                                                  33,233              33,160
                                                                                      -----------------     ---------------
      Total investments                                                                       4,003,652           3,227,855

Cash                                                                                             16,109               7,375
Deferred policy acquisitions costs                                                              163,218             156,615
Accrued investment income                                                                        39,922              33,601
Reinsurance recoverables                                                                            880               1,453
Other assets                                                                                     13,390              13,800
Separate Accounts                                                                               511,227             602,657
                                                                                      -----------------     ---------------
         Total assets                                                                 $       4,748,398     $     4,043,356
                                                                                      =================     ===============

Liabilities
Reserve for life-contingent contract benefits                                         $       1,458,046     $     1,303,810
Contractholder funds                                                                          1,930,745           1,442,119
Current income taxes payable                                                                      7,985               6,049
Deferred income taxes                                                                            87,309              64,612
Other liabilities and accrued expenses                                                          232,545             164,399
Payable to affiliates, net                                                                        2,323                 427
Reinsurance payable to affiliate, net                                                               641                 307
Separate Accounts                                                                               511,227             602,657
                                                                                      -----------------     ---------------
         Total liabilities                                                                    4,230,821           3,584,380
                                                                                      -----------------     ---------------

Commitments and Contingent Liabilities (Note 3)

Shareholder's equity
Common stock, $25 par value, 100,000 shares authorized, issued and outstanding                    2,500               2,500
Additional capital paid-in                                                                       45,787              45,787
Retained income                                                                                 310,021             291,694
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                      159,269             118,995
                                                                                      -----------------     ---------------

         Total accumulated other comprehensive income                                           159,269             118,995
                                                                                      -----------------     ---------------
         Total shareholder's equity                                                             517,577             458,976
                                                                                      -----------------     ---------------
         Total liabilities and shareholder's equity                                   $       4,748,398     $     4,043,356
                                                                                      =================    ================

                  See notes to condensed financial statements.


                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        ---------------------------
(in thousands)                                                                             2002           2001
                                                                                        -----------    ------------
                                                                                               (Unaudited)
Cash flows from operating activities
Net income                                                                              $     18,327   $      23,524
Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization and other non-cash items                                               (36,046)        (37,366)
         Realized capital gains and losses                                                    11,696            (352)
         Cumulative effect of change in accounting for derivative financial
           instruments                                                                             -             147
         Interest credited to contractholder funds                                            64,472          53,557
         Changes in:
           Life-contingent contract benefits and other insurance reserves                     31,574          51,594
           Deferred policy acquisition costs                                                 (24,101)        (33,574)
           Income taxes payable                                                                2,947           8,576
           Other operating assets and liabilities                                             10,372          (4,315)
                                                                                        ------------    ------------
              Net cash provided by operating activities                                       79,241          61,791
                                                                                        ------------    ------------

Cash flows from investing activities
Proceeds from sales of fixed income securities                                               185,066         183,796
Investment collections
           Fixed income securities                                                           136,888          64,125
           Mortgage loans                                                                     14,995          13,874
Investments purchases
           Fixed income securities                                                          (759,169)       (491,585)
           Mortgage loans                                                                    (62,276)        (33,879)
Change in short-term investments, net                                                        (38,697)        (16,244)
Change in other investments, net                                                               1,238            (215)
Change in policy loans, net                                                                      (73)         (1,093)
                                                                                        ------------    ------------
              Net cash used in investing activities                                         (522,028)       (281,221)
                                                                                        ------------    ------------
Cash flows from financing activities
Contractholder fund deposits                                                                 572,988         362,648
Contractholder fund withdrawals                                                             (121,467)       (143,749)
                                                                                        ------------    ------------
           Net cash provided by financing activities                                         451,521         218,899
                                                                                        ------------    ------------

Net increase (decrease) in cash                                                                8,734            (531)
Cash at beginning of period                                                                    7,375           2,162
                                                                                        ------------    ------------
Cash at end of period                                                                   $     16,109    $      1,631
                                                                                        ============    ============

                  See notes to condensed financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying condensed financial statements include the accounts of Allstate Life Insurance Company of New York ("the Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

     The condensed financial statements and notes as of September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     To conform with the 2002 and year-end 2001 presentations, certain amounts in the prior year's condensed financial statements have been reclassified. Non-cash transactions of $256 thousand have been excluded from prior period investment purchases and collections on the condensed statements of cash flows to conform to the current period presentation.

     Non-cash investment exchanges and modifications, which reflect refinancings of fixed income securities, totaled $5 million for the nine months ended September 30, 2002. There were no exchanges for the nine months ended September 30, 2001.

New Accounting Standard

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis. The Company adopted SFAS No. 142 effective January 1, 2002 and as a result, the Company's 2001 results do not reflect the impact of the non-amortization provisions of SFAS No. 142. Had the Company adopted the non-amortization provisions on January 1, 2001, the impact would have been immaterial to Net income (unamortized goodwill was $160 thousand at September 30, 2002). During the second quarter of 2002, the Company completed the initial goodwill impairment test required by SFAS No. 142 and concluded that goodwill was not impaired. The Company utilized several widely accepted valuation techniques, including discounted cash flow and market multiple and trading analyses, to estimate the fair value of its acquired businesses.


Pending Accounting Standard

     On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Initial application should be as of the beginning of the fiscal year; therefore, if adopted during an interim period of 2003, prior interim periods should be restated. Most provisions of the proposed SOP will have a minimal impact to the Company. With respect to guaranteed minimum income benefits (contract features that guarantee a minimum amount for annuitization), the Company's policy of not recognizing any liability during the accumulation phase is consistent with the SOP. However, a provision that requires the establishment of a liability in addition to the account balance for contracts that contain death or other insurance benefits, which are not currently recognized as a liability by the Company, may have a material impact on the condensed statement of operations

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

depending on the market conditions at the time of adoption. Contracts that would be affected by this provision of the SOP are those that specify that the amounts assessed against the contractholder each period for the insurance benefit feature are not proportionate to the insurance coverage provided for the period. These contract provisions are commonly referred to as guaranteed minimum death benefits.


2.   Reinsurance

     The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company also cedes a portion of the mortality risk on certain term life policies with a pool of reinsurers. The Company continues to have primary liability as the direct insurer for risks reinsured. The Company follows a comprehensive evaluation process involving credit scoring and capacity to select reinsurers. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of reserves for contract benefits. Failure of reinsurers to honor their obligations could result in losses to the Company.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. The Company has reinsurance agreements with its parent, ALIC, to reinsure a portion of its premiums, contract charges and contract benefits. No single non-affiliate reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. The effects of reinsurance on Premiums and Contract charges and Contract benefits were as follows:

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                     --------------------------       --------------------------
(in thousands)                                          2002           2001              2002           2001
                                                     -----------    -----------       -----------    -----------
Premiums and contract charges
Direct                                               $      27,860  $      40,872     $     108,965  $     110,620
Assumed - non-affiliate                                         72            149               318            521
Ceded
   Affiliate                                                (1,756)        (1,197)           (5,281)        (3,432)
   Non-affiliate                                              (365)          (229)             (810)          (650)
                                                     -------------  -------------     -------------  -------------
     Premiums and contract charges, net
       of reinsurance                                $      25,811  $      39,595     $     103,192  $     107,059
                                                     =============  =============     =============  =============

                                                        Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                     --------------------------       --------------------------
(in thousands)                                          2002           2001              2002           2001
                                                     -----------    -----------       -----------    -----------
Contract benefits
Direct                                               $      36,616  $      53,917     $     128,233  $     139,914
Assumed - non-affiliate                                          6             52                51             78
Ceded
   Affiliate                                                  (225)           (47)             (791)          (537)
   Non-affiliate                                              (414)          (183)           (1,010)          (660)
                                                     -------------  -------------     -------------  -------------
     Contract benefits, net of reinsurance           $      35,983  $      53,739     $     126,483  $     138,795
                                                     =============  =============     =============  =============


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

     In addition, on August 6, 2002, a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union, seeking certification as the collective bargaining representative of all Allstate agents in the United States. AIC is opposing the petition on a number of grounds, including that the agents are independent contractors and, therefore, the NLRB lacks jurisdiction over the issue. The outcome is currently uncertain.

     AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor and a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") with respect to allegations of retaliation under the Age Discrimination in Employment Act, the Americans with Disabilities Act and Title VII of the Civil Rights Act of 1964. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, breach of contract and age discrimination. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

     The court has approved a settlement, which is not material, in a previously reported, statewide class action that alleged that ALIC violated insurance statues in the sale of credit insurance.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Various other legal and regulatory actions are currently pending that involve AIC and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.


4.   Comprehensive Income

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                        Three Months Ended September 30,
                                          ----------------------------------------------------------------------------------------
(in thousands)                                                2002                                             2001
                                          ----------------------------------------------    --------------------------------------
                                                                                After-                                   After-
                                               Pretax           Tax             tax        Pretax            Tax            tax
                                             -----------    --------------    ----------  ----------    ------------    ----------
Unrealized capital gains and losses
 and net gains and losses on
 derivative financial instruments:
Unrealized holding gains arising during
 the period                                  $   37,318     $   (13,061)      $   24,257  $   28,868    $   (10,103)    $  18,765
Less: reclassification adjustments               (9,783)          3,424           (6,359)      2,564           (897)        1,667
                                             ----------     -----------       ----------  ----------    -----------     ---------
Unrealized net capital gains                     47,101         (16,485)          30,616      26,304         (9,206)       17,098
Net gains on derivative financial
 instruments arising during the period              450            (157)             293         192            (67)          125
   Less: reclassification adjustments               450            (157)             293         192            (67)          125
                                             ----------     -----------       ----------  ----------    -----------     ---------
Net gains on derivative financial
 instruments                                          -               -                -           -              -             -
                                             ----------     -----------       ----------  ----------    -----------     ---------
Other comprehensive income                   $   47,101     $   (16,485)          30,616  $   26,304    $    (9,206)       17,098
                                             ==========     ===========                   ==========    ===========
Net (loss) income                                                                 (1,390)                                   7,648
                                                                              ----------                               ----------

Comprehensive income                                                          $   29,226                               $   24,746
                                                                              ==========                               ==========



                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                        Nine Months Ended September 30,
                                          ----------------------------------------------------------------------------------------
(in thousands)                                                2002                                             2001
                                          ----------------------------------------------    --------------------------------------
                                                                             After-                                        After-
                                            Pretax           Tax             tax             Pretax           Tax            tax
                                          -----------    --------------    ----------       ----------    -----------    -----------
Unrealized capital gains and losses and
 net gains and losses on derivative
 financial instruments:

Unrealized holding gains arising during
 the period                               $    51,445    $    (18,006)   $   33,439       $   20,249    $    (7,088)   $    13,161
Less: reclassification adjustments            (10,515)          3,680        (6,835)            (772)           270           (502)
                                          -----------    ------------    ----------       ----------    -----------    -----------
Unrealized net capital gains                   61,960         (21,686)       40,274           21,021         (7,358)        13,663
Net gains (losses) on derivative
 financial instruments arising during
 the period                                     1,243             435           808             (200)            70           (130)
   Less: reclassification adjustments           1,243            (435)          808             (200)            70           (130)
                                          -----------    ------------    ----------       ----------    -----------    -----------
Net gains (losses) on derivative
 financial instruments                              -               -             -                -              -              -
                                          -----------    ------------    ----------       ----------    -----------    -----------
Other comprehensive income                $    61,960    $    (21,686)       40,274       $   21,021    $    (7,358)        13,663
                                          ===========    ============                     ==========    ===========

Net income                                                                   18,327                                         23,524
                                                                         ----------                                    -----------
Comprehensive income                                                     $   58,601                                    $    37,187
                                                                         ==========                                    ===========


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

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

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company
("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions in the state of New York through Allstate agencies, financial services firms, direct marketing and specialized brokers. The Company's products include term life insurance; whole life insurance; annuities such as fixed deferred annuities, market value adjusted annuities and treasury-linked annuities; variable deferred annuities; immediate annuities; and other protection products such as accidental death and hospital indemnity.

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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001



FINANCIAL HIGHLIGHTS

                                                                       Three Months Ended             Nine Months Ended
                                                                         September 30,                  September 30,
                                                                   --------------------------    ---------------------------
(in thousands)                                                        2002           2001            2002           2001
                                                                   -----------    -----------    ------------    -----------
Statutory premiums and deposits                                    $   317,187    $   158,389    $    723,660    $   520,589
                                                                   ===========    ===========    ============    ===========

Investments                                                        $ 4,003,652    $ 3,236,303    $  4,003,652    $ 3,236,303
Separate Accounts Assets                                               511,227        529,094         511,227        529,094
                                                                   -----------    -----------    ------------    -----------
Investments, including Separate Accounts Assets                    $ 4,514,879    $ 3,765,397    $  4,514,879    $ 3,765,397
                                                                   ===========    ===========    ============    ===========

GAAP Premiums                                                      $    12,881    $    29,445    $     65,655    $    76,438
Contract charges                                                        12,930         10,150          37,537         30,621
Net investment income                                                   59,188         51,377         170,569        150,072
Contract benefits                                                       35,983         53,629         126,483        138,795
Interest credited to contractholder funds                               23,042         19,075          64,472         53,557
Amortization of deferred policy acquisition costs ("DAC")               11,368          1,476          18,441          4,079
Operating costs and expenses                                             7,694          7,113          26,208         22,907
                                                                   -----------    -----------    ------------    -----------
Operating income before tax                                              6,912          9,679          38,157         37,793
Income tax expense on operations                                         2,313          3,369          13,086         13,142
                                                                   -----------    -----------    ------------    -----------
Operating income (1)                                                     4,599          6,310          25,071         24,651
Realized capital gains and losses, after-tax (2)                        (5,989)         1,338          (6,744)          (980)
Cumulative effect of change in accounting principle,
   after-tax                                                                 -              -               -          (147)
                                                                   -----------    -----------    ------------    -----------
Net (loss) income                                                  $    (1,390)   $     7,648    $     18,327    $    23,524
                                                                   ===========    ===========    ============    ===========

(1) For a complete definition of operating income, see the operating income discussion beginning on page 14

(2) Reconciliation of Realized capital gains and losses

                                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                                      ---------------------------------    -------------------------------
    (in thousands)                                        2002              2001                2002             2001
                                                      -------------    ----------------    ---------------    ------------
    Realized capital gains and losses                 $     (10,231)   $          2,804    $       (11,696)   $        352
    Reclassification of Amortization of DAC                     851                (707)             1,140          (1,889)
    Reclassification of Income tax benefit (expense)          3,391                (759)             3,812             557
                                                      -------------    ----------------    ---------------    ------------
    Realized capital gains and losses, after-tax      $      (5,989)   $          1,338    $        (6,744)   $       (980)
                                                      =============    ================    ===============    ============


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

Statutory premiums and deposits

     Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums on insurance policies and premiums and deposits on annuities determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the state of New York, and all other funds received from customers on deposit-type products which are accounted for by the Company on a generally accepted accounting principles ("GAAP") basis as liabilities, rather than as revenue. Statutory accounting practices, and the Company's definition of statutory premiums and deposits, differ in material aspects from GAAP. The Company's method of calculating statutory premiums and deposits may also be different from the method used by other companies and therefore comparability may be limited.

     The following table summarizes statutory premiums and deposits by product line:

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                   --------------------------    ---------------------------
(in thousands)                                       2002            2001            2002           2001
                                                   -----------    -----------    ------------    -----------
Life and other products
   Interest-sensitive life                        $     13,590    $    11,451    $    41,002    $    35,460
   Traditional                                           5,219          6,599         15,800         18,698
   Other                                                 2,078          2,127          6,576          6,330
                                                   -----------    -----------    -----------    -----------
     Total life and other products                      20,887         20,177         63,378         60,488
                                                   -----------    -----------    -----------    -----------


Investment Products
   Fixed annuities                                     100,392         29,352        242,793        152,557
   Immediate annuities                                  17,095         38,056         79,638         98,910
   Variable annuities                                  178,813         70,804        337,851        208,634
                                                   -----------    -----------    -----------    -----------
     Total investment products                         296,300        138,212        660,282        460,101
                                                   -----------    -----------    -----------    -----------
Total statutory premiums and deposits              $   317,187    $   158,389    $   723,660    $   520,589
                                                   ===========    ===========    ===========    ===========

     Total statutory premiums and deposits increased 100.3% to $317.2 million in the third quarter of 2002 from $158.4 million in the third quarter of 2001. The increase is due to growth in sales of fixed annuities and variable annuities partially offset by decreased sales of immediate annuities.

     Total statutory premiums and deposits increased 39.0% to $723.7 million in the first nine months of 2002 from $520.6 million in the same period of 2001. This increase was due to growth in sales of fixed annuities, variable annuities and interest-sensitive life insurance, partially offset by decreased sales of immediate annuities.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001


GAAP premiums and contract charges

     Under GAAP, premiums represent premiums generated from traditional life and other insurance products and immediate annuities which have significant mortality or morbidity risk, and contract charges generated from interest-sensitive life insurance products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and early surrender. The following table summarizes GAAP premiums and contract charges:

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                September 30,
                                                         -------------------------    ---------------------------
(in thousands)                                             2002           2001           2002            2001
                                                         ---------    ------------    -----------    ------------
Premiums
   Traditional life                                      $   5,296    $     6,221     $  15,856    $      17,962
   Immediate annuities with life contingencies (1)           5,503         21,119        43,225           52,130
   Other                                                     2,082          2,105         6,574            6,346
                                                         ---------    -----------     ---------     ------------
     Total premiums                                         12,881         29,445        65,655           76,438
                                                         ---------    -----------     ---------     ------------

Contract charges
   Interest-sensitive life                                   9,131          6,749        27,090           20,455
   Variable annuities                                        2,923          2,496         8,209            7,092
   Investment contracts                                        876            905         2,238            3,074
                                                         ---------    -----------     ---------     ------------
     Total contract charges                                 12,930         10,150        37,537           30,621
                                                         ---------    -----------     ---------     ------------
Total GAAP premiums and contract charges                 $  25,811    $    39,595     $ 103,192     $    107,059
                                                         =========    ===========     =========     ============

     (1) Under GAAP accounting requirements, only those immediate annuities with life contingencies are recognized in premiums. Those without life contingencies, called period certain, are recorded directly as liabilities and generate investment margins and contract charges.

     In the third quarter and first nine months of 2002, total premiums decreased 56.3% and 14.1% respectively, compared to the same period of 2001 due to declines in sales of immediate annuities with life contingencies and traditional life premiums. Declines in the sales of immediate annuities with life contingencies were due to a change in the mix of immediate annuities sold and due to market conditions. The decline in traditional life premiums is related to the Company entering into a reinsurance agreement for certain of its direct marketing credit life insurance products and lower term life insurance premiums.

     Total contract charges increased 27.4% during the third quarter of 2002, and 22.6% for the first nine months of 2002, compared to the same periods in 2001 due to growth in interest-sensitive life account values in force and contract charge rate increases. Contract charges on variable annuities, which are generally calculated as a percentage of each account value, increased 17.1% and 15.8% for the third quarter and first nine months of 2002, respectively, as a result of increased sales of variable annuities and transfers from the fixed account contract option more than offsetting declines in account values as a result of equity market declines.

Operating income

     Operating income is a measure used by the Company's management to evaluate profitability. Operating income is defined as Income before the cumulative effect of changes in accounting principles, after-tax, and excluding the after-tax effects of realized capital gains and losses. In this management measure, the effects of realized capital gains and losses and certain other items have been excluded due to the volatility between periods and because such data is often excluded when evaluating the overall financial performance and profitability of insurers. These operating results should not be considered as a substitute for any GAAP measure of performance. A reconciliation of operating income to net income is provided in the table on page 12. The Company's method of calculating operating income may be different from the method used by other companies and therefore comparability may be limited.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

                                            Three Months Ended             Nine Months Ended
                                                September 30,                 September 30,
                                          ------------------------       ------------------------
(in thousands)                              2002           2001            2002          2001
                                          ----------    ----------       ----------    ----------
Investment margin                         $   11,921    $  10,974        $   37,011    $    33,164
Mortality margin                               7,548        1,044            26,909         14,178
Maintenance charges                            5,200        5,323            15,377         14,649
Surrender charges                              1,305          927             3,509          2,788
DAC amortization                              11,369        1,476            18,442          4,079
Operating costs and expenses                   7,693        7,113            26,207         22,907
Income tax expense on operations               2,313        3,369            13,086         13,142
                                          ----------    ---------        ----------    -----------
Operating income                          $    4,599    $   6,310       $    25,071    $    24,651
                                          ==========    =========       ===========    ===========

     Operating income decreased 27.1% in the third quarter of 2002 from the third quarter of 2001 due primarily to an increase in deferred policy acquisition costs ("DAC") amortization and higher Operating costs and expenses, partly offset by increases in the investment and mortality margins. Operating income increased 1.7% in the first nine months of 2002, over the same period in the prior year, due to increases in the investment and mortality margins partially offset by increased amortization of DAC and higher Operating costs and expenses.

     Investment margin, which represents the excess of net investment income earned over interest credited to policyholders and contractholders, increased 8.6% in the third quarter of 2002 and 11.6% for the first nine months of 2002 compared to the same periods last year. The increase in both periods is a result of growth in invested assets, driven by sales of fixed and immediate annuities, less contract benefits and surrenders and withdrawals. Invested assets increased 22.8% as of September 30, 2002 compared to September 30, 2001. The impact of this growth was partly offset by a decline in invested assets yields from lower reinvestment rates resulting from market conditions. Management actions taken in 2001 and 2002 to reduce crediting rates where contractually allowed have partially offset the impact on investment margin of the decline in invested asset yields.

     Mortality margin, which represents premiums and cost of insurance charges less related policy benefits, increased 623.0% in the third quarter of 2002 and 89.8% for the first nine months of 2002 compared to the same periods last year. The mortality margins in the third quarter and first nine months of 2001 reflect the impact of the September 11, 2001 attack on the World Trade Center in New York City. New premiums and cost of insurance contract charges on new business have improved the mortality margin compared to the same periods in the prior year. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity.

     Variable annuities have contract provisions that provide a benefit of a minimum account value at death, which are referred to as guaranteed minimum death benefits ("GMDBs"). In addition, certain variable annuity contracts have provisions that provide for a future minimum income annuitization value used to determine the contractholder's payout benefits, which are referred to as guaranteed minimum income benefits ("GMIBs"). At any point in time, the value or amount of these guarantees is dependent upon the investment performance of the underlying Separate Accounts, and is not proportional to the amount of periodic fees assessed against the contractholder for these benefits. The Company is responsible for meeting these guaranteed benefits and receives any fees assessed for these benefits. Net cash payments for GMDBs were $702 thousand and $2.0 million for the quarter and the nine months ended September 30, 2002, respectively. This compares to net cash payments of $252 thousand and $545 thousand for the three and nine month periods ended September 30, 2001. The aggregate amount of the Company's GMDB in excess of the related account values, payable if all contractholders were to have died as of September 30, 2002, is estimated to be $237.0 million compared to $120.5 million at December 31, 2001. As of September 30, 2002, approximately two-thirds of this exposure is related to the return of customer deposits while the remaining one-third is attributable to some form of enhanced death benefit greater than customer deposits.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

     Amortization of DAC for the Company is dependent on the nature of the insurance contract and requires judgment on both the period and rate of amortization. DAC amortization periods for products with significant mortality or morbidity risk are determined when the products are sold, and are related to the periods in which premiums are received on these products. Amortization is recognized in proportion to the pattern of expected gross profits for interest-sensitive life insurance and investment products, which is dependent on expected investment returns and product profitability experience and the estimated lives of the contracts. The recoverability of DAC on interest-sensitive life insurance and certain investment products is reviewed regularly in the aggregate, using current assumptions. The average lives of the contracts are considerably shorter than the stated amortization period due to withdrawals, surrenders and other policy terminations. The average long-term rate of assumed future investment yield of the Separate Accounts assets related to variable annuity contracts used in estimating expected gross margin is 8.0% after fees. When market returns vary from the 8% long-term expectation or mean, the Company assumes a reversion to this mean over a seven-year period, which includes two prior years and five future years. The assumed returns over this period are limited to a range between 0% and 13.25% after fees.

     The steep and sustained decline in the equity markets for the nine months ended September 30, 2002 resulted in accelerated DAC amortization (called "DAC unlocking") on variable annuities, totaling $6.9 million in the third quarter. Improved persistency on fixed annuities partially offset the variable annuity DAC unlocking, for a net pre-tax acceleration of DAC amortization adjustment of $6.0 million in the third quarter of 2002. Future volatility in the equity markets of similar or greater magnitude may result in non-symmetrical increases or decreases in the amortization of DAC.

     The following table summarizes the DAC asset balance by product.

                              Amortization            September 30,           December 31,
(in thousands)                   Period                    2002                   2001
                             ----------------     -------------------      -----------------
Traditional Life                7-30 year         $            30,838      $          27,757
Other                            various                        3,345                  3,946
                                                  -------------------      -----------------
                                                               34,183                 31,703

Interest-sensitive life         30 years                       58,818                 59,574
Fixed annuity                   15 years                       11,245                 14,701
Variable annuity                15 years                       58,972                 50,637
                                                  -------------------      -----------------
                                                              129,035                124,912
                                                  -------------------      -----------------
Total DAC                                         $           163,218      $         156,615
                                                  ===================      =================


     DAC amortization increased $9.9 million during the third quarter of 2002 and $14.4 million during the first nine months of 2002 compared to the same periods of 2001 due DAC unlocking in the third quarter of 2002 and ongoing growth of the business in force.

     Operating costs and expenses increased 8.2% during the third quarter of 2002 and 14.4% for the first nine months of 2002 compared to the same periods in 2001 due to distribution expenses incurred on new growth initiatives and increased administrative expenses.

Net investment income

     Pretax net investment income increased 15.2% in the third quarter of 2002 compared to the same period in 2001. For the first nine months of 2002, pretax net investment income increased 13.7% compared to the same period last year. The increase was due to higher investment balances partially offset by slightly lower portfolio yields. Lower portfolio yields were due to funds from operations and reinvestments being invested at current market rates. At September 30, 2002 investment balances, excluding Separate Accounts and net unrealized gains and losses on fixed income securities, increased 22.8% compared to September 30, 2001.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

After-tax realized capital gains and losses

     After-tax realized capital losses were $6.0 million for the third quarter of 2002 compared to after-tax realized capital gains of $1.3 million in the same period last year. After-tax realized capital losses were $6.7 million for the first nine months of 2002 compared to $980 thousand in the same period last year. After-tax realized capital gains and losses are presented net of the effects of DAC amortization, to the extent that such effects resulted from the recognition of realized capital gains and losses. The following table describes the factors impacting the realized capital gains and losses results:

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                          ----------------------------     ---------------------------
(in thousands)                                               2002             2001            2002            2001
                                                          ------------     -----------     -----------     -----------
Portfolio trading                                         $       1,584    $      1,572    $      1,262    $      1,151
Investment write-downs                                           (7,610)             94          (8,738)           (798)
Valuation of derivative securities                                 (506)            122               4            (128)
                                                          -------------    ------------    ------------    ------------
Subtotal                                                         (6,532)          1,788          (7,472)            225
Reclassification of amortization of DAC                             543            (450)            728          (1,205)
                                                          -------------    ------------    ------------    ------------
Total realized capital gains and losses, after-tax        $      (5,989)   $      1,338    $     (6,744)   $       (980)
                                                          =============    ============    ============    ============

   For a further discussion of realized capital gains and losses, see page 19.

INVESTMENTS

     The composition of the Company's investment portfolio at September 30, 2002 is presented in the following table:

                                                                  Percent
(in thousands)                                                   to total
                                                              --------------
Fixed income securities (1)              $      3,507,153               87.6%
Mortgage loans                                    290,377                7.3
Short-term                                        172,889                4.3
Policy loans                                       33,233                0.8
                                         ----------------     --------------
     Total                               $      4,003,652              100.0%
                                         ================     ==============

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $3.11 billion at September 30, 2002.

     Total investments were $4.00 billion at September 30, 2002 compared to $3.23 billion at December 31, 2001. The increase was due to amounts invested from positive cash flows generated from operations and increased unrealized capital gains. At September 30, 2002, unrealized capital gains on the fixed income securities portfolio were $391.0 million compared to $216.2 million at December 31, 2001.

     At September 30, 2002, 96.9% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A, Baa or a comparable Company internal rating.

     Total investment balances related to the collateral from securities lending increased to $181.1 million at September 30, 2002 from $140.3 million at December 31, 2001.

     Fixed income securities include bonds, mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and are classified as available for sale. The fair value of publicly traded fixed income securities is based on quoted market prices or dealer quotes. The difference between amortized cost and fair value of fixed income securities, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, and certain reserves for life-contingent contract benefits, is reflected as a component of other comprehensive income.

     The fair value of non-publicly traded securities at September 30, 2002 was $707.2 million. The fair value of non-publicly traded securities, which are privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values are reported as a component of other comprehensive income and are reclassified to net income only when supported by the consummation of a transaction with an unrelated third party.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

   The following table presents the amortized cost, gross unrealized gains and losses and fair value for fixed income securities.

                                                 Amortized             Gross unrealized               Fair
                                                   cost            gains           losses            value
                                                 ---------         -----           ------            ------
(in thousands)
 At September 30, 2002
 U.S. government and agencies                    $   594,464     $  243,475     $         -       $    837,939
 Municipal                                            95,300          8,611              (1)           103,910
 Corporate                                         1,801,157        163,947         (55,702)         1,909,402
 Mortgage-backed securities                          568,920         32,233            (413)           600,740
 Asset-backed securities                              56,357          2,557          (3,752)            55,162
                                                 -----------     ----------     -----------       ------------
    Total fixed income securities                $ 3,116,198     $  450,823     $   (59,868)      $  3,507,153
                                                 ===========     ==========     ===========       ============

 At December 31, 2001
 U.S. government and agencies                    $   579,607     $  117,918     $      (533)      $    696,992
 Municipal                                           150,543          3,695             (47)           154,191
 Corporate                                         1,467,635         96,974         (18,492)         1,546,117
 Mortgage-backed securities                          425,635         16,737            (228)           442,144
 Asset-backed securities                              54,844          1,081            (908)            55,017
                                                 -----------    -----------     -----------       ------------
   Total fixed income securities                 $ 2,678,264    $   236,405     $   (20,208)      $  2,894,461
                                                 ===========    ===========     ===========       ============

     The net unrealized capital gain on fixed income securities at September 30, 2002 was $391 million. Unrealized losses were primarily concentrated in the Corporate fixed income portfolios.

     The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured, or potential problem.
Problem fixed income securities are generally securities in default with respect to principal and/or interest and/or securities issued by companies that have entered bankruptcy subsequent to the Company's acquisition of the security.
Restructured fixed income securities have modified terms and conditions that were not reflective of current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, the Company has concerns regarding the borrower's ability to pay future interest and principal in accordance with contractual terms, which causes the Company to believe these securities may be classified as problem or restructured in the future. Provisions for losses are recognized for declines in value of fixed income securities that are deemed other than temporary. The following table summarizes the balances of problem and potential problem fixed income securities.

(in thousands)                                       September 30, 2002                          December 31, 2001
                                                     ------------------                          -----------------
                                                                       Percent of                                  Percent of
                                                                      total Fixed                                 total Fixed
                                         Amortized         Fair         Income        Amortized       Fair           Income
                                            cost          value        portfolio         cost         Value         portfolio
                                         ---------        -----       -----------     ---------       -----       -----------
Problem                                   $ 25,610      $ 19,479              0.5%    $   6,711      $ 5,279              0.2%
Potential problem                            3,407         3,106              0.1             -            -                -
                                          --------      --------      -----------     ---------      -------      -----------
Total net carrying value                  $ 29,017      $ 22,585              0.6%    $   6,711      $ 5,279              0.2%
                                          ========      ========      ===========     =========      =======      ===========
Cumulative write-downs recognized         $ 13,444                                    $     174
                                          ========                                    =========

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

     The Company has experienced an increase in its balance of fixed income securities categorized as problem or potential problem as of September 30, 2002 compared to December 31, 2001. The Company had no fixed income securities categorized as restructured at September 30, 2002 or December 31, 2001. Due to the continued declining economic and market conditions during 2002, there is potential for these balances to increase in the future, but the total amount of securities in these categories are expected to remain a relatively low percentage of the total fixed income securities portfolio.

     In October 2002, the corporate bond market experienced the fifth worst month on record for downgrades according to Moody's Investor Service. Accordingly, securities in which the Company has holdings, may have been adversely affected. These downgrades are indicative of a continued difficult credit environment that may lead to increased recognition of realized capital losses from investment write-downs and sales activities in subsequent periods.

     The Company has an monitoring process to identify fixed income securities whose carrying value may be other than temporarily impaired. This process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds or are identified through other monitoring criteria such as ratings downgrades or payment defaults. Securities with an unrealized loss greater than 20% of their amortized cost for fixed income securities for a period of six consecutive months or more are identified through this process. The securities identified, in addition to other securities for which the Company may have concern, or securities considered to be problem, restructured or potential problem securities, are evaluated based on facts and circumstances for inclusion on the "watchlist." Securities on the watchlist are reviewed in detail to determine whether any other than temporary impairment exists.

     The Company writes down to fair value a security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. The assessment of other than temporary impairment is performed on a case-by-case basis considering a wide range of factors. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:

     o The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;

     o The duration for and extent to which the fair value has been less than amortized cost for fixed income securities;

     o The financial condition, near-term prospects and long-term prospects of the issuer; and

     o The specific reasons that a security is in a significant unrealized loss position.

The following table describes the components of the realized capital gains and losses.

                                                         Three Months Ended           Nine Months Ended
                                                           September 30,                September 30,
(in thousands)                                          2002           2001           2002          2001
                                                     -----------    -----------    -----------   -----------
Investment write-downs                               $    (11,920)  $         148  $    (13,676) $      (1,252)
Sales
   Fixed income securities                                  1,221           2,419           319          1,757
   Other                                                      468              45         1,656             47
                                                     ------------   -------------  ------------  -------------
   Total sales                                            (10,231)          2,612       (11,701)           552

Valuation of derivative instruments                             -             192             5           (200)
                                                    -------------   -------------  ------------  -------------
Total realized capital gains and losses             $     (10,231)  $       2,804  $    (11,696) $         352
                                                    =============   =============  ============  =============

     The Company recorded, for the nine months ended September 30, 2002, $319 thousand in net gains from sales of securities, which is comprised of gross gains of $6.7 million and gross losses of $6.4 million. Gross losses from sales of securities of $6.4 million which, combined with investment write-downs of $13.7 million, represent the total gross realized losses of $20.1 million on fixed income securities for the nine months ended September 30, 2002.

   The $6.4 million in losses from sales of fixed income securities primarily related to a decision to reduce exposure to certain holdings due to severely constrained liquidity conditions in the market and reductions of exposure to deteriorating credits.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

     The following list details the five largest losses from write-downs by issuer, the related circumstances giving rise to the loss and a discussion of how those circumstances may have impacted other material investments held.

     o A $6.96 million write-down on a global energy company and power generator, which missed coupon payments in September due to severely constrained liquidity.

     o A $1.88 million write-down on senior unsecured securities issued by a seismic data and related geophysical services company that has been experiencing liquidity pressures. The circumstances of this impairment are not expected to have a material impact on the other investments.

     o A $1.66 million write-down on securities issued by a major U.S. airline that filed for bankruptcy. We have no other securities of this issuer and currently expect to hold our existing positions until they recover in value or mature. The U.S. airline industry is under stress and we are monitoring our investments in airlines closely, particularly with regard to collateral values.

     o A $1.43 million write-down on collateralized debt obligation notes. The loss resulted from the decline in value of the portfolio of high-yield bonds securing the notes.

     o A $1.26 million write-down on a major U.S. airline that may file for bankruptcy. The loss primarily relates to an unsecured issue whose collateral value is insufficient.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include the risks that:

     o The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;

     o The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes; and

     o New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings would not have a significant impact on Shareholder's equity since the majority of the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, is currently reflected as Accumulated other comprehensive income in Shareholder's equity.


Separate Accounts

     Separate Accounts assets and liabilities decreased 15.2% to $511.2 million at September 30, 2002 from December 31, 2001. The decrease was primarily attributable to declines in the fair value of the Separate Accounts investment portfolios due to equity market conditions, surrenders and withdrawals and expense charges, partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources
   The Company's capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources:

                                                             September 30,           December 31,
(in thousands)                                                   2002                    2001
                                                           ------------------     -------------------
Common stock and retained income                           $         358,308      $          339,981
Accumulated other comprehensive income                               159,269                 118,995
                                                           -----------------      ------------------
     Total shareholder's equity                            $         517,577      $          458,976
                                                           =================      ==================

Shareholder's equity
   Shareholder's equity increased in the first nine months of 2002 when compared to December 31, 2001, due to net income and an increase in unrealized net capital gains.

Debt
   The Company had no outstanding debt at September 30, 2002 and December 31, 2001.

Financial Ratings and Strength
   Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and generally may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's insurance financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at September 30, 2002.

   In October 2002, Standard & Poor's affirmed its ratings and its negative outlook for ALIC and its rated subsidiaries and affiliates, including the Company. The outlook had been changed in February 2002 from "stable" to "negative" as part of an ongoing life insurance industry review being conducted by Standard & Poor's. Since December 31, 2001, there have been no ratings changes for ALIC or the Company from A.M. Best or Moody's.

Liquidity

The principal, potential sources of funds for the Company include the following activities:

       Premiums and deposits
       Reinsurance recoveries
       Receipts of principal, interest and dividends on investments Sales of investments
       Capital contributions from ALIC
       Inter-company loans

The principal, potential uses of funds for the Company include the following activities:

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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

     The maturity structure of the Company's fixed income securities, which represent 87.6% of the Company's total investments, is managed to meet the anticipated cash flow requirements of the underlying liabilities. A portion of the Company's diversified product portfolio, primarily fixed annuities and interest-sensitive life insurance products, is subject to discretionary surrenders and withdrawals by contractholders. Total surrenders and withdrawals for the three month period and nine month period ended September 30, 2002 were $45.5 million and $127.7 million compared with $27.1 million and $75.8 million for the same periods last year. As the Company's interest-sensitive life insurance policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

     The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at September 30, 2002 and December 31, 2001, respectively.


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

     If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business and a provider of other financial services.

o New York requires insurers to participate in guaranty funds for impaired or insolvent insurance companies. Such funds periodically assess losses to all insurance companies doing business in the state. These assessments may be material to the Company's financial results.

o There is uncertainty involved in estimating the availability of non-affiliate reinsurance and the collectibility of reinsurance and recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if the reinsurers have the financial capacity and willingness to pay.

o Currently, the Corporation is examining the potential exposure of its insurance operations to acts of terrorism. The Corporation is also examining how best to address this exposure considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company's life insurance policies and annuities do not have exclusions for terrorist events. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or too expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

o Changes in market interest rates can have an adverse impact on the value of the investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing the fair values of fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and proceeds from maturities, calls and repayments of investments into new investments that could be yielding less than the portfolio's average rate.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

o Changes in interest rates could also reduce the profitability of the Company's spread-based products, particularly interest-sensitive life insurance and investment products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the related investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. The Company's products generally have the flexibility to adjust crediting rates to reflect higher or lower investment returns. However, this flexibility is limited by contractual minimum crediting rates. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC or impact the recoverability of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk by offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

o The Company amortizes DAC related to interest-sensitive life insurance and investment contracts in proportion to gross profits over the estimated lives of the contracts. Periodically, the Company updates the assumptions underlying the estimated future gross profits, which include estimated future contract charges, investment margins and expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in adjustment to the cumulative amortization of DAC. For example, reduced estimated future gross profits resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance, could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on results of operations.

o The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and the performance of distributors could cause contract charges earned by the Company to decrease and lead to an increase of exposure to pay guaranteed minimum death and income benefits and could also result in increased statutory reserves for these benefits, leading to a reduction of the Company's statutory capital and surplus. In addition, it is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur in providing those benefits, resulting in adverse mortality margin trends that may have a material effect on results of operations.

o Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuity sales. In general, sales of variable annuities increase when the stock markets are rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

o In order to meet the anticipated cash flow requirements of its obligations to policyholders, from time to time the Company manages the effective duration gap between investments and liabilities for contractholder funds and reserves for life-contingent contract benefits. Adjustments made to modify durations may have an impact on the value of the investment portfolio, investment income, interest credited to contractholder funds and the investment margin.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premiums received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

o Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, are accorded favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws may reduce the demand for the types of life insurance used in estate planning.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

o The Company is affiliated with various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the Securities and Exchange Commission, the National Association of Securities Dealers and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of the entities are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

o The Company distributes its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o The events of September 11, 2001, and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

o While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade of AIC's insurance financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's insurance financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below
     Aa3/AA-/A-. In the event of a downgrade of the Corporation's or AIC's rating, ALIC and its subsidiaries including the Company, could also experience a similar downgrade.

o Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and generally may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased liabilities due to additional GMDB and GMIB exposure resulting from market declines. A multiple level downgrade of the Corporation, AIC, ALIC or the Company, while not expected, could have a material adverse affect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company or ALIC could be affected by changes in ratings of AIC and/or the Corporation.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain insurance financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and to use its capital in other ways.

o The Company currently has Separate Accounts liabilities which contain death benefit features covered by the exposure draft Statement of Position
     ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The Company does not currently hold liabilities for death benefit features covered by the SOP. If the SOP is adopted, the Company's establishment of liabilities with respect to the contracts could have a material impact on the statement of operations; however, the market values at the time of adoption will affect the amount of the liability required.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

o Portions of the non-exchange traded marketable investment securities are accounted for at fair value using internally developed, widely accepted valuation models and independent third party data as model inputs. Changes in the fair value of any security could negatively impact the
     Corporation's, AIC's, ALIC's and the Company's operating income, net income, assets, liabilities, shareholder's equity or debt-to-capital ratio.

o Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the United States insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. In addition, members of Congress have introduced or discussed measures to permit optional federal chartering, and thus regulation, of some types of insurance business, such as life insurance and annuities. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

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

o Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation based on a variety of issues, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. GAAP prescribes when the Company has a contingent liability and may reserve for particular risks, including litigation exposures. Therefore, results for a given period could be significantly adversely affected when a reserve is established for litigation.

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

o The design of any system of controls and procedures, including internal controls and disclosure controls and procedures, is based in part upon assumptions about the likelihood of future events. As a result, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

o The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be completely determined at this time, particularly as it relates to split-dollar life insurance products.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                          ENDED SEPTEMBER 30, 2002 AND 2001

                         Item 4. Controls and Procedures

     Within the 90 days prior to the date of the filing of this report and under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to its quarterly reports on Form 10-Q and its current reports on Form 8-K to be filed with the Securities and Exchange Commission ("SEC"). Based upon that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's quarterly reports on Form 10-Q and its current reports on Form 8-K. "Disclosure controls and procedures" are those controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under that Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

         Item 1.      LEGAL PROCEEDINGS

                  The discussion "Regulation and Legal Proceedings" in Part I,
         Item 1, Note 3 of this Form 10-Q is incorporated herein by reference.

         Item 6.        Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      None

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

                            Allstate Life Insurance Company of New York
                                      (Registrant)

November 14, 2002            By  /s/  Samuel H. Pilch
                                      Samuel H. Pilch
                                      (chief accounting officer and duly
                                      authorized officer of the Registrant)
CERTIFICATIONS

I, Casey J. Sylla, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Allstate Life Insurance Company of New York;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                     /s/  Casey J. Sylla
                                          Chairman of the Board and President


I. Steven E. Shebik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Allstate Life Insurance Company of New York;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                          /s/  Steven E. Shebik
                                          Vice President

                                  CERTIFICATION
                   Pursuant to 18 United States Code ss. 1350

         Each of the undersigned hereby certifies that to his knowledge the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 of Allstate Life Insurance Company of New York (the "Company") filed with the Securities and Exchange Commission fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2002
                          /s/  Casey J. Sylla
                               Casey J. Sylla
                               Chairman of the Board and President



                          /s/  Steven E. Shebik
                               Steven E. Shebik
                               Vice President