Form 10-K
period 2002-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2003-03-28
CIK 839759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: 516-451-5300

Securities registered pursuant to Section 12(b) or 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes / / No /X/

As of March 15, 2003, the Registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I
Item 1.        Business *                                                                            1
Item 2.        Properties *                                                                          1
Item 3.        Legal Proceedings                                                                     2
Item 4.        Submission of Matters to a Vote of Security Holders **                              N/A
PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                 2
Item 6.        Selected Financial Data **                                                          N/A
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                            2
Item 7a.       Quantitative and Qualitative Disclosures about Market Risk                           33
Item 8.        Financial Statements and Supplementary Data                                          33
Item 9.        Change in and Disagreements with Accountants on Accounting and Financial
               Disclosure                                                                           33
PART III
Item 10.       Directors and Executive Officers of the Registrant **                               N/A
Item 11.       Executive Compensation **                                                           N/A
Item 12.       Security Ownership and Certain Beneficial Owners and Management **                  N/A
Item 13.       Certain Relationships and Related Transactions **                                   N/A
Item 14.       Controls and Procedures                                                              33
PART IV
Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     33
               Signatures                                                                           36
               Certifications                                                                       38
               Supplemental Information to be Furnished With Reports Filed Pursuant to
               Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which
               Have Not Registered Securities Pursuant to Section 12 of the Securities
               Exchange Act of 1934                                                                 41
               Index to Financial Statement Schedules                                               42

               * Item prepared in accordance with General Instruction I(2) of
                 Form 10-K
               ** Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1.  BUSINESS

     Allstate Life Insurance Company of New York ("Allstate Life of New York" or the "Company") was incorporated in 1967 as a stock life insurance company under the laws of the State of New York and was known as "Financial Life Insurance Company" from 1967 to 1978. From 1978 to 1984, the Company was known as "PM Life Insurance Company." Since 1984 when purchased by Allstate Life Insurance Company ("ALIC"), the Company has done business as "Allstate Life Insurance Company of New York."

     Allstate Life of New York is a wholly owned subsidiary of ALIC, a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of the State of Illinois. All of the outstanding capital stock of AIC is owned by The Allstate Corporation (the "Corporation"), a Delaware corporation which has several different classes of securities, including common stock, registered with the Securities and Exchange Commission ("SEC").

     Allstate Life of New York, a single segment entity, markets a diversified group of products to meet customers' lifetime needs in the areas of financial protection and retirement solutions in the State of New York through exclusive Allstate agencies, financial services firms, direct marketing and specialized brokers. The Company's products include term life insurance; whole life and universal life insurance; annuities such as fixed annuities, market value adjusted annuities and treasury-linked annuities; variable annuities; immediate annuities; and other protection products such as accidental death and hospital indemnity. ALFS, Inc. ("ALFS") is the principal underwriter for certain Allstate Life of New York investment products, such as variable annuities and fixed annuities with a market value adjustment feature. ALFS is a wholly owned subsidiary of ALIC and a registered broker-dealer under the Securities Exchange Act of 1934. Also, beginning May 1, 2000, Allstate Distributors, L.L.C. ("ADLLC"), a registered broker-dealer under the Securities Act of 1934, provides underwriting and distribution services for variable annuities sold pursuant to a joint venture agreement between Allstate Life of New York and Putnam Investments, Inc. ("Putnam"). The joint venture was dissolved in late 2002; however, ADLLC continues to provide services to Allstate Life of New York for these products. ADLLC, upon dissolution of the joint venture with Putnam, became a wholly owned subsidiary of ALIC.

     The assets and liabilities of the variable contracts are held in legally segregated, unitized Separate Accounts. Allstate Life of New York's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

     Allstate Life of New York is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. As of December 2001, the last year for which current information is available, there were approximately 1,225 stock, mutual and other types of insurers in business in the United States.

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products, and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     Allstate Life of New York is the issuer of certain market value adjusted annuities registered with the SEC. Allstate Life of New York is also the depositor of certain Separate Accounts that are registered with the SEC as unit investment trusts and through which the Company offers variable annuity contracts that are registered with the SEC.

ITEM 2.  PROPERTIES

     Allstate Life of New York occupies office space in Farmingville, New York and Northbrook, Illinois.

ITEM 3.  LEGAL PROCEEDINGS

     Incorporated in this Item 3 by reference to the discussion under the heading "Regulation and legal proceedings" in Note 9 to the Company's financial statements of this Form 10-K.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for the Company's common stock. All of its outstanding common stock is owned by its parent, ALIC. ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by the Corporation.

     From January 1, 2001 through March 15, 2003, the Company paid no dividends on its common stock to ALIC.

     Within the past three years, no equity securities were sold by the Company that were not registered under the Securities Act of 1933.

     For additional information on dividends, including restrictions on the payment of dividends by the Company, see the "Liquidity" subsection of the "Capital Resources and Liquidity" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations", which items are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion highlights significant factors influencing results of operations and financial position of the Company. It should be read in conjunction with the financial statements and related notes. To conform to the 2002 presentation, certain prior year amounts have been reclassified.

DEFINITIONS OF NON-GAAP AND OPERATING MEASURES

     In addition to information presented in the financial statements, the Company uses information other than that determined using accounting principles generally accepted in the United States of America ("GAAP") to analyze and report its financial position and results of operations. Management believes that these non-GAAP and operating measures, when used in conjunction with the financial statements, can improve the understandability of the financial statements and allow readers to evaluate the information used by management to analyze company performance.

     OPERATING INCOME is a non-GAAP measure used by the Company's management to supplement its evaluation of Net income. Operating income is "Income before cumulative effect of change in accounting principle, after-tax" excluding the effects of Realized capital gains and losses, after-tax. In this computation, Realized capital gains and losses, after-tax is presented net of the effects of deferred policy acquisition costs amortization and additional future policy benefits, to the extent that such effects resulted from the recognition of realized capital gains and losses.

     Management believes that the supplemental Operating income information presented below allows for a more complete analysis of results of operations. The net effect of Realized capital gains and losses have been excluded due to their volatility between periods and because such data is often excluded when evaluating the overall financial performance of insurers. Operating income should not be considered as a substitute for any GAAP measure of performance. This method of calculating Operating income may be different from the method used by other companies and therefore comparability may be limited. A reconciliation of Operating income to Net income for the years ended December 31, is presented in the following table:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                                                                YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
(IN THOUSANDS)                                                              2002          2001         2000
                                                                         -----------    ---------    ----------
Operating income                                                         $    30,022    $  35,454    $   34,324

Realized capital gains and losses                                            (10,172)       2,158        (5,181)
Reclassification of DAC amortization                                           1,021       (1,995)         (147)
Income tax benefit (expense)                                                   3,308          (58)        1,919
                                                                         -----------    ---------    ----------
Realized capital gains and losses, after-tax                                  (5,843)         105        (3,409)

Cumulative effect of change in accounting principle, after-tax                      -        (147)            -
                                                                         -----------    ---------    ----------
Net income                                                               $    24,179    $  35,412    $   30,915
                                                                         ===========    =========    ==========

     PREMIUMS AND DEPOSITS is an operating measure used by the Company's management to analyze production trends for sales. Premiums and deposits includes premiums on insurance policies and annuities, and all deposits and other funds received from customers on deposit-type products which are accounted for by the Company as liabilities, rather than as revenue. The Company's method of calculating Premiums and deposits may be different from methods used by other companies to measure sales and therefore comparability may be limited.

     The following table illustrates where Premiums and deposits are reflected in the financial statements.

                                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------
(IN THOUSANDS)                                                2002                2001               2000
                                                          --------------     ---------------    ---------------
Premiums                                                  $       90,869     $       104,068    $       104,316
Deposits to contractholder funds (1)                             760,116             474,849            408,711
Deposits to Separate Accounts and other                           96,397             109,048            155,939
                                                          --------------     ---------------    ---------------
Total Premiums and deposits                               $      947,382     $       687,965    $       668,966
                                                          ==============     ===============    ===============

     (1) Derived directly from the Statements of Cash Flows.

OVERVIEW

     The Company, a wholly owned subsidiary of ALIC, which is a wholly owned subsidiary of AIC, a wholly owned subsidiary of the Corporation, markets a diversified group of products to meet customers' lifetime needs in the areas of financial protection and retirement solutions in the State of New York through exclusive Allstate agencies, financial services firms, direct marketing and specialized brokers. The Company's products include term life insurance; whole life and universal life insurance; annuities such as fixed annuities, market value adjusted annuities and treasury-linked annuities; variable annuities; immediate annuities; and other protection products such as accidental death and hospital indemnity.

     The Company's strategies include developing and delivering market-informed products and services, leveraging and building the Allstate brand in financial services, building profitable long-term relationships, and driving operational scale, efficiency and effectiveness. Consumer and distribution partner research will be used to develop and deliver products and services. The Company will continue to extend the Allstate brand by using it in conjunction with more products and distribution channels, focusing on a consistent experience for both producers and customers. The Company will utilize consumer and producer segmentation and target building profitable, long-term relationships with producers and consumers. To drive operational scale, efficiency and effectiveness, the Company will focus on enhancing operating processes and infrastructure spanning all functional areas including product development, customer service and technology.

     Management has identified the Company as a single segment entity.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The Company has identified four of its accounting policies that, due to their nature, have required management to make assumptions and estimates that are significant to the financial statements at December 31, 2002. It is reasonably likely that changes in these assumptions and estimates could occur from period to period, and have a material impact on the Company's financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     A brief summary of each of these critical accounting policies follows. For a more complete discussion of the judgments and other factors affecting the measurement of these policies, see the referenced sections of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). There is also a complete summary of the Company's significant accounting policies in Note 2 of the financial statements.

     INVESTMENTS- Fixed income securities include bonds and mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and are classified as available for sale. The fair value of publicly traded fixed income securities is based on independent market quotations. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values are reported as a component of Accumulated other comprehensive income on the Statements of Financial Position and are reclassified to Net income only when supported by the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary.

     The Company writes down to fair value a fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. The assessment of other than temporary impairment is performed on a case-by-case basis considering a wide range of factors. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:
          - The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;
          -    The recoverability of principal and interest;
          - The duration and extent to which the fair value has been less than amortized cost for fixed income securities;
          - The financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and
          - The specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other than temporary. These risks and uncertainties include the risks that:
          - The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;
          - The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to that issuer; and
          - New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to Net income, would not have a significant impact on Shareholder's equity since the majority of the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, would already be reflected as Accumulated other comprehensive income in Shareholder's equity. For a further discussion of these policies, and quantification of the impact of these estimates and assumptions, see the Investments, Market risk and Forward-looking statements and risk factors sections of the MD&A.

     DERIVATIVE INSTRUMENTS - Derivative financial instruments include financial futures and a re-investment related risk transfer reinsurance agreement. Derivatives are accounted for on a fair value basis, and reported as Other assets or Other liabilities and accrued expenses. Beginning in January 2001, hedge accounting is not applied to those

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

strategies that utilize financial futures contracts for interest rate risk management purposes. Therefore, the gains and losses pertaining to the change in the fair value of the financial futures contracts and the reinsurance agreement are recognized in Realized capital gains and losses during the period on a current basis.

     The fair value of the Company's exchange traded derivative contracts is based on independent market quotations. The fair value of non-exchange traded derivative contracts is based on valuation models which utilize independent third party data as inputs. Periodic changes in the fair values are reported as a component of Net income or liabilities depending on the nature of the derivative and the program to which it relates. For further discussion of these policies, and quantification of the impact of these estimates and assumptions, see the Investments, Market risk and Forward-looking statements and risk factors sections of the MD&A.

     DEFERRED POLICY ACQUISITION COSTS ("DAC") - The Company establishes a deferred asset for certain costs that vary with and are primarily related to acquiring business. These costs, principally agents' and brokers' remuneration, certain underwriting costs and direct mail solicitation expenses, are deferred and amortized to income. Amortization of DAC is reflected on the Statements of Operations and Comprehensive Income. All other acquisition expenses are charged to operations as incurred, impacting Operating costs and expenses on the Statements of Operations and Comprehensive Income.

     For traditional life insurance and other premium paying contracts, such as immediate annuities with life contingencies and limited payment contracts, these costs are amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions relating to estimated revenue, as well as to all other aspects of DAC and reserve calculations, are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business inforce, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the contracts.

     For internal exchanges of traditional life insurance and immediate annuities with life contingencies, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life insurance, variable annuities and investment contracts, DAC is amortized in relation to the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years, however an assumed surrender rate is also used which results in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of the following components: margins from mortality, including guaranteed minimum death and income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses. The estimation of EGP requires judgment, including the forecasting of highly uncertain events such as the level of surrenders at the end of a surrender charge period and, in some cases, future equity market performance. In estimating the impact of highly uncertain events, the Company considers historical experience as well as current trends.

     In particular, a significant degree of judgment is involved with estimating future levels of EGP for the Company's variable annuity contracts as future fee income and guaranteed minimum death benefits ("GMDBs") are highly sensitive to equity market performance. The Company's variable annuity DAC amortization methodology includes a long-term market return assumption for account values of approximately 9.25%, or 8.0% after average morality and expense fees of 1.25%. When market returns vary from the 8.0% long-term expectation or mean, the Company assumes a reversion to the mean over a seven-year period, which includes two prior years and five future years. The assumed returns over this period are limited to a range between 0% to 13.25% after mortality and expense fees. The costs associated with GMDBs are included in EGP. Generally, less DAC is amortized during periods in which the GMDBs are higher than projected. However, if projected GMDBs cause DAC to be not fully recoverable, DAC will be written down to an amount deemed recoverable.

     The Company currently performs quarterly reviews of DAC recoverability for interest-sensitive life insurance, variable annuities and investment contracts in the aggregate using current assumptions. Future volatility

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

in the equity markets of similar or greater magnitude may result in disproportionate changes in the amortization of DAC.

     If a change in the amount of EGP is significant, it could result in the unamortized DAC not being recoverable, resulting in a charge which is reflected as a component of Amortization of DAC. For quantification of the impact of these estimates and assumptions on the Company, see the Operating income and Forward-looking statements and risk factors sections of the MD&A.

     LIFE INSURANCE RESERVES - Reserves for life-contingent contract benefits, which relate to traditional life insurance and immediate annuities with life contingencies, are computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Mortality, morbidity and policy termination assumptions are based on Company and industry experience prevailing at the time of issue. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Future investment yield assumptions are determined at the time of issue based upon prevailing investment yields as well as forecasted reinvestment yields. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserve is recorded as a reduction in Unrealized net capital gains and losses included in Accumulated other comprehensive income. For further discussion of these policies, see the Forward-looking statements and Risk factors section of the MD&A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FINANCIAL HIGHLIGHTS
     Summarized financial data and key operating measures for the years ended and as of December 31, are presented in the following table.

(IN THOUSANDS)                                                           2002           2001            2000
                                                                     ------------   -------------   -------------
GAAP Premiums                                                        $     90,869   $     104,068   $     104,316
Contract charges                                                           50,082          41,241          41,885
Net investment income                                                     232,967         204,467         176,539
Contract benefits                                                         178,163         185,449         178,960
Interest credited to contractholder funds                                  87,555          73,956          54,339
Amortization of DAC                                                        24,556           5,192          13,597
Operating costs and expenses                                               37,339          31,266          23,985
                                                                     ------------   -------------   -------------
Operating income before tax                                                46,305          53,913          51,859
Income tax expense on operations                                           16,283          18,459          17,535
                                                                     ------------   -------------   -------------
Operating income (1)                                                       30,022          35,454          34,324
Realized capital gains and losses, after-tax (1)                           (5,843)            105          (3,409)
Cumulative effect of change in accounting principle,
   after-tax                                                                    -            (147)              -
                                                                     ------------   -------------   -------------
Net income                                                           $     24,179   $      35,412   $      30,915
                                                                     ============   =============   =============

Premiums and deposits (2)                                            $    947,382   $     687,965   $     668,966
                                                                     ============   =============   =============

Investments                                                          $  4,197,516   $   3,227,855   $   2,773,985
Separate Accounts Assets                                                  537,204         602,657         560,089
                                                                     ------------   -------------   -------------
Investments, including Separate Accounts Assets                      $  4,734,720   $   3,830,512   $   3,334,074
                                                                     ============   =============   =============

(1) Further information and a reconciliation of Operating income to Net income appear in the Definitions of Non-GAAP and Operating Measures Section of the MD&A

(2) Further information and an illustration of where Premiums and deposits are reflected in the financial statements appear in the Definitions of Non-GAAP and Operating Measures Section of the MD&A.

     PREMIUMS AND CONTRACT CHARGES, included in financial results, represent GAAP premiums generated from traditional life and other insurance products and immediate annuities with life contingencies which have significant mortality or morbidity risk. Contract charges are generated from interest-sensitive life insurance products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates.

     The following table summarizes GAAP premiums and contract charges:

(IN THOUSANDS)                                              2002           2001           2000
                                                         ----------    -----------    ------------
GAAP PREMIUMS
   Traditional life                                      $   22,379    $    25,785    $     17,983
   Immediate annuities with life contingencies (1)           59,723         69,784          78,958
   Other                                                      8,767          8,499           7,375
                                                         ----------    -----------    ------------
     Total GAAP premiums                                     90,869        104,068         104,316
                                                         ----------    -----------    ------------

CONTRACT CHARGES
   Interest-sensitive life                                   36,241         27,960          30,366
   Variable annuities                                        10,657          9,547           8,656
   Other investment contracts                                 3,184          3,734           2,863
                                                         ----------    -----------    ------------
     Total contract charges                                  50,082         41,241          41,885
                                                         ----------    -----------    ------------
PREMIUMS AND CONTRACT CHARGES                            $  140,951    $   145,309    $    146,201
                                                         ==========    ===========    ============

(1)Under GAAP accounting requirements, only those immediate annuities with life contingencies are recognized in premiums. Those without life contingencies, called period certain, are recorded directly as liabilities and generate contract charges and investment margin.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     In 2002, total GAAP premiums decreased 12.7% compared to 2001. Premiums from immediate annuities with life contingencies decreased 14.4%. The sales mix of immediate annuities with life contingencies and those without life contingencies can cause fluctuations in premiums and contract charges from year to year. Overall, immediate annuities were down 16.4% compared to prior year as the competitive environment for structured settlement annuities and the Company's focus on new sales meeting targeted returns reduced sales. Traditional life GAAP premiums decreased 13.2% when compared to 2001 as a result of the consumer shift to interest-sensitive life insurance from traditional whole life products.

     In 2001, total GAAP premiums were comparable to 2000. Increased premiums from traditional life and other products were more than offset by a decrease in premiums from immediate annuities with life contingencies. The increase in sales of traditional products resulted, in part, due to an increase in retention limits associated with third party reinsurance instituted during the year.

     Contract charges increased 21.4% in 2002 compared to 2001 due primarily to increased contract charges on interest-sensitive life insurance resulting from increased customer account values. Variable annuity contract charges increased 11.6% due to fees received on new deposits more than offsetting the impact of declines in account values resulting from poor equity market performance. Contract charges on variable annuities are generally calculated as a percentage of account value. Variable annuities are typically invested in equity mutual funds and therefore contract charges assessed as a percentage of account value are impacted by equity market volatility. Contract charges on other investment contracts decreased 14.7% compared to prior year.

     In 2001, contract charges remained fairly constant with 2000 as lower contract charges from interest-sensitive life insurance were partially offset by increased contract charges from variable annuities and other investment contracts. Contract charges on immediate annuities without life contingencies, included in other investment contract charges, increased due to an increase in new deposits.

     PREMIUMS AND DEPOSITS by product line is summarized in the following table:

(IN THOUSANDS)                                         2002           2001           2000
                                                   -----------    -----------    ------------
LIFE AND OTHER PRODUCTS
   Interest-sensitive life                         $    54,962    $    47,684    $     50,726
   Traditional life                                     23,016         27,764          20,220
   Other                                                 8,763          8,510           7,415
                                                   -----------    -----------    ------------
     Total life and other products                      86,741         83,958          78,361
                                                   -----------    -----------    ------------

INVESTMENT PRODUCTS
   Fixed annuities                                     334,246        196,321         177,092
   Immediate annuities                                 105,760        126,509         129,203
   Variable annuities                                  420,635        281,177         284,310
                                                   -----------    -----------    ------------
     Total investment products                         860,641        604,007         590,605
                                                   -----------    -----------    ------------
TOTAL PREMIUMS AND DEPOSITS                        $   947,382    $   687,965    $    668,966
                                                   ===========    ===========    ============

     Premiums and deposits increased $259.4 million or 37.7% in 2002 as compared to 2001. In 2002, fixed annuities increased 70.3% from increased sales in the financial services firms channel and increased focus on investment products sold within the Allstate agencies channel. Variable annuity sales increased 49.6% in 2002 compared to 2001. Attractive crediting rates on the variable annuity products' fixed funds drove additional sales in most distribution channels, while an increase in the number of Allstate agents licensed to sell variable annuity products increased their variable annuity sales to new record levels. Interest-sensitive life insurance and other life products increased 15.3% and 3.0%, respectively, compared to 2001, as consumer preference for interest-sensitive life insurance continues to replace traditional whole life insurance contributing to the 17.1% decrease in traditional life products premiums.

     Premiums and deposits increased $19.0 million or 2.8% in 2001 as compared to 2000. In 2001, fixed annuities increased 10.9% from increased sales in the financial services firms channel and increased focus on investment products sold within the Allstate agencies channel. Traditional life and other life products increased

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

37.3% and 14.8%, respectively, due to strong sales stemming from a pricing change implemented late in 2000. In 2001, interest-sensitive life insurance products and variable annuities decreased 6.0% and 1.1%, respectively, due to market conditions.

     OPERATING INCOME is presented in the following table.

(IN THOUSANDS)                               2002          2001          2000
                                          ----------    ----------    ----------
Investment margin                         $   52,278    $   45,869    $   38,476
Mortality margin                              29,739        20,025        27,260
Maintenance charges                           21,637        20,381        20,302
Surrender charges                              4,546         4,096         3,403
Amortization of DAC                          (24,556)       (5,192)      (13,597)
Operating costs and expenses                 (37,339)      (31,266)      (23,985)
Income tax expense on operations             (16,283)      (18,459)      (17,535)
                                          ----------    ----------    ----------
OPERATING INCOME                          $   30,022    $   35,454    $   34,324
                                          ==========    ==========    ==========

     Operating income decreased 15.3% in 2002 from 2001 due primarily to an increase in DAC amortization and higher Operating costs and expenses, partly offset by increases in the investment and mortality margins. Operating income increased 3.3% in 2001 compared to 2000 due to decreases in the mortality margin being more than offset by increases in the investment margin and surrender charges.

     INVESTMENT MARGIN, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 14.0% during 2002 compared to 2001. The increased investment margin is a result of growth in portfolio balances of 24.3% as of December 31, 2002 compared to December 31, 2001. This portfolio growth is a result of new sales of fixed and immediate annuities. The impact of greater portfolio balances was partly offset by a decline in portfolio yields from lower market interest rates affecting the yield on the investment of cash flows from operations and investments. Another development affecting investment margin was a shift to sales of investment products with lower investment margins such as market value adjusted annuities. Management actions taken in 2002 and 2001 to reduce crediting rates, where contractually allowed, have partially offset the impact on investment margin from the decline in portfolio yields.

     The investment margin increased 19.2% during 2001 compared to 2000 as a result of growth in portfolio balances of 17.7% as of December 31, 2001 compared to December 31, 2000. This increase was primarily driven by sales of new fixed annuities, less contract benefits, surrenders and withdrawals.

     The following table summarizes the weighted average investment yields and the weighted average interest crediting rates during 2002, 2001 and 2000. These averages are affected by the concentration of structured settlement annuities included in the fixed rate contracts category below.

                                                    WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                                    INVESTMENT YIELD              INTEREST CREDITING RATE
                                               --------------------------       --------------------------

                                               2002       2001       2000       2002       2001       2000
                                               ----       ----       ----       ----       ----       ----
     Interest-sensitive life products           6.8%       7.1%       7.1%       5.0%       5.2%      5.2%
     Fixed rate contracts                       7.5        8.0        8.0        6.2        6.7       6.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The following table summarizes Contractholder funds and Reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at December 31.

(IN MILLIONS)                                                         2002             2001              2000
                                                                      ----             ----              ----
Interest-sensitive life products                                  $    275,360     $     256,462     $    233,320
Fixed rate contracts                                                 3,091,582         2,387,239        1,989,174
                                                                  ------------     -------------     ------------
                                                                     3,366,942         2,643,701        2,222,494
FAS 115/133 market value adjustment                                    149,506            13,511           26,500
Life-contingent contracts and other                                     91,608            88,717           84,850
                                                                  ------------     -------------     ------------
Total Contractholder funds and Reserve for life-contingent
    contract benefits                                             $  3,608,056     $   2,745,929     $  2,333,844
                                                                  ============     =============     ============

     MORTALITY MARGIN, which represents premiums and cost of insurance charges less related policy benefits, increased 48.5% in 2002 compared to last year. The mortality margins in 2001 reflect the impact of the September 11, 2001 attack on the World Trade Center in New York City. Premiums and cost of insurance contract charges on new business have improved the mortality margin compared to prior year. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity.

     Mortality margin includes results from both immediate annuities with life contingencies and traditional life insurance. For immediate annuities with life contingencies, an increase in the death rate reduces the number and cost of future contract benefit payments. Conversely, life insurance contracts are favorably affected by decreases in death rates because beneficiaries receive full death benefits but premiums are collected over a longer period of time than expected when the product was priced. The immediate annuities sold with life contingencies act as a hedge or offset to the risk of increased death rates. In determining premium rates, the Company uses underwriting and pricing guidelines with a long-term view of mortality rates. However, the effects of mortality can cause benefit expense to fluctuate from period to period.

     Contract benefits paid include cash payments for variable annuity GMDBs totaling $2.7 million, $955 thousand and $63 thousand for the years ended December 31, 2002, 2001 and 2000, respectively. The increases over this three-year period reflect poor equity market performance. Variable annuity contractholder activity, including surrender, withdrawal, asset allocation, and annuitization, could have a significant impact on the ultimate cost of providing guaranteed minimum death benefits.

     AMORTIZATION OF DAC, included in the Operating income table on page 9, increased 373.0% during 2002 compared to 2001 due to the acceleration of amortization in 2002, as discussed below, and the ongoing growth of the business inforce. DAC amortization decreased 61.8% during 2001 compared to 2000 as amortization on interest-sensitive life insurance was decelerated in part due to the death benefits related to the events of September 11, 2001.

     The steep and sustained decline in the equity markets in 2002 changed the amount and timing of variable annuity EGP and resulted in the acceleration of DAC amortization, often called "DAC unlocking" on variable annuities. Declines in equity market performance reduce future or expected fee income and may increase the exposure to GMDB policy benefits. Such events generally reduce EGP, which may in turn require further DAC unlocking of the variable annuity DAC asset. Future volatility in the equity markets of similar or greater magnitude may result in disproportionate changes in the amortization of DAC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The following table summarizes the DAC asset balance by product.

                                                                    DECEMBER 31,
                                 AMORTIZATION             ---------------------------------
(IN THOUSANDS)                      PERIOD                    2002                2001
                             ---------------------        -------------       -------------
Traditional Life                  7-30 year               $      32,371       $      27,757
Other                                                             4,016               3,946
                                                          -------------       -------------
                                                                 36,387              31,703
                                                          -------------       -------------

Interest-sensitive life            30 years                      59,752              59,574
Fixed annuity                      15 years                       9,406              14,701
Variable annuity                   15 years                      61,380              50,637
                                                          -------------       -------------
                                                                130,538             124,912
                                                          -------------       -------------
TOTAL DAC                                                 $     166,925       $     156,615
                                                          =============       =============

     The factors causing a change in DAC asset balances for the year ended December 31 are summarized in the following table.

                              BEGINNING                                                 EFFECT OF         ENDING
                               BALANCE         ACQUISITION         AMORTIZATION         UNREALIZED        BALANCE
                             DECEMBER 31,        COSTS              CHARGED TO        CAPITAL GAINS     DECEMBER 31,
(IN THOUSANDS)                  2001            DEFERRED             INCOME             AND LOSSES          2002
                            -------------    ---------------    -----------------    ---------------    ------------
Traditional life            $      27,757    $         6,001    $          (1,387)   $             -    $     32,371
Other                               3,946              1,010                 (940)                 -           4,016
Interest-sensitive life            59,574              6,443               (5,883)              (382)         59,752
Variable annuities                 50,637             22,328              (13,649)             2,064          61,380
Investment contracts               14,701             21,070               (1,676)           (24,689)          9,406
                            -------------    ---------------    -----------------    ---------------    ------------
Total                       $     156,615    $        56,852    $         (23,535)   $       (23,007)   $    166,925
                            =============    ===============    =================    ===============    ============

                              BEGINNING                                                 EFFECT OF         ENDING
                               BALANCE         ACQUISITION         AMORTIZATION         UNREALIZED        BALANCE
                             DECEMBER 31,        COSTS              CHARGED TO        CAPITAL GAINS     DECEMBER 31,
(IN THOUSANDS)                  2000            DEFERRED             INCOME             AND LOSSES          2001
                            -------------    ---------------    -----------------    ---------------    ------------
Traditional life            $      23,957    $         6,332    $          (2,532)   $             -    $     27,757
Other                               3,693              1,261               (1,008)                 -           3,946
Interest-sensitive life            52,720              7,714                1,879             (2,739)         59,574
Variable annuities                 29,580             24,268               (1,149)            (2,062)         50,637
Investment contracts               14,651             11,619               (4,377)            (7,192)         14,701
                            -------------    ---------------    -----------------    ---------------    ------------
Total                       $     124,601    $        51,194    $          (7,187)   $       (11,993)   $    156,615
                            =============    ===============    =================    ===============    ============

     OPERATING COSTS AND EXPENSES increased 19.4% during 2002 compared to 2001 due to distribution expenses incurred on new growth initiatives and increased administrative expenses supporting the growth of the Company. Costs and expenses increased 30.4% during 2001 compared to 2000 due to higher marketing, technology and distribution expenses incurred on new growth initiatives.

COMPANY OUTLOOK

- The Company's ability to manage its investment margin is dependent upon maintaining adequately profitable spreads between investment yields and interest crediting rates on inforce business. As interest rates change or remain at historically low levels, assets may be reinvested at lower yields that compress investment margin. The Company has the ability to impact the investment margin by changing the interest crediting rates on flexible rate contracts. However, these changes could be limited by market conditions, and regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     the timing or magnitude of changes in asset yields. The level of defaults may also affect investment income. The Company will continually monitor its risk limits related to credit quality and duration as well as monitor and adjust its crediting rates.

- A portion of the Company's contract charge revenue is dependent upon the value of the accounts supporting its variable annuity products. Most account values for these products are invested, at the discretion of the contractholder, in Separate Accounts invested primarily in equity securities. Therefore, future equity market performance has a significant impact on contract charge revenue and benefit guarantees which are key drivers of the returns on these products.

- Variable annuity DAC is amortized in relation to the present value of EGP over the estimated lives of the contracts. Future levels of EGP are highly sensitive to future equity market performance. Changes in the amount or timing of EGP may result in adjustments in the cumulative amortization of DAC.

- In order to maintain an acceptable target return, the Company needs to design and sell products having interest crediting rates with adequate spreads to investment returns. If investments with appropriate maturity and risk adjusted returns to support pricing targets are not available, product sales will be restricted. For this reason, fixed annuity sales volume will vary in the future as dictated by market conditions.

- The Company is undertaking various expense-saving initiatives to increase profitability. These initiatives will include creating greater efficiencies, simplifying operations and focusing on distribution among the current channels. The efficacy of these expense-saving initiatives is difficult to predict due to external factors and technology costs.

- In order to compete with major insurance company competitors, as well as non-traditional competitors such as banks, financial service firms and securities firms, the Company will have to provide products that are considered competitive by its distribution channels and customers. Additionally, to meet its return targets, the Company must distribute its products within its pricing parameters. The Company plans to focus its efforts by deepening relationships with its more productive and more profitable distribution partners.

INVESTMENT RESULTS

     PRE-TAX NET INVESTMENT INCOME increased 13.9% in 2002 compared to 2001. The increase was due to higher portfolio balances partially offset by slightly lower portfolio yields. In 2002, lower portfolio yields were due to investments made in the low interest rate environment. At December 31, 2002, portfolio balances, excluding Separate Accounts and net unrealized gains and losses on fixed income securities, increased 24.3% compared to December 31, 2001 due to net cash provided from operating and financing activities.

     After-tax realized capital losses were $5.8 million in 2002 compared to after-tax realized capital gains of $105 thousand in 2001. After-tax realized capital gains and losses are presented net of the effects of DAC amortization, to the extent that such effects resulted from the recognition of realized capital gains and losses.

     The following table describes the factors driving the after-tax realized capital gains and losses results.

                                                                   YEAR ENDED DECEMBER 31
                                                         -------------------------------------------
(IN THOUSANDS)                                              2002            2001            2000
                                                         -----------     -----------     -----------
Investment write-downs                                   $   (10,064)    $      (885)    $    (2,424)
Sales                                                          3,431           2,172          (1,337)
Valuation of derivative instruments                             (130)              -               -
Other                                                            268             107             446
                                                         -----------     -----------     -----------
Subtotal                                                      (6,495)          1,394          (3,315)
Reclassification of Amortization of DAC                          652          (1,289)            (94)
                                                         -----------     -----------     -----------
Total realized capital gains and losses, after-tax       $    (5,843)    $       105     $    (3,409)
                                                         ===========     ===========     ===========

     For a further discussion of realized capital gains and losses, see the Investments discussion following.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

INVESTMENT OUTLOOK

- As the Company continues to receive Premiums and deposits, investment of these increased cash flows in available high quality securities with acceptable yields will be a focus.

- The Company expects to experience lower investment yields as positive cash flows from operations and investment activities are invested at market yields that are less than the average portfolio rate, and as the lower rate environment impacts securities with variable yields.

- The Company expects to incur realized capital losses while the corporate credit environment remains under pressure.

INVESTMENTS

     An important component of the Company's financial results is the return on portfolio balances. The investment portfolios are managed based upon the nature of the business and its corresponding liability structure.

     The investment strategy for the Company is based upon a strategic asset allocation framework that takes into account the need to manage on a risk adjusted spread basis for the product portfolio and to maximize return on capital. Generally, a combination of recognized market modeling, analytical models and proprietary models is used to achieve a desired asset mix in the management of the portfolio. The strategic asset allocation model portfolio is the primary basis for setting annual asset allocation targets with respect to interest sensitive, illiquid and credit asset allocations as well as limitations with respect to overall below investment grade exposure and diversification requirements. On a tactical basis, decisions are made on an option adjusted relative value basis staying within the constraints of the strategic asset allocation framework. The Company believes it maximizes asset spread by selecting assets that perform on a long-term basis and by using periodic sales of securities to minimize the effect of downgrades and defaults. Total return measurement is used on a selective basis where the asset risks are significant (e.g., high yield fixed income securities, convertible bonds). The Company expects that employing this strategy will minimize interest rate market impacts on investment income. This strategy is also expected to provide sustainable investment-related income over time.

     The composition of the investment portfolio is presented in the table below. See Notes 2 and 4 to the financial statements for investment accounting policies and additional information.

                                         DECEMBER 31, 2002                     DECEMBER 31, 2001
                             --------------------------------------- -----------------------------------
                                    CARRYING          PERCENT            CARRYING           PERCENT
(IN THOUSANDS)                       VALUE            OF TOTAL            VALUE             OF TOTAL
                                 ---------------    -------------     ---------------     -------------
Fixed income securities (1)      $     3,736,416             89.0%    $     2,894,461              89.7%
Mortgage loans                           323,142              7.7             242,727               7.5
Short-term                               104,200              2.5              57,507               1.8
Policy loans                              33,758              0.8              33,160               1.0
                                 ---------------    -------------     ---------------     -------------
     Total                       $     4,197,516            100.0%    $     3,227,855             100.0%
                                 ===============    =============     ===============     =============

(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $3.28 billion and $2.68 billion at December 31, 2002 and 2001, respectively.

     Total investments were $4.20 billion at December 31, 2002 compared to $3.23 billion at December 31, 2001. The increase was due to positive cash flows generated from operations and financing activities and unrealized gains on fixed income securities.

     The fair value of the Company's publicly traded marketable investment securities is based on independent market quotations. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Some factors, such as the illiquidity premium that differentiates the private market from the public market, are difficult to observe and to characterize. As such, the valuation process involves key assumptions for such factors. Although these assumptions are reviewed on a periodic basis and the Company believes that the valuation model produces estimates that reasonably reflect the fair value of the overall portfolio, there can be specific factors that would cause the fair value of a particular holding to deviate from the calculated valuation.

     As of December 31, 2002, the key assumptions used to estimate the fair value of privately placed corporate obligations included the following:
     - Risk free interest rates are based on the current yield curve for U.S. Treasuries with 10 term points ranging from 1 year to 30 years.
     - Current public corporate spreads for 22 sectors in 16 quality categories are based on the Bloomberg fair market industrial yield curve and the median Lehman sector spreads over the Bloomberg industrial curve.
          - The 22 sectors include airlines, banking, basic industry, brokerage, capital goods, chemicals, communications, consumer cyclical - auto, consumer cyclical - services, consumer cyclical
               - others, consumer non-cyclical, electric, energy, finance companies, insurance, natural gas, other industrial, REITS, technology, telecommunications, transportation, and water. Since the water sector has no public market counterpart, sector spread for this sector is based on selected broker quotes and analyst estimates.
          -    The 16 quality categories range from AAA to B3.
     - An additional 25 basis points are added to public corporate spreads to compensate for illiquidity.
     - Watch-list securities are conservatively priced at the lower of analyst price or an adjusted model price for a rating that is one category lower and are capped at 100.

     The following table shows the Company's investment portfolio, and the sources of its fair value, at December 31, 2002.

(IN THOUSANDS)                                                             FAIR            PERCENT
                                                                           VALUE           TO TOTAL
                                                                        ------------     -------------
Value based on independent market quotations                            $  2,988,040              71.2%
Value based on models and other valuation methods                            852,576              20.3
Mortgage loans and policy loans, valued at cost                              356,900               8.5
                                                                        ------------     -------------
     Total                                                              $  4,197,516             100.0%
                                                                        ============     =============

     The fair value of the Company's exchange traded derivative contracts is based on independent market quotations. The fair value of non-exchange traded derivative contracts is based on valuation models which utilize independent third party data as inputs. Periodic changes in the fair values are reported as a component of either Net income, Other comprehensive income, assets or liabilities depending on the nature of the derivative and the program to which it relates.

     The following table shows the Company's derivative contracts, and the sources of their fair value, at December 31, 2002.

              (IN THOUSANDS)                                                           FAIR
                                                                                       VALUE
                                                                                     ----------
              Value based on independent market quotations                           $      (26)
              Value based on models and other valuation methods                            (209)
                                                                                     ----------
                 Total                                                               $     (235)
                                                                                     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The following table presents the amortized cost, gross unrealized gains and losses and fair value for fixed income securities.

                                                                         GROSS UNREALIZED
                                                   AMORTIZED      --------------------------------        FAIR
(IN THOUSANDS)                                       COST             GAINS            LOSSES             VALUE
                                                 -------------    --------------    --------------    --------------

AT DECEMBER 31, 2002
U.S. government and agencies                     $     431,768    $      176,323    $            -    $      608,091
Municipal                                              119,041             7,135               (20)          126,156
Corporate                                            1,894,805           208,475           (25,384)        2,077,896
Foreign government                                     187,833            54,381                 -           242,214
Mortgage-backed securities                             594,087            30,185            (1,010)          623,262
Asset-backed securities                                 55,740             3,058                (1)           58,797
                                                 -------------    --------------    --------------    --------------
     Total fixed income securities               $   3,283,274    $      479,557    $      (26,415)   $    3,736,416
                                                 =============    ==============    ==============    ==============

AT DECEMBER 31, 2001
U.S. government and agencies                     $     419,492    $       96,208    $         (517)   $      515,183
Municipal                                              150,543             3,695               (47)          154,191
Corporate                                            1,467,636            96,973           (18,492)        1,546,117
Foreign government                                     160,115            21,710               (16)          181,809
Mortgage-backed securities                             425,635            16,737              (228)          442,144
Asset-backed securities                                 54,844             1,081              (908)           55,017
                                                 -------------    --------------    --------------    --------------
     Total fixed income securities               $   2,678,265    $      236,404    $      (20,208)   $    2,894,461
                                                 =============    ==============    ==============    ==============

     The Unrealized net capital gains on fixed income securities at December 31, 2002 were $453.1 million, an increase of $236.9 million or 109.6% since December 31, 2001. Unrealized losses were primarily concentrated in the corporate fixed income portfolio.

FIXED INCOME SECURITIES

     The Company's fixed income securities include bonds, such as municipal bonds, privately placed bonds and publicly traded corporate bonds, U.S. government bonds, mortgage-backed and asset-backed securities. All fixed income securities are carried at fair value and are classified as available for sale. Periodic changes in fair values are reported as a component of Other comprehensive income net of deferred taxes, certain life and annuity DAC and certain reserves for life-contingent benefits and are reclassified to Net income only when supported by the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary.

     Fixed income securities issued by U.S. government and agencies of the U.S. government totaled $608.1 million at December 31, 2002 compared to $515.2 million at December 31, 2001. All of these securities are rated investment grade at December 31, 2002.

     Municipal bonds, including tax-exempt and taxable securities, comprise $126.2 million or 3.4% of the Company's fixed income securities portfolio at December 31, 2002. Investment grade municipal bonds represent 99.0% of the total $126.2 million. Approximately 4% of the municipal bond portfolio is insured by four bond insurers and the bonds accordingly have a rating of Aaa. The municipal bond portfolio at December 31, 2002 consisted of 13 issues from 11 issuers.

     Public corporate obligations totaled $1.07 billion at December 31, 2002, and 93.1% of these obligations were rated investment grade. As of December 31, 2002, the fixed income securities portfolio contained $1.01 billion of privately placed corporate obligations compared to $879.7 million at December 31, 2001. The benefits of privately placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately placed securities as compared to public securities is reduced liquidity. At December 31, 2002, 90.2% of the privately placed securities were rated as

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

investment grade by either the National Association of Insurance Commissioners ("NAIC") or the Company's internal ratings. The Company determines the fair value of privately placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

     Foreign government securities totaled $242.2 million and $181.8 million at December 31, 2002 and 2001, respectively. All of the securities were rated investment grade at December 31, 2002.

     At December 31, 2002 and 2001, $623.3 million and $442.1 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or sponsored entities. Therefore, the MBS portfolio has relatively low credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2002, approximately 50.6% of the MBS portfolio was invested in planned amortization class bonds or the equivalent.

     The fixed income securities portfolio contained $58.8 million and $55.0 million of asset-backed securities ("ABS") at December 31, 2002 and 2001, respectively. The ABS portfolio is subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. Approximately 88.1% of the ABS portfolio is rated in the highest rating category by one or more credit rating agencies. The ABS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets. Approximately 23.6% of the Company's ABS portfolio is invested in securitized credit card receivables. The remainder of the portfolio is backed primarily by securitized home equity, manufactured housing, and auto loans.

     At December 31, 2002, 95.4% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a rating from the NAIC of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     The following table summarizes the credit quality of the fixed income securities portfolio.

(IN THOUSANDS)

      NAIC                                                                       FAIR            PERCENT
    RATINGS          MOODY'S EQUIVALENT DESCRIPTION                             VALUE           TO TOTAL
-----------------    --------------------------------------------------     ---------------   --------------
       1             Aaa/Aa/A                                               $     2,648,406             70.9%
       2             Baa                                                            914,376             24.5
       3             Ba                                                             132,410              3.5
       4             B                                                               21,494              0.6
       5             Caa or lower                                                     7,402              0.2
       6             In or near default                                              12,328              0.3
                                                                            ---------------   --------------
                                                                            $     3,736,416            100.0%
                                                                            ===============   ==============

     All of the securities with a NAIC rating of 5 or 6 and 38% of securities with an NAIC rating of 4 are reflected in securities defined as problem or potential problem as described on page 18. These securities represent 0.7% of the fixed income securities portfolio at December 31, 2002.

FIXED INCOME PORTFOLIO MONITORING

      The Company writes down to fair value any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:
              - The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;
              -  The recoverability of principal and interest;
              - The duration and extent to which the fair value has been less than amortized cost for fixed income securities;
              - The financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and
              - The specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include the risks that:
              - The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;
              - The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes based on changes in the facts and circumstances related to that issuer; and
              - New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to Net income, would not have a significant impact on Shareholder's equity since the majority of the portfolio is held at fair value and as a result, the related unrealized gain
(loss), net of tax, would already be reflected as Accumulated other comprehensive income in Shareholder's equity.

     The Company has an extensive monitoring process to identify fixed income securities whose carrying value may be other than temporarily impaired. This process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities is below established thresholds and time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. Securities with an unrealized loss of greater than 20% of their amortized cost for fixed income securities for a period of six months or more, are identified through this process. The securities identified, in addition to other securities for which the Company may have concern, are evaluated based on facts and circumstances for inclusion on a watch list. Securities on the watch list are reviewed in detail to determine whether any other than temporary impairment exists.

     The following table contains the individual securities as of December 31, 2002, with the ten largest unrealized losses:

(IN THOUSANDS)

                                             FAIR             UNREALIZED            NAIC
DESCRIPTION                                  VALUE              LOSSES             RATING
--------------------------------------     ----------      ------------------    ------------
Major U.S. airline                         $    6,283      $           (2,788)        3
Aggregates supplier                             5,801                  (2,191)        3
Electricity generator                           2,985                  (2,030)        3
Electricity generator                           3,446                  (1,444)        3
Electric & gas utility holding company          3,596                  (1,401)        2
Large manufacturing conglomerate                6,580                  (1,189)        3
Large international telecom company             8,383                  (1,114)        2
Major U.S. airline                              1,093                    (933)        3
Major U.S. airline                              4,639                    (927)        3
Electric & gas utility holding company          2,156                    (840)        2

                                           ----------      ------------------
  Total                                    $   44,962      $          (14,857)
                                           ==========      ==================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future principal and interest, which causes management to believe these securities may be classified as problem or restructured in the future.

   The following table summarizes problem and potential problem fixed income securities at December 31.

(IN THOUSANDS)                                    2002                                             2001
                               -------------------------------------------       -----------------------------------------
                                                                PERCENT                                          PERCENT
                                                               OF TOTAL                                         OF TOTAL
                                                                 FIXED                                            FIXED
                                 AMORTIZED          FAIR        INCOME             AMORTIZED        FAIR         INCOME
                                   COST            VALUE       PORTFOLIO             COST           VALUE       PORTFOLIO
                               --------------    ----------   ------------       -------------    ---------    -----------
Problem                        $       23,395    $   21,177            0.5%      $       6,711    $   5,279            0.2%
Potential problem                       6,212         6,651            0.2                   -            -              -
                               --------------    ----------   ------------       -------------    ---------    -----------
Total net carrying value       $       29,607    $   27,828            0.7%      $       6,711    $   5,279            0.2%
                               ==============    ==========   ============       =============    =========    ===========
Cumulative write-downs
    recognized                 $       15,446                                    $         174
                               ==============                                    =============

     The Company has experienced an increase in its balance of fixed income securities categorized as problem or potential problem as of December 31, 2002 compared to December 31, 2001. The Company had no fixed income securities categorized as restructured at December 31, 2002 or 2001. The increases in problem and potential problem assets primarily resulted from poor operating fundamentals as well as liquidity constraints in the utilities, transportation and energy sectors of the market in 2002. The Company expects eventual recovery in these sectors but evaluated each fixed income security in these sectors through its watch list process at December 31, 2002 and recorded write-downs when appropriate. Approximately $2.3 million of gross unrealized losses at December 31, 2002 are related to securities that the Company has included in the problem or potential problem categories. These securities represent 0.7% of the fixed income portfolio. The Company concluded, through its watch list monitoring process that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

     The following table describes the components of pre-tax realized capital gains and losses.

                                                                            YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
(IN THOUSANDS)                                                       2002           2001           2000
                                                                  -----------    -----------    -----------
Investment write-downs                                            $   (15,760)   $    (1,371)   $    (3,789)
Sales
   Fixed income securities                                              3,874          2,885         (2,031)
   Other                                                                1,499            478            (58)
                                                                  -----------    -----------    -----------
   Total sales                                                          5,373          3,363         (2,089)

Valuation of derivative instruments                                      (204)             -              -
Realized capital gains and losses on other securities                     419            166            697
                                                                  -----------    -----------    -----------
Total pre-tax realized capital gains and losses                   $   (10,172)   $     2,158    $    (5,181)
                                                                  ===========    ===========    ===========

     Fixed income write-downs of $15.8 million during 2002 represent 0.4% of the average total investments during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The Company recorded, for the year ended December 31, 2002, $3.9 million in net gains from sales of fixed income securities, which is comprised of gross gains of $11.7 million and gross losses of $7.8 million. Gross losses from sales of fixed income securities of $7.8 million combined with investment write-downs of $15.8 million and gross losses on derivatives of $4.1 million, represent the total gross realized losses of $27.7 million on fixed income securities for 2002.

     The $7.8 million in losses from sales of fixed income securities primarily related to a decision to reduce exposure to certain holdings due to severely constrained liquidity conditions in the market and routine reductions of exposure to deteriorating credits.

     The following list details the five largest realized losses from write-downs by issuer, the related circumstances giving rise to the loss and a discussion of how those circumstances may have impacted other material investments held.

     - A $7.0 million write-down on a global energy and utility company, which missed coupon payments due to severely constrained liquidity. Some sectors in the utility industry continue to be under fundamental pressure. The Company is monitoring developments closely and each security in the industry is evaluated for impairment in the watch list process.
     - A $2.6 million write-down on securities issued by a major U.S. airline that filed for bankruptcy. The Company has no other securities of this issuer and currently expects to hold its existing positions until they recover in value or mature. The U.S. airline industry is under stress. The Company monitors its investments in airline issuers closely, particularly with regard to collateral values.
     - A $1.9 million write-down on senior unsecured securities issued by a seismic data and related geophysical services company that has been experiencing negative financial results and liquidity pressures. The circumstances of this impairment are not expected to have a material impact on the other investments.
     - A $1.4 million write-down on collateralized debt obligation notes. The loss resulted from the decline in value of the portfolio of high-yield bonds securing the notes. The circumstances of this impairment are not expected to have a material impact on the other investments.
     - A $1.3 million write-down on a major U.S. airline that filed for bankruptcy. The loss primarily relates to an unsecured issue whose collateral value is insufficient. The U.S. airline industry is under stress. The Company monitors its investments in airline issuers closely, particularly with regard to collateral values.

MORTGAGE LOANS

     The Company's $323.1 million investment in mortgage loans at December 31, 2002 and $242.7 million at December 31, 2001 is comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage the Company's mortgage loan risk.

     The Company closely monitors its commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon discounted property cash flow projections. The Company had no realized capital gains related to prepayments and write-downs on mortgage loans at December 31, 2002. At December 31, 2001 and 2000, the Company had realized capital gains related to prepayments and write-downs on mortgage loans of $119 thousand and $697 thousand, respectively.

SHORT-TERM INVESTMENTS

     The Company's short-term investment portfolio was $104.2 million and $57.5 million at December 31, 2002 and 2001, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The Company participates in securities lending programs, primarily as an investment yield enhancement with third parties, such as large brokerage firms. The Company obtains collateral in an amount that approximates 102% of the fair value of loaned securities and monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. At December 31, 2002, fixed income securities with a carrying value of $160.0 million have been loaned under these agreements. This compares to $140.3 million at December 31, 2001. In return for these securities, the Company receives cash that is subsequently invested in either Fixed income securities or Short-term investments with an offsetting liability recorded in other liabilities.

SEPARATE ACCOUNTS

     Separate Accounts assets and liabilities decreased 10.9% to $537.2 million at December 31, 2002 from $602.7 million at December 31, 2001. The decrease was primarily attributable to declines in account values due to poor equity market performance partially offset by additional deposits from new sales and transfers from the fixed account fund to variable Separate Accounts funds.

     The assets and liabilities related to variable annuity contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, early surrender and expense charges.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity contractholders bear the investment risk that the underlying mutual funds of the Separate Accounts may not meet their stated investment objectives.

REINSURANCE RECOVERABLES

     Reinsurance recoverable decreased $181 thousand, or 7.8%, to $2.1 million at December 31, 2002 from $2.3 million at December 31, 2001. Reinsurance recoverable decreased due to benefits paid partially offset by an increase in traditional life insurance product reserves. The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as a direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company.

     The Company purchases reinsurance after evaluating the financial condition of the reinsurer, as well as the terms and price of coverage. The Company reinsures certain of its risks to reinsurers under yearly renewable term and coinsurance agreements. Yearly renewable term and coinsurance agreements result in the passing of a portion of the risk to the reinsurers. Generally, the reinsurer receives a proportionate amount of the premiums less commissions and is liable for a corresponding proportionate amount of all benefit payments.

     Beginning in 2002, the Company cedes 80% of the mortality risk on certain term life policies to a pool of eight reinsurers. Mortality risk on policies in excess of $250 thousand per life are ceded to ALIC.

     The Company has a reinsurance treaty through which it cedes re-investment related risk on its structured settlement annuities to ALIC. The terms of this treaty meet the accounting definition of a derivative under Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Accordingly, the treaty is recorded in the Statement of Financial Position at fair value, and changes in the fair value of the treaty are recognized in Realized capital gains and losses. Premiums paid to ALIC are included in Operating costs and expenses.

     As of December 31, 2002, $3.40 billion or 17.9% of life insurance in force was ceded to other companies.

     The Company continuously monitors the credit worthiness of reinsurers. As of December 31, 2002, all non-affiliated ceded premiums were reinsured under uncollateralized reinsurance agreements with companies that had

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

a financial strength rating above investment grade level, as measured by at least one of the major rating agencies. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

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

CORPORATE OVERSIGHT

     The Company generates substantial investable funds from its business operations. In formulating and implementing policies for investing funds, the Company seeks to earn returns that enhance its ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth for the Company. Accordingly, the Company's investment decisions and objectives are a function of its underlying risks and product profiles.

     The Company administers and oversees its investment risk management processes primarily through its Board of Directors, Investment Committee and the Credit and Risk Management Committee ("CRMC"). The Board of Directors and Investment Committee provide executive oversight of investment activities and set investment strategies, guidelines and policy that delineates the investment limits and strategies that are appropriate given the Company's liquidity, capital, product portfolios and regulatory requirements. The CRMC is a senior investment management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

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

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policy. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance to limits established by the investment policy.

INTEREST RATE RISK

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises from the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also carries certain interest-sensitive liabilities.

     The Company seeks to invest Premiums and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit its exposure to interest rate risk, the Company adheres to a philosophy of managing the duration of assets and related liabilities. The Company uses financial futures and a reinsurance treaty with ALIC (see Note 3) to hedge the interest rate risk related to anticipatory purchases and sales of investments and product sales to customers.

     The Company manages the interest rate risk inherent in its assets relative to the interest rate risk inherent in its liabilities. One of the measures the Company uses to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2002 and 2001, the difference between the Company's liability and asset duration was

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

approximately 1.0 and 1.1, respectively. This positive duration gap indicates that the fair value of the Company's liabilities is more sensitive to interest rate movements than the fair value of its assets. The Company's liabilities are more sensitive than the assets due to structured settlement annuities, which make up a significant portion of the liabilities. Structured settlement liabilities have benefits that are paid over an extended period of time and may be significantly longer than the duration of fixed income securities that are available to support the liabilities. The risk introduced by structured settlements is mitigated through the use of reinsurance and by managing the duration of the investment portfolios supporting other liability products so that those liabilities have durations shorter than their assets.

     To calculate duration, the Company projects asset and liability cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The cash flows used in the model reflect the expected maturity and repricing characteristics of the Company's derivative financial instruments, all other financial instruments (as depicted in Note 5 to the financial statements), and certain non-financial instruments including interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and Company specific experience) reflecting the impact of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The assumptions utilized relate primarily to assets such as mortgage-backed securities, collateralized mortgage obligations, callable corporate and municipal obligations, and liabilities including fixed rate single and flexible premium annuities.

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2002, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets and liabilities identified above by approximately $6.4 million versus an increase of $5.9 million at December 31, 2001. However, there are $217.6 million of assets supporting life insurance products which are not financial instruments and have not been included in the above analysis. This amount has increased from the $199.3 million in assets reported for December 31, 2001. According to the duration calculation, in the event of a 100 basis point immediate increase in interest rates, these assets would decrease in value by $4.1 million versus a decrease of $5.4 million for December 31, 2001. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

     To the extent that conditions differ from the assumptions utilized, the Company's duration and rate shock measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (referred to as the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK

     Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a mutual fund or stock index.

     At December 31, 2002 and 2001, the Company had Separate Accounts assets with account values totaling $537.2 million and $602.7 million, respectively. The Company earns contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values at December 31, 2002 and 2001 due to equity market declines, the Company would earn approximately $892 thousand and $916 thousand less in annualized fee income, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Generally at the time of purchase, the contractholders of variable annuity contracts receive a GMDB and, for certain contracts, may elect to purchase an enhanced GMDB or guaranteed minimum income benefit ("GMIB"). The Company charges a fee for this guarantee that is generally calculated as a percentage of the account value. Both types of guarantees subject the Company to additional equity risk as the beneficiary or contractholder may receive a benefit for an amount greater than the account value under contractually defined circumstances and terms. GMDBs may be payable upon death, while GMIBs may be payable on or after the ten-year anniversary of the contract if the contractholder elects to receive a defined stream of payments ("annuitize").

     Substantially all of the Company's variable annuity contracts inforce contain some type of GMDBs. In general, the types of guarantees offered include a return of deposits or the highest anniversary value. At December 31, 2002 and 2001, the guaranteed value in excess of contractholders' account values, payable if all contractholders were to die, was estimated to be $200.6 million and $118.8 million, respectively. The increase in this measure is attributable to the decline in equity markets during 2002. In both periods, approximately two-thirds of this exposure is related to the return of deposits guarantee, while the remaining one-third is attributable to a death benefit guarantee greater than the original deposits.

     The estimated present value of expected future payments for GMDBs, net of estimated fee revenue, is approximately $3.2 million at December 31, 2002 compared to $950 thousand at December 31, 2001. This estimate considers the current guarantees outstanding for all contracts that contain GMDBs and expected fund performance to calculate expected future GMDB payments for the next 40 fiscal quarters. The assumptions and methodology used to determine the present value of the future GMDB payments are consistent with those used for DAC amortization. The increase in this estimate in 2002 is primarily attributable to the decline in account value due to the continued decline in the equity markets during the year. Management also estimates the impact to its expected future GMDB payments in the event of extreme adverse market conditions. For example, in the event of an immediate decline of 10% in contractholders' account values as of December 31, 2002 due to equity market declines, expected payments for guaranteed death benefits would increase by $1.5 million during the next year. The selection of a 10% immediate decrease should not be construed as a prediction by management of future market events, but only as an example to illustrate the potential impact to earnings and cash flow of equity market declines as a result of this guarantee. Also, the Company's actual payment experience in the future may not be consistent with the assumptions used in its model.

     The GMIBs offered by the Company include the right to annuitize based on the highest account value at any contract anniversary date. The Company began offering these guarantees in certain of its variable annuity contracts in 2002, therefore based on contract specifications, these benefits will not be available for election by the contractholders until at least 2012. The guaranteed value in excess of contractholders' account values at December 31, 2002 payable over the annuity period if all contractholders were to elect to annuitize, was estimated to be $15 thousand. To calculate this measure, the current interest rate environment is utilized in the assumptions.

     Growth in variable contracts in the future stemming from new sales will increase the Company's amount of overall exposure to equity price risk embedded in these contracts. An increase in the equity markets above December 31, 2002 levels will increase the contractholder returns on these products, thereby decreasing the risk of utilizing these guarantees on the inforce business. A decrease in the equity markets that causes a decrease in the variable contracts' account balances will increase the equity risk profile of the inforce business as is demonstrated in the December 31, 2002 measurements compared to the December 31, 2001 measurements disclosed and discussed above.

     The Company also is exposed to equity risk in its DAC, as equity portfolio valuation fluctuations impact DAC amortization because projected fee income and guaranteed benefits payable are components of the EGP for variable annuity contracts. Poor equity market performance could result in DAC not being recoverable or in accelerated DAC amortization. For a more detailed discussion of DAC, see Note 2 to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     The Company's capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources at December 31:

(IN THOUSANDS)                                                 2002              2001              2000
                                                           -------------     -------------     -------------
Common stock, additional capital paid-in and
  retained income                                          $     374,160     $     339,981     $     304,569
Accumulated other comprehensive income                           169,655           118,995           118,242
                                                           -------------     -------------     -------------
    Total shareholder's equity                             $     543,815     $     458,976     $     422,811
                                                           =============     =============     =============

SHAREHOLDER'S EQUITY

     Shareholder's equity increased in 2002 when compared to December 31, 2001, due to an increase of $50.7 million in Accumulated other comprehensive income, Net income of $24.2 million and a capital contribution of $10.0 million from ALIC. In 2001, shareholder's equity increased as a result of Net income of $35.4 million and an increase of $753 thousand in Accumulated other comprehensive income.

FINANCIAL RATINGS AND STRENGTH

     The Company's insurance financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2002.

     None of these ratings were changed during 2002. The Company's and ALIC's insurance financial strength ratings have remained at the same consistently high levels for the last five years (Aa2 "excellent" by Moody's, AA and AA+ "very strong" by Standard & Poor's and A+ "superior" by A.M. Best). On a relative basis, these rating positions have improved in light of the significant volume of rating downgrades of other companies in the industry during 2002. Since February 2002, Standard & Poor's rating outlook for ALIC and its rated subsidiaries, including the Company, has been "negative". In November 2002, Standard & Poor's reaffirmed the AA+ rating of ALIC and the Company, but left the outlook unchanged. In January 2003, A.M. Best Company newly assigned a "positive" rating outlook for AIC, ALIC, the Company and selected affiliates.

     The Company's ratings are influenced by many factors including operating and financial performance, asset quality, asset/liability management, overall portfolio mix, the amount of financial leverage (i.e., debt), exposure to risks, as well as the current level of operating leverage.

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2002, RBC for the Company was significantly above levels that would require regulatory actions.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY

The principal, potential sources of funds for the Company include the following activities:

       Premiums and deposits
       Reinsurance recoveries
       Receipts of principal, interest and dividends on investments Sales of investments
       Funds from securities lending
       Inter-company loans
       Capital contributions from ALIC

The principal, potential uses of funds for the Company include the following activities:

       Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
       Operating costs and expenses
       Purchase of investments
       Repayment of securities lending
       Repayment of inter-company loans
       Dividends to ALIC

     The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company.

     A portion of the Company's diversified product portfolio, primarily fixed annuities and interest-sensitive life insurance products, is subject to discretionary surrenders and withdrawals by contractholders. Total surrenders and withdrawals for 2002 were $162.1 million compared with $106.5 million for last year. The increase was driven primarily from increased surrenders of variable annuities resulting from poor equity market conditions in 2002. As the Company's interest-sensitive life insurance policies and annuity contracts inforce grow and age, the dollar amount of surrenders and withdrawals could increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated.

     The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at December 31, 2002 or 2001. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     Although the Corporation considers the occurrence of such events to be remote, certain events and circumstances could constrain the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength ratings from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, and therefore a rating change in one entity could potentially affect the ratings of other related entities. In addition, management knows of no trends, demands, commitments, events or uncertainties that are reasonable likely to significantly constrain the Corporation's or the Company's liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The following table summarizes the contractual obligations of the Company as of December 31, 2002 and the payments due by period.

                                                                  LESS THAN
(IN THOUSANDS)                                        TOTAL        1 YEAR
                                                   ----------     ---------
Securities Lending, Dollar Rolls, and
   Repurchase Agreements(1)                        $  160,103     $ 160,103
Funding Agreements (putable/callable)(2)               50,099        50,099
                                                   ----------     ---------
Total Contractual Cash Obligations                 $  210,202     $ 210,202
                                                   ==========     =========

(1) Securities lending, dollar rolls and repurchase transactions are typically fully collateralized with marketable securities. The Company manages its short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish liabilities as they come due in the normal course of business.
(2) The putable/callable Funding agreement program is very closely asset/liability duration matched by the Company. Accordingly, upon surrender or maturity of the related contracts, the Company maintains assets with a sufficient market value to extinguish the liabilities in the normal course of business.

     At December 31, 2002, the Company had $14.0 million in contractual conditional commitments to invest in private placements or mortgage loans.

REGULATIONS AND LEGAL PROCEEDINGS

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products, and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     The Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, the outcome of some legal proceedings that involve AIC regarding the Allstate agencies may have an impact on the Company.

     AIC is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other insurance carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

     In addition, on August 6, 2002, a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union (the "OPEIU"), seeking certification as the collective bargaining representative of all Allstate agents in the United States. On December 2, 2002, the Chicago Regional Director of the NLRB dismissed the petition, agreeing with AIC's position that the agents are independent contractors, not employees, and that, consequently, the NLRB lacks jurisdiction over the issue. The OPEIU has requested that the NLRB in Washington, D.C. review the dismissal by the Chicago Regional Director. The request for appeal has not been accepted yet. If it is, AIC will vigorously oppose the appeal. The outcome is currently uncertain.

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

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

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

     State insurance laws require the Company to file statutory-basis financial statements with the insurance department in the State of New York. The operations of the Company and the accounts are subject to examination by the department at any time. The Company prepares statutory-basis financial statements in accordance with accounting practices and procedures prescribed or permitted by the state of New York.

     State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

MARKET CONDUCT REGULATION

     State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to customers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

FEDERAL REGULATION AND SECURITIES OPERATIONS

     The Company's variable annuity products generally are considered securities within the meaning of federal and state securities laws and are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the National Association of Securities Dealers ("NASD") and state securities regulations. The Company's Separate Accounts are registered as unit investment trusts under the Investment Company Act of 1940.

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

OTHER DEVELOPMENTS

     Effective January 1, 2001, the State of New York required insurance companies domiciled in its state to prepare statutory-basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual ("Codification") subject to any deviations prescribed or permitted by the State of New York insurance superintendent.

     The Company prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the State of New York. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     Accounting changes adopted to conform to the provisions of Codification are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. The State of New York has recently adopted Statement of Statutory Accounting Principles ("SSAP") No. 10, Income Taxes, which is effective for statutory-basis financial statements filed as of December 31, 2002 and thereafter. The Company reported an increase to surplus of $11.4 million effective December 31, 2002 to reflect the adoption of SSAP No. 10 by the State of New York as a result of recognizing a net deferred tax asset.

PENDING ACCOUNTING STANDARDS

     On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The finalized SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Statements of Operations and Comprehensive Income depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Statements of Financial Position.

     The Financial Accounting Standards Board ("FASB") has exposed guidance that addresses the accounting for certain modified coinsurance agreements. The guidance has been exposed as FASB Interpretation of Statement 133 Implementation Issue No. B36, "Embedded Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument." The proposed guidance requires recognizing an embedded derivative in certain reinsurance agreements when certain conditions are met. The initial impact of adopting the proposed guidance would be recorded as a cumulative adjustment to Net income in the first fiscal quarter beginning after June 15, 2003. The Company has no reinsurance arrangements that would be subject to the proposed guidance. Accordingly, the potential impact of recognizing embedded derivatives pursuant to the requirements of the proposed guidance is expected to be immaterial to both the Company's Statements of Financial Position and Statements of Operations and Comprehensive Income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" that anticipate results based on management's estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk and uncertainties, including those listed below which apply to it as an insurance business and a provider of other financial services.

- New York requires insurers to participate in guaranty funds for impaired or insolvent insurance companies. Such funds periodically assess losses to all insurance companies doing business in the state. These assessments may be material to the Company's financial results.

- There is uncertainty involved in the availability of non-affiliate reinsurance and estimating the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and whether the reinsurers, or their affiliates, have the financial capacity and willingness to pay.

- The Corporation is continuing to examine the potential exposure of its operations to acts of terrorism and to evaluate methods of addressing this exposure in the best interests of shareholders, policyholders, the lending community and regulators. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. The Corporation is also evaluating the impact of the federal "Terrorism Risk Insurance Act of 2002" (the "Act") on the nature, availability and affordability of commercial insurance coverage for terrorism and the consequent impact on the Company's investments portfolio, particularly in sectors such as airlines and real estate. The Act established a temporary federal program providing for a system of shared public and private compensation for certain insured commercial property and casualty losses resulting from acts of terrorism, as defined by the Act.

- Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales, results of operations and retention of existing business. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing the fair values of fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturities, calls and prepayments of investments into new investments that could yield less than the portfolio's average rate.

- A declining market could negatively impact the credit quality of the Company's investment portfolio as adverse equity markets also affect issuers of securities held by the Company. Declines in the quality of the portfolio could cause additional realized losses on securities.

- Changes in interest rates could also reduce the profitability of the Company's spread-based products, particularly interest-sensitive life insurance and investment products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the related investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Company's products generally have the flexibility to adjust crediting rates to reflect higher or lower investment returns. However, this flexibility is limited by contractual minimum crediting rates. Additionally, unanticipated surrenders could cause acceleration of amortization of DAC or impact the recoverability of DAC and thereby increase expenses and reduce current period profitability. The Company seeks to limit its exposure to this risk by regularly monitoring DAC recoverability as well as offering a diverse group of products, periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

- The Company amortizes DAC related to interest-sensitive life insurance and investment contracts in proportion to EGP over the estimated lives of the contracts. Periodically, the Company updates the assumptions underlying the EGP, which include margins from mortality, including guaranteed minimum death and income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in adjustment to the cumulative amortization of DAC. For example, reduced EGP resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on the results of operations.

- The impact of decreasing Separate Accounts balances resulting from volatile equity market conditions, underlying fund performance and the performance of distributors could cause contract charges earned by the Company to decrease and lead to an increase in exposure to pay GMDBs and GMIBs. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB in a proportional amount. In addition, it is possible that the assumptions and projections used by the Company in establishing prices for the GMDBs and GMIBs, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur in providing those benefits, resulting in adverse mortality margin trends that may have a material effect on results of operations. These factors may result in accelerated DAC amortization and require increases in statutory reserves which reduce the Company's statutory capital and surplus.

- Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuity sales. In general, sales of variable annuities increase when the stock markets are rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

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

- State and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the federal income tax treatment of some insurance products offered by the Company, including the favorable policyholder tax treatment currently applicable to deferred and immediate annuities, and life insurance, including interest-sensitive life

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     insurance. Such proposals have included legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on the Company's financial position or the Company's ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

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

- The Company is taking various expense-saving steps to increase profitability. These steps include restructuring management and organizations, simplifying operations and processes and focusing on key distributors in its distribution channels. The efficacy of these expense saving initiatives is difficult to predict due to external factors such as the stock market impact on pension and other benefit expenses, the extent of future guaranty fund assessments, and technology costs. Also, sales could be impacted negatively by distribution being concentrated in fewer partners.

- The Company is affiliated with various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the SEC, NASD and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of the entities are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however ALIC has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

- While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe, or multiple catastrophes, which result in extraordinary losses, a downgrade of the Corporation's long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade of AIC's insurance financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B+, or a downgrade in ALIC's or the Company's insurance financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard
     & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporation's or AIC's rating, ALIC and its subsidiaries including the Company, could also experience a similar downgrade.

- The events of September 11, 2001, and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

- Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased liabilities for variable contracts due to additional GMDB and GMIB exposure resulting from market declines. A multiple level downgrade of the Corporation, AIC, ALIC or the Company, while not expected, could have a material adverse affect on the Company's sales, including the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company or ALIC could be affected by changes in ratings of AIC and/or the Corporation.

- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures generally require the Company to maintain insurance financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and to use its capital in other ways.

- An exposure draft SOP entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" applies to several of the Company's products and product features. A provision requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The Company does not currently hold liabilities for GMDB features covered by the SOP or GMIBs. However, these benefits are included in the EGP calculation used when evaluating DAC. If the SOP is adopted, the Company's establishment of these liabilities could have a material impact on the Statements of Operations and Comprehensive Income depending on the market conditions at the time of adoption, but it is not expected to have a material impact on the Company's Statements of Financial Position.

- Portions of the non-publicly traded marketable investment securities are accounted for at fair value using internally developed, widely accepted valuation models and independent third party data as model inputs. Changes in the fair value of any security could negatively impact the Corporation's, AIC's, ALIC's and the Company's net income, shareholder's equity, assets, liabilities and debt-to-capital ratio.

- In recent years, the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for optional federal chartering of insurance companies has been introduced in Congress. In addition state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

- The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act of 1999, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act of 1999, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including the Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

- Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. GAAP prescribes when the Company has a contingent liability and may reserve for particular risks, including litigation exposures. Therefore, results for a given period could be significantly adversely affected when a reserve is established for litigation.

- The design of any system of controls and procedures, including internal controls and disclosure controls and procedures, is based in part upon assumptions about the likelihood of future events. As a result, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

- The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be completely determined at this time.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements filed with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure required by this Item.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of the filing of this report and under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to its annual reports on Form 10-K and its current reports on Form 8-K to be filed with the SEC. Based upon that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's annual reports on Form 10-K and its current reports on Form 8-K. "Disclosure controls and procedures" are those controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under that Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of This Report

       1. Financial Statements. The Registrant's financial statements, as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000, together with the Independent Auditors' Report are set forth on pages F-1 to F-26 of this report.

       2. Financial Statement Schedules. The following are included in Part IV of this report:

           Schedule IV - Reinsurance page F-27

           Schedule V - Valuation and Qualifying Accounts page F-28

           All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

       3. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 15(c).

(b) A Current Report on Form 8-K was filed during the fourth quarter of 2002 on the following date for the item indicated

           December 3, 2002   Item 5  Other Events - reporting developments on
                                                     a petition before the
                                                     National Labor Relations
                                                     Board.

(c)  Exhibits

           Exhibit No.     Description
           -----------     -----------
           3(i)(A)         Certificate of Amendment of the Restated Certificate
                           of Incorporation of Allstate Life Insurance Company
                           of New York dated November 3, 1995. Incorporated
                           herein by reference to Exhibit 3(i) to Allstate Life
                           Insurance Company of New York's Annual Report on Form
                           10-K for 1998.

           3(i)(B)         Certificate of Amendment of the Restated Charter of
                           Allstate Life Insurance Company of New York dated
                           December 17, 1999. Incorporated herein by reference to Exhibit 3(i)(A) to Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for quarter ended March 31, 2002.

           3(ii)           Amended By-Laws of Allstate Life Insurance Company of
                           New York dated December 16, 1998. Incorporated herein by reference to Exhibit 3(ii) to Allstate Life
                           Insurance Company of New York's Annual Report on Form
                           10-K for 1998.

           10.1 Service Agreement effective as of July 1, 1989 between Allstate Insurance Company and Allstate Life
                           Insurance Company of New York. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance
                           Company of New York's Quarterly Report on Form 10-Q for quarter ended March 31, 2002.

           10.2            Service Agreement between Allstate Life Insurance
                           Company and Allstate Life Insurance Company of New
                           York, effective July 1, 1989. Incorporated herein by reference to Exhibit 10.3 to Allstate Life Insurance
                           Company of New York's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

           10.3            Service and Expense Agreement among Allstate Insurance
                           Company and The Allstate Corporation and Certain
                           Insurance Subsidiaries. Incorporated herein by reference to Exhibit 10.2 to Northbrook Life Insurance
                           Company's Annual Report on Form 10-K for 2001.

           10.4            Administrative Services Agreement between Allstate
                           Life Insurance Company of New York and Allstate
                           Distributors, L.L.C. effective May 1, 2000.
                           Incorporated herein by reference to Exhibit 10.5 to Allstate Life Insurance Company of New York's
                           Quarterly Report on Form 10-Q for quarter ended June
                           30, 2002.

           10.5            Investment Management Agreement and Amendment to
                           Certain Service and Expense Agreements Among Allstate
                           Investments, LLC and Allstate Insurance Company and
                           The Allstate Corporation and Certain Affiliates effective as of January 1, 2002. Incorporated herein by reference to Exhibit 10.3 to Northbrook Life
                           Insurance Company's Annual Report on Form 10-K for
                           2001.

           10.6            Investment Advisory Agreement and Amendment to Service
                           Agreement as of January 1, 2002 between Allstate
                           Insurance Company, Allstate Investments, LLC and
                           Allstate Life Insurance Company of New York.
                           Incorporated herein by reference to Exhibit 10.2 to

                           Allstate Life Insurance Company of New York's
                           Quarterly Report on Form 10-Q for quarter ended March
                           31, 2002.

           10.7 Tax Sharing Agreement dated as of November 12, 1996 among The Allstate Corporation and certain affiliates. Incorporated herein by reference to
                           Exhibit 10.4 to Northbrook Life Insurance Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 2002.

           10.8            Underwriting Agreement between Allstate Life
                           Insurance Company of New York and ALFS, Inc., effective October 1, 1996. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance
                           Company of New York's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

           10.9            Principal Underwriting Agreement between Allstate Life
                           Insurance Company of New York and Allstate
                           Distributors, L.L.C., effective May 1, 2000.
                           Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company of New York's
                           Quarterly Report on Form 10-Q for quarter ended June
                           30, 2002.

           10.10           Business Operations and Service Agreement between
                           Allstate Life Insurance Company of New York and
                           Allstate Life Insurance Company effective October
                           1,1997. Incorporated herein by reference to Exhibit
                           10.4 to Allstate Life Insurance Company of New York's
                           Quarterly Report on Form 10-Q for quarter ended June
                           30, 2002.

           10.11           Reinsurance Agreement between Allstate Life Insurance
                           Company and Allstate Life Insurance Company of New
                           York effective January 1, 1984 as amended by Amendment
                           No. 1 effective September 1, 1984, Amendment No.2 effective January 1, 1987, Amendment No.3 effective
                           October 1, 1988, Amendment No.4 effective January 1,
                           1994 and Amendment No.5 effective December 31, 1995.
                           Incorporated herein by reference to Exhibit 10.6 to Allstate Life Insurance Company of New York's
                           Quarterly Report on Form 10-Q for quarter ended June
                           30, 2002.

           10.12           Agreement and Assumption Reinsurance Agreement between
                           Allstate Life Insurance Company and Allstate Life
                           Insurance Company of New York effective July 1, 1984.
                           Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance Company of New York's
                           Quarterly Report on Form 10-Q for quarter ended June
                           30, 2002.

           10.13           Reinsurance Agreement between Allstate Life Insurance
                           Company and Allstate Life Insurance Company of New
                           York, effective January 1, 1986, as amended by Amendment No.1 effective December 31, 1995 and
                           Amendment No.2 effective December 1, 1995.
                           Incorporated herein by reference to Exhibit 10.8 to Allstate Life Insurance Company of New York's
                           Quarterly Report on Form 10-Q for quarter ended June
                           30, 2002.

           10.14           Reinsurance Agreement between Allstate Life Insurance
                           Company and Allstate Life Insurance Company of New
                           York, effective January 1, 1991, as amended by Amendment No.1 effective December 31, 1995.
                           Incorporated herein by reference to Exhibit 10.9 to Allstate Life Insurance Company of New York's
                           Quarterly Report on Form 10-Q for quarter ended June
                           30, 2002.

           23              Independent Auditors' Consent

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Allstate Life Insurance Company of New York
                                  (Registrant)


March 24, 2003                       /s/ Samuel H. Pilch
                                      -------------------
                                  By:  Samuel H. Pilch
                                  (chief accounting officer and duly authorized officer of the registrant)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                     DATE
---------                                -----                                     ----
/s/ Casey J. Sylla                       Chairman of the Board,                    March 24, 2003
------------------                       President and a Director
Casey J. Sylla                           (Principal Executive Officer)

/s/ Steven E. Shebik                     Vice President, Chief Financial           March 24, 2003
--------------------                     Officer and a Director
Steven E. Shebik                         (Principal Financial Officer)

/s/ Marcia D. Alazraki                   Director                                  March 19, 2003
----------------------
Marcia D. Alazraki

/s/ Margaret G. Dyer                     Director                                  March 19, 2003
--------------------
Margaret G. Dyer

/s/ Marla G. Friedman                    Director                                  March 19, 2003
---------------------
Marla G. Friedman

/s/ Vincent A. Fusco                     Director                                  March 19, 2003
--------------------
Vincent A. Fusco

/s/ Cleveland Johnson, Jr.               Director                                  March 19, 2003
--------------------------
Cleveland Johnson, Jr.

/s/ John C. Lounds                       Director                                  March 19, 2003
------------------
John C. Lounds

/s/ J. Kevin McCarthy                    Director                                  March 19, 2003
---------------------
J. Kevin McCarthy

/s/ Kenneth R. O'Brien                   Director                                  March 19, 2003
----------------------
Kenneth R. O'Brien

/s/ John R. Raben, Jr.                   Director                                  March 19, 2003
----------------------
John R. Raben, Jr.

/s/ Phyllis Hill Slater                  Director                                  March 19, 2003
-----------------------
Phyllis Hill Slater

/s/ Michael J. Velotta                   Director                                  March 19, 2003
----------------------
Michael J. Velotta

/s/ Patricia W. Wilson                   Director                                  March 19, 2003
----------------------
Patricia W. Wilson

                                 CERTIFICATIONS

I, Casey J. Sylla, certify that:

1. I have reviewed this annual report on Form 10-K of Allstate Life Insurance Company of New York;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                                       /s/  Casey J. Sylla
                                                       -------------------

                                                       Chairman of the Board and
                                                       President

I, Steven E. Shebik, certify that:

1. I have reviewed this annual report on Form 10-K of Allstate Life Insurance Company of New York;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                                                         /s/ Steven E. Shebik
                                                         --------------------

                                                         Vice President and
                                                         Chief Financial Officer

                                 CERTIFICATIONS
                 PURSUANT TO 18 UNITED STATES CODE SECTION 1350

     Each of the undersigned hereby certifies that to his knowledge the annual report on Form 10-K for the fiscal year ended December 31, 2002 of Allstate Life Insurance Company of New York (the "Company") filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company. This certification accompanies this annual report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by Allstate Life Insurance Company of New York for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Date:  March 24, 2003

                                      /s/  Casey J. Sylla
                                      -------------------
                                      Casey J. Sylla
                                      Chairman of the Board and President

                                      /s/  Steven E. Shebik
                                      ---------------------
                                      Steven E. Shebik
                                      Vice President and Chief Financial Officer

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
 PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS
           WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     All of the outstanding common stock of the Company is owned by ALIC. The Company has not provided any of the following items to security holders:

         (1) annual reports to security holders covering the registrant's last fiscal year; or
         (2) proxy statements, forms of proxy or other proxy soliciting materials.

                              FINANCIAL STATEMENTS

                                      INDEX

Financial Statements                                                                                Page
--------------------                                                                                ----
   Independent Auditors' Report                                                                      F-1

   Statements of Operations and Comprehensive Income for the Years Ended
     December 31, 2002, 2001 and 2000                                                                F-2

   Statements of Financial Position as of December 31, 2002 and 2001                                 F-3

   Statements of Shareholder's Equity for the Years Ended December 31, 2002, 2001 and
     2000                                                                                            F-4

   Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                     F-5

   Notes to Financial Statements                                                                     F-6

   Schedule IV - Reinsurance for the Years Ended December 31, 2002, 2001 and 2000                   F-27

   Schedule V - Valuation and Qualifying Accounts as of December 31, 2002, 2001 and
     2000                                                                                           F-28

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK:

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2002 and 2001, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2002. Our audits also included Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 5, 2003

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------------------

(IN THOUSANDS)                                                                          2002            2001            2000
                                                                                    ------------    ------------    ------------
REVENUES
Premiums (net of reinsurance ceded of $8,269, $5,494, $5,491)                       $     90,869    $    104,068    $    104,316
Contract charges                                                                          50,082          41,241          41,885
Net investment income                                                                    232,967         204,467         176,539
Realized capital gains and losses                                                        (10,172)          2,158          (5,181)
                                                                                    ------------    ------------    ------------
                                                                                         363,746         351,934         317,559
                                                                                    ------------    ------------    ------------
COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries of $2,987, $2,269, $715)                178,163         185,449         178,960
Interest credited to contractholder funds                                                 87,555          73,956          54,339
Amortization of deferred policy acquisition costs                                         23,535           7,187          13,744
Operating costs and expenses                                                              37,339          31,266          23,985
                                                                                    ------------    ------------    ------------
                                                                                         326,592         297,858         271,028
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                                         37,154          54,076          46,531
Income tax expense                                                                        12,975          18,517          15,616
                                                                                    ------------    ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         24,179          35,559          30,915
                                                                                    ------------    ------------    ------------
Cumulative effect of change in accounting for derivative financial
  instruments, after-tax                                                                       -            (147)              -
                                                                                    ------------    ------------    ------------
NET INCOME                                                                                24,179          35,412          30,915
                                                                                    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME, AFTER TAX
Change in unrealized net capital gains and losses                                         50,660             753          88,008
                                                                                    ------------    ------------    ------------
COMPREHENSIVE INCOME                                                                $     74,839    $     36,165    $    118,923
                                                                                    ============    ============    ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                    DECEMBER 31,
                                                                                           ------------------------------

(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                          2002             2001
                                                                                           -------------    -------------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $3,283,274 and $2,678,265)       $   3,736,416    $   2,894,461
   Mortgage loans                                                                                323,142          242,727
   Short-term                                                                                    104,200           57,507
   Policy loans                                                                                   33,758           33,160
                                                                                           -------------    -------------
      Total investments                                                                        4,197,516        3,227,855

Cash                                                                                              21,686            7,375
Deferred policy acquisition costs                                                                166,925          156,615
Accrued investment income                                                                         42,197           33,601
Reinsurance recoverables                                                                           2,146            2,327
Current income taxes receivable                                                                      914                -
Other assets                                                                                      10,244           13,800
Separate Accounts                                                                                537,204          602,657
                                                                                           -------------    -------------
        TOTAL ASSETS                                                                       $   4,978,832    $   4,044,230
                                                                                           =============    =============

LIABILITIES
Reserve for life-contingent contract benefits                                              $   1,556,627    $   1,307,289
Contractholder funds                                                                           2,051,429        1,438,640
Current income taxes payable                                                                           -            6,049
Deferred income taxes                                                                             94,771           64,612
Other liabilities and accrued expenses                                                           188,371          164,399
Payable to affiliates, net                                                                         5,471              427
Reinsurance payable to parent                                                                      1,144            1,181
Separate Accounts                                                                                537,204          602,657
                                                                                           -------------    -------------
        TOTAL LIABILITIES                                                                      4,435,017        3,585,254
                                                                                           -------------    -------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 9)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100,000 shares authorized and outstanding                             2,500            2,500
Additional capital paid-in                                                                        55,787           45,787
Retained income                                                                                  315,873          291,694
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                       169,655          118,995
                                                                                           -------------    -------------
        Total accumulated other comprehensive income                                             169,655          118,995
                                                                                           -------------    -------------
        TOTAL SHAREHOLDER'S EQUITY                                                               543,815          458,976
                                                                                           -------------    -------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                         $   4,978,832    $   4,044,230
                                                                                           =============    =============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                       DECEMBER 31,
                                                                      ----------------------------------------------
(IN THOUSANDS)                                                            2002            2001             2000
                                                                      -------------   -------------    -------------
COMMON STOCK                                                          $       2,500   $       2,500    $       2,500
                                                                      -------------   -------------    -------------

ADDITIONAL CAPITAL PAID IN
Balance, beginning of year                                                   45,787          45,787           45,787
Capital contribution                                                         10,000               -                -
                                                                      -------------   -------------    -------------
Balance, end of year                                                         55,787          45,787           45,787
                                                                      -------------   -------------    -------------

RETAINED INCOME
Balance, beginning of year                                                  291,694         256,282          225,367
Net income                                                                   24,179          35,412           30,915
                                                                      -------------   -------------    -------------
Balance, end of year                                                        315,873         291,694          256,282
                                                                      -------------   -------------    -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                                  118,995         118,242           30,234
Change in unrealized net capital gains and losses                            50,660             753           88,008
                                                                      -------------   -------------    -------------
Balance, end of year                                                        169,655         118,995          118,242
                                                                      -------------   -------------    -------------

TOTAL SHAREHOLDER'S EQUITY                                            $     543,815   $     458,976    $     422,811
                                                                      =============   =============    =============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------------

(IN THOUSANDS)                                                                             2002            2001          2000
                                                                                      --------------   -----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $       24,179   $    35,412  $       30,915
Adjustments to reconcile net income to net cash provided by operating activities
     Amortization and other non-cash items                                                   (48,233)      (50,375)        (45,051)
     Realized capital gains and losses                                                        10,172        (2,158)          5,181
     Cumulative effect of change in accounting for derivative financial instruments                -           147               -
     Interest credited to contractholder funds                                                87,555        73,956          54,339
     Changes in:
         Life-contingent contract benefits and contractholder funds                           48,192        67,917          73,191
         Deferred policy acquisition costs                                                   (33,316)      (44,007)        (25,303)
         Income taxes                                                                         (4,083)        5,429           4,305
         Other operating assets and liabilities                                                4,352       (14,095)        (11,916)
                                                                                      --------------   -----------  --------------
             Net cash provided by operating activities                                        88,818        72,226          85,661
                                                                                      --------------   -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                               242,113       231,977         164,125
Investment collections
     Fixed income securities                                                                 215,774        94,121          42,449
     Mortgage loans                                                                           17,012        15,460          15,681
Investments purchases
     Fixed income securities                                                              (1,039,671)     (650,545)       (516,908)
     Mortgage loans                                                                          (97,076)      (50,200)        (55,914)
Change in short-term investments, net                                                        (13,972)       10,361          16,139
Change in other investments, net                                                               1,526             -               -
Change in policy loans, net                                                                     (598)       (1,388)           (663)
                                                                                      --------------   -----------  --------------
             Net cash used in investing activities                                          (674,892)     (350,214)       (335,091)
                                                                                      --------------   -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                          10,000             -               -
Contractholder fund deposits                                                                 760,116       474,849         408,711
Contractholder fund withdrawals                                                             (169,731)     (191,648)       (158,254)
                                                                                      --------------   -----------  --------------
             Net cash provided by financing activities                                       600,385       283,201         250,457
                                                                                      --------------   -----------  --------------

NET INCREASE IN CASH                                                                          14,311         5,213           1,027
CASH AT BEGINNING OF YEAR                                                                      7,375         2,162           1,135
                                                                                      --------------   -----------  --------------
CASH AT END OF YEAR                                                                   $       21,686   $     7,375  $        2,162
                                                                                      ==============   ===========  ==============

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

     To conform to the 2002 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

     Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $5.4 million for 2002. Non-cash transactions of $256 thousand have been excluded from investment purchases and sales for 2001 on the Statements of Cash Flows to conform to current period presentation. There were no exchanges or modifications in 2001 or 2000 and no non-cash transactions in 2000.

NATURE OF OPERATIONS
     The Company markets a diversified group of products to meet customers' lifetime needs in the areas of financial protection and retirement solutions in the state of New York through exclusive Allstate agencies, financial services firms, direct marketing and specialized brokers. The Company's products include term life insurance; whole life and universal life insurance; annuities such as fixed annuities, market value adjusted annuities and treasury-linked annuities; variable annuities; immediate annuities; and other protection products such as accidental death and hospital indemnity. Although the Company currently benefits from agreements with financial service entities that market and distribute its products, change in control of these non-affiliated entities with which the Company has distribution agreements could negatively impact the Company's sales.

     The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. From time to time, Congress has considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the federal income tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to deferred and immediate annuities, and life insurance, including interest-sensitive life insurance. Recent proposals to eliminate the double taxation of dividends and to permit the establishment of tax-free lifetime savings and retirement savings accounts could substantially reduce the tax-advantaged nature of many insurance products. If such proposals were to be adopted, they could have a material adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS
     Fixed income securities include bonds and asset-backed and mortgage-backed securities. All fixed income securities are carried at fair value and are classified as available for sale. The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values are reported as a component of Other comprehensive income net of deferred taxes, certain life and annuity deferred policy acquisition costs and certain reserves for life-contingent benefits and are reclassified to Net income only when supported by the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary. Cash received from calls, principal payments and make-whole payments is reflected as a component of Proceeds from sales, and cash received from maturities and pay-downs is reflected as a component of Investment collections on the Statements of Cash Flows.

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

     Short-term investments are carried at cost or amortized cost that approximates fair value, and generally include the reinvestment of collateral received in connection with certain securities lending activities. For securities lending transactions, the Company records an offsetting liability in Other liabilities and accrued expenses for the Company's obligation to repay the collateral. Other investments, which consist primarily of policy loans, are carried at the unpaid principal balances.

     Investment income consists of interest that is recognized on an accrual basis. Interest income on mortgage-backed and asset-backed securities is determined on the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses are determined on a specific identification basis. They include gains and losses on security dispositions, write-downs in value due to other than temporary declines in fair value, and changes in the value of certain derivative instruments.

     The Company writes down to fair value any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost for fixed income securities; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

DERIVATIVE FINANCIAL INSTRUMENTS
     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of January 1, 2001. The impact of SFAS No. 133 and SFAS No. 138 (the "statements") to the Company was a loss of $147 thousand, after-tax, and is reflected as a cumulative effect of change in accounting principle on the Statements of Operations and Comprehensive Income.

     The statements require that all derivatives be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through Net income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through Net income or recognized in Accumulated other comprehensive income until the hedged item is recognized in Net income.

     The Company manages interest rate risk by holding financial futures contracts that are derivative financial instruments and by a re-investment related risk transfer reinsurance agreement with ALIC that meets the accounting definition of a derivative (See Note 3). Derivatives are accounted for on a fair value basis, and reported as Other assets or Other liabilities and accrued expenses, as appropriate. Beginning in January 2001, hedge accounting is not applied to the strategies which utilize the financial futures contracts for interest rate risk management purposes. Therefore, the gains and losses pertaining to the change in the fair value of the financial futures contracts and the re-investment risk related transfer reinsurance agreement are recognized in Realized capital gains and losses during the period on a current basis.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

SECURITIES LOANED
     Securities loaned are treated as financing arrangements and are recorded in Short-term investments, Fixed income securities and Other liabilities and accrued expenses at the amount of cash received. The Company obtains collateral in an amount equal to 102% of the fair value of securities. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company's securities loaned are with large brokerage firms.

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

     Interest-sensitive life insurance contracts, such as universal life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as Contractholder funds deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and surrender charges. These revenues are recognized when levied against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, market value adjusted annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as Contractholder funds. Contract charges for investment contracts consist of charges assessed against the contractholder account balance for contract administration and surrender charges. These revenues are recognized when levied against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for fixed rate annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed rates.

     Variable annuity contracts are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. Contract charges for these contracts consist of fees assessed against the Separate Accounts account values for contract maintenance, administration, mortality, expense and surrenders. Contract benefits incurred include guaranteed minimum death benefits paid on variable annuity contracts.

DEFERRED POLICY ACQUISITION COSTS
     The Company establishes a deferred asset for certain costs that vary with and are primarily related to acquiring business. These costs, principally agents' and brokers' remuneration, certain underwriting costs and direct mail solicitation expenses, are deferred and recorded as Deferred policy acquisition costs ("DAC"). All other acquisition expenses are charged to operations as incurred and included in Operating costs and expenses on the Statements of Operations and Comprehensive Income. DAC is periodically reviewed as to recoverability and written down when necessary.

     For traditional life insurance and other premium paying contracts, such as immediate annuities with life contingencies and limited payment contracts, these costs are amortized over the premium paying period of the related policies in proportion to the estimated revenue on such business. Assumptions relating to estimated

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

revenue, as well as to all other aspects of the DAC and reserve calculations, are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business inforce, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the contracts.

     For internal exchanges of traditional life insurance and immediate annuities with life contingencies, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life insurance, variable annuities and investment contracts, DAC is amortized in relation to the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years, however an assumed surrender rate is also used which results in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of the following components: margins from mortality, including guaranteed minimum death and income benefits, investment margin, including realized capital gains and losses, and contract administration, surrender and other contract charges less maintenance expenses. The estimation of EGP requires judgment, including the forecasting of highly uncertain events such as the level of surrenders at the end of a surrender charge period and, in some cases, future equity market performance. In estimating the impact of highly uncertain events, the Company considers historical experience as well as current trends.

     In particular, a significant degree of judgment is involved with estimating future levels of EGP for the Company's variable annuity contracts as future fee income and guaranteed minimum death benefits ("GMDBs") are highly sensitive to equity market performance. The Company's variable annuity DAC amortization methodology includes a long-term market return assumption for account values of approximately 9.25%, or 8.0% after average mortality and expense fees of 1.25%. When market returns vary from the 8.0% long-term expectation or mean, the Company assumes a reversion to the mean over a seven-year period, which includes two prior years and five future years. The assumed returns over this period are limited to a range between 0% to 13.25% after mortality and expense fees. The costs associated with GMDBs are included in EGP. Generally, less DAC is amortized during periods in which the GMDBs are higher than projected. However, if projected GMDBs cause DAC to be not fully recoverable, DAC will be written down to an amount deemed recoverable.

     Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC. All such adjustments are reflected in the current results of operations.

     The Company currently performs quarterly reviews of DAC recoverability for interest-sensitive life insurance, variable annuities and investment contracts in the aggregate using current assumptions. Future volatility in the equity markets of similar or greater magnitude may result in disproportionate changes in the amortization of DAC. If a change in the amount of EGP is significant, it could result in the unamortized DAC not being recoverable, resulting in a charge which is reflected as a component of Amortization of deferred policy acquisitions costs on the Statements of Operations and Comprehensive Income.

REINSURANCE RECOVERABLES
     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from other insurers (See Note 8). The amounts reported in the Statements of Financial Position include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Prepaid reinsurance premiums are deferred and reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written and therefore reinsurers and amounts recoverable are regularly evaluated by the Company and allowances for uncollectible reinsurance are established as appropriate.

     The Company has a reinsurance treaty through which it cedes primarily re-investment related risk on its structured settlement annuities to ALIC. The terms of this treaty meet the accounting definition of a derivative under SFAS No. 133. Accordingly, the treaty is recorded in the Statement of Financial Position at fair value, and

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

changes in the fair value of the treaty are recognized in Realized capital gains and losses. Premiums paid to ALIC are included in Operating costs and expenses (See Note 3).

INCOME TAXES
     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on certain investments, insurance reserves and deferred policy acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

SEPARATE ACCOUNTS
     The assets and liabilities related to variable annuity contracts are legally segregated and recorded as assets and liabilities of the Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense risk charges reflected as Contract charges. Deposits to the Separate Accounts are not included in the Statements of Cash Flows.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity contractholders bear the investment risk that the underlying mutual funds of the Separate Accounts may not meet their stated investment objectives.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
   The Reserve for life-contingent contract benefits, which relates to traditional life insurance and immediate annuities with life contingencies, are computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Mortality, morbidity and termination assumptions are based on Company and industry experience prevailing at the time of issue, and expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium paying period. Future investment yield assumptions are determined at the time of issue based upon prevailing investment yields as well as forecasted reinvestment yields. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserve is recorded as a reduction in Unrealized net capital gains and losses included in Accumulated other comprehensive income.

CONTRACTHOLDER FUNDS
     Contractholder funds arise from the issuance of interest-sensitive life insurance policies and investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds are outlined in Note 6.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
     Commitments to extend mortgage loans have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Statements of Financial Position. The contractual amounts and fair values of these instruments are outlined in Note 5.

USE OF ESTIMATES
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

PENDING ACCOUNTING STANDARDS

     On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The finalized SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Statements of Operations and Comprehensive Income depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Statements of Financial Position.

     The FASB has exposed guidance that addresses the accounting for certain modified coinsurance agreements. The guidance has been exposed as FASB Interpretation of Statement 133 Implementation Issue No. B36, "Embedded
Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument." The proposed guidance requires recognizing an embedded derivative in certain reinsurance agreements when certain conditions are met. The initial impact of adopting the proposed guidance would be recorded as a cumulative adjustment to Net income in the first fiscal quarter beginning after June 15, 2003. The Company has no reinsurance arrangements that would be subject to the proposed guidance. Accordingly, the potential impact of recognizing embedded derivatives pursuant to the requirements of the proposed guidance is expected to be immaterial to both the Company's Statements of Financial Position and Statements of Operations and Comprehensive Income.

3.   RELATED PARTY TRANSACTIONS

REINSURANCE
     The Company has reinsurance agreements with ALIC in order to limit aggregate and single exposure on large risks and to reduce re-investment related risk on its structured settlement annuity business. A portion of the Company's premiums and policy benefits are ceded to ALIC and reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position. The Company continues to have primary liability as the direct insurer for risks reinsured (See Note 8). Additionally, the Company entered into a reinsurance treaty through which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC. Under the terms of the treaty, the Company pays a premium to ALIC that varies with the aggregate structured settlement annuity reserve balance, which was $1.75 billion at December 31, 2002. In return, ALIC guarantees that the yield on the portion of the Company's investment portfolio that supports structured settlement annuity liabilities will not fall below contractually determined rates. During 2002, the Company ceded premium to ALIC of $2.4 million related to structured settlement annuities that is included in Operating costs and expenses.

STRUCTURED SETTLEMENT ANNUITIES
     The Company issued $23.8 million, $23.7 million and $16.2 million of structured settlement annuities, a type of immediate annuity, in 2002, 2001 and 2000, respectively, at prices based upon interest rates in effect at the time of issuance, to fund structured settlement annuities in matters involving AIC. Of these amounts, $7.5 million, $4.9 million and $4.5 million relate to structured settlement annuities with life contingencies and are included in premium income in 2002, 2001 and 2000, respectively. Additionally, the reserve for life-contingent contract benefits was increased by approximately 94% of such premium received in each of these years. In most cases, these annuities were issued to Allstate Settlement Corporation ("ASC") for cases issued prior to July 1, 2001 and to Allstate Assignment Company ("AAC") for cases issued after July 1, 2001. Both are subsidiaries of ALIC, which, under a "qualified assignment", assumed AIC's obligation to make the future payments to annuitants.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

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

     Reserves recorded by the Company for annuities covered by the surety bonds were $1.43 billion and $1.40 billion at December 31, 2002 and 2001, respectively.

BUSINESS OPERATIONS
     The Company utilizes services performed by its affiliates, AIC, ALIC and Allstate Investments LLC as well as business facilities owned or leased, and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company were $34.9 million, $26.6 million and $15.6 million in 2002, 2001 and 2000, respectively. A portion of these expenses relate to the acquisition of business and are deferred and amortized over the contract period.

DEBT
     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. No amounts were outstanding for the Company under the intercompany loan agreement at December 31, 2002 and 2001, respectively.

BROKER/DEALER AGREEMENT
     Beginning May 1, 2000, the Company receives underwriting and distribution services from Allstate Distributors, L.L.C. ("ADLLC"), a broker-dealer company owned by ALIC, for certain variable annuity contracts sold pursuant to a joint venture agreement between the Company and a third party which was dissolved in 2002. The Company incurred $4.2 million, $10.5 million and $10.9 million of commission expenses and other distribution expenses payable to ADLLC during 2002, 2001 and 2000, respectively. Other distribution expenses include administrative, legal, financial management and sales support that the Company provides to ADLLC, for which the Company earned administration fees of $83 thousand and $127 thousand for the years ended December 31, 2002 and 2001, respectively. The Company did not earn administration fees in 2000. Other distribution expenses also include marketing expenses for subsidized interest rates associated with the Company's dollar cost averaging program offered on variable annuities, for which ADLLC reimbursed the Company $60 thousand, $855 thousand and $549 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.

INCOME TAXES
     The Company is a party to a federal income tax allocation agreement with the Corporation (See note 10).

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

(IN THOUSANDS)                                                           GROSS UNREALIZED
                                                   AMORTIZED      --------------------------------        FAIR
                                                     COST             GAINS             LOSSES            VALUE
                                                 -------------    --------------    --------------    --------------
AT DECEMBER 31, 2002
U.S. government and agencies                     $     431,768    $      176,323    $            -    $      608,091
Municipal                                              119,041             7,135               (20)          126,156
Corporate                                            1,894,805           208,475           (25,384)        2,077,896
Foreign government                                     187,833            54,381                 -           242,214
Mortgage-backed securities                             594,087            30,185            (1,010)          623,262
Asset-backed securities                                 55,740             3,058                (1)           58,797
                                                 -------------    --------------    --------------    --------------
     Total fixed income securities               $   3,283,274    $      479,557    $      (26,415)   $    3,736,416
                                                 =============    ==============    ==============    ==============

AT DECEMBER 31, 2001
U.S. government and agencies                     $     419,492    $       96,208    $         (517)   $      515,183
Municipal                                              150,543             3,695               (47)          154,191
Corporate                                            1,467,636            96,973           (18,492)        1,546,117
Foreign government                                     160,115            21,710               (16)          181,809
Mortgage-backed securities                             425,635            16,737              (228)          442,144
Asset-backed securities                                 54,844             1,081              (908)           55,017
                                                 -------------    --------------    --------------    --------------
     Total fixed income securities               $   2,678,265    $      236,404    $      (20,208)   $    2,894,461
                                                 =============    ==============    ==============    ==============

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2002:

                                                                    AMORTIZED             FAIR
(IN THOUSANDS)                                                        COST                VALUE
                                                                 ----------------    ----------------
Due in one year or less                                          $         27,257    $         27,695
Due after one year through five years                                     360,767             385,498
Due after five years through ten years                                    804,754             873,129
Due after ten years                                                     1,440,669           1,768,035
                                                                 ----------------    ----------------
                                                                        2,633,447           3,054,357
Mortgage- and asset-backed securities                                     649,827             682,059
                                                                 ----------------    ----------------
  Total                                                          $      3,283,274    $      3,736,416
                                                                 ================    ================

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment, mortgage- and asset-backed securities have not been reflected based on their contractual maturities.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

NET INVESTMENT INCOME

(IN THOUSANDS)                                                                  YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                        2002             2001             2000
                                                                    --------------   --------------   --------------
Fixed income securities                                             $      214,920   $      189,793   $      160,919
Mortgage loans                                                              20,336           16,677           14,899
Other                                                                        4,501            6,762            5,829
                                                                    --------------   --------------   --------------
    Investment income, before expense                                      239,757          213,232          181,647
    Investment expense                                                       6,790            8,765            5,108
                                                                    --------------   --------------   --------------
    Net investment income                                           $      232,967   $      204,467 $        176,539
                                                                    ==============   ==============   ==============

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type, for the year ended December 31, are as follows:

(IN THOUSANDS)                                                                  YEAR ENDED DECEMBER 31,
                                                                         2002             2001              2000
                                                                    -------------     ------------     -------------
Fixed income securities                                             $     (11,886)    $      1,514     $      (5,820)
Mortgage loans                                                                419              166               697
Other                                                                       1,295              478               (58)
                                                                    -------------     ------------     -------------
   Realized capital gains and losses                                      (10,172)           2,158            (5,181)
   Income taxes                                                             3,677             (764)            1,866
                                                                    -------------     ------------     -------------
   Realized capital gains and losses, after-tax                     $      (6,495)    $      1,394     $      (3,315)
                                                                    =============     ============     =============

     Realized capital gains and losses by transaction type, for the year ended December 31, are as follows:

(IN THOUSANDS)                                                                  YEAR ENDED DECEMBER 31,
                                                                        2002             2001              2000
                                                                    -------------     ------------     -------------
Investment write-downs                                              $     (15,760)    $     (1,371)    $      (3,789)
Sales
     Fixed income securities                                                3,874            2,885            (2,031)
     Other                                                                  1,499              478               (58)
                                                                    -------------     ------------     -------------
     Total sales                                                            5,373            3,363            (2,089)

Valuation of derivative instruments                                          (204)              -                -
Realized capital gains and losses on other securities                         419              166               697
                                                                    -------------     ------------     -------------
     Realized capital gains and losses                                    (10,172)           2,158            (5,181)
     Income taxes                                                           3,677             (764)            1,866
                                                                    -------------     ------------     -------------
     Realized capital gains and losses, after-tax                   $      (6,495)    $      1,394     $      (3,315)
                                                                    =============     ============     =============

     Excluding calls and prepayments, gross gains of $11.7 million, $7.4 million and $3.0 million and gross losses of $7.8 million, $4.5 million and $5.0 million were realized on sales of fixed income securities during 2002, 2001 and 2000, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in shareholder's equity at December 31, 2002 are as follows:

(IN THOUSANDS)                                                               GROSS UNREALIZED
                                                            FAIR       -----------------------------    UNREALIZED
                                                            VALUE         GAINS           LOSSES         NET GAINS
                                                         ------------  -------------    ------------  --------------
Fixed income securities                                  $  3,736,416  $     479,557    $    (26,415) $      453,142
                                                         ============  =============    ============
Deferred income taxes, deferred policy acquisition
   costs and other                                                                                          (283,487)
                                                                                                      --------------
Unrealized net capital gains and losses                                                               $      169,655
                                                                                                      ==============

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

(IN THOUSANDS)                                                                         YEAR ENDED DECEMBER 31,
                                                                          --------------------------------------------------
                                                                               2002              2001              2000
                                                                          --------------    --------------    --------------
Fixed income securities                                                   $      236,946    $          151    $      161,716
Deferred income taxes, deferred policy acquisition costs and other              (186,286)              602           (73,708)
                                                                          --------------    --------------    --------------
   Increase in unrealized net capital gains and losses                    $       50,660    $          753    $       88,008
                                                                          ==============    ==============    ==============

INVESTMENT LOSS PROVISIONS AND VALUATION ALLOWANCES
     Pretax provisions for investment losses, principally relating to write-downs on fixed income securities, were $15.8 million, $1.3 million and $3.1 million in 2002, 2001 and 2000, respectively.

MORTGAGE LOAN IMPAIRMENT
     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company had no impaired loans at December 31, 2002 or 2001.

     There were no valuation allowance balances at December 31, 2002 or 2001. The valuation allowance for mortgage loans at December 31, 2000 was $119 thousand. Net reductions to the mortgage loan valuation allowances were $119 thousand and $481 thousand for the years ended December 31, 2001 and 2000, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION
     The Company maintains a diversified portfolio of municipal bonds that represents 3.4% of the Company's fixed income security portfolio. Except for the following states, holdings in no other state exceeded 5.0% of the portfolio at December 31:

(% of municipal bond portfolio carrying value)                   2002          2001
                                                               --------     ---------
     California                                                   21.0%         15.0%
     Texas                                                        20.3             -
     Pennsylvania                                                 11.7          12.8
     Ohio                                                         10.0           7.2
     Delaware                                                      8.9             -
     Illinois                                                        -          10.8
     Missouri                                                        -           8.6
     Florida                                                         -           8.2
     Alaska                                                          -           6.5
     Mississippi                                                     -           6.4
     Utah                                                            -           5.2

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The states with the largest portion of the commercial mortgage loan portfolio are listed below. Except for the following, holdings in no other state exceeded 5.0% of the portfolio at December 31:

(% of commercial mortgage portfolio carrying value)              2002          2001
                                                               --------     ---------
     California                                                   20.8%         24.9%
     New York                                                     18.3          22.1
     Illinois                                                     17.7          14.3
     New Jersey                                                   14.4          17.8
     Pennsylvania                                                 12.5          13.4

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)              2002          2001
                                                               --------     ---------
     Office buildings                                              23.3%         26.9%
     Retail                                                        28.2          25.5
     Warehouse                                                     17.7          19.5
     Apartment complex                                             19.8          18.4
     Industrial                                                     2.9           3.9
     Other                                                          8.1           5.8
                                                               --------     ---------
                                                                  100.0%        100.0%
                                                               ========     =========

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2002, are as follows:

                                NUMBER OF LOANS         CARRYING VALUE       PERCENT
                             ---------------------   --------------------   ----------
                                                       (IN THOUSANDS)
           2003                       -              $                  -            -%
           2004                       1                               911          0.3
           2005                       2                             6,238          1.9
           2006                       5                            29,615          9.2
           2007                       5                            15,320          4.7
           Thereafter                 65                          271,058         83.9
                             ---------------------   --------------------   ----------
                  Total               78             $            323,142        100.0%
                             =====================   ====================   ==========

     In 2002, $763 thousand of commercial mortgage loans were contractually due and paid.

SECURITIES LENDING
     The Company participates in securities lending programs, primarily as an investment yield enhancement, with third parties, such as large brokerage firms. At December 31, 2002 and 2001, fixed income securities with a carrying value of $160.0 million and $140.3 million, respectively, have been loaned under these lending agreements. In return, the Company receives cash that is subsequently invested and included in Short-term investments and Fixed income securities with an offsetting liability recorded in Other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $370 thousand, $572 thousand and $109 thousand, for the years ending December 31, 2002, 2001 and 2000, respectively.

SECURITIES ON DEPOSIT
     At December 31, 2002, fixed income securities with a carrying value of $2.3 million were on deposit with regulatory authorities as required by law.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

5.   FINANCIAL INSTRUMENTS
     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including Deferred policy acquisition costs and Reinsurance recoverables) and liabilities (including Reserve for life-contingent contract benefits and Deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as Accrued investment income and Cash are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS
     The carrying value and fair value of financial assets at December 31, are as follows:

(IN THOUSANDS)                                                 2002                               2001
                                                  -------------------------------     ------------------------------
                                                     CARRYING           FAIR            CARRYING           FAIR
                                                      VALUE             VALUE             VALUE            VALUE
                                                  -------------     -------------     -------------    -------------
Fixed income securities                           $   3,736,416     $   3,736,416     $   2,894,461    $   2,894,461
Mortgage loans                                          323,142           355,578           242,727          247,670
Short-term investments                                  104,200           104,200            57,507           57,507
Policy loans                                             33,758            33,758            33,160           33,160
Separate Accounts                                       537,204           537,204           602,657          602,657

     The fair value of publicly traded fixed income securities is based on independent market quotations or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models which utilized internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate Accounts assets are carried in the Statements of Financial Position at fair value based on independent market quotations.

FINANCIAL LIABILITIES
     The carrying value and fair value of financial liabilities at December 31, are as follows:

(IN THOUSANDS)                                                   2002                              2001
                                                     ------------------------------    -----------------------------
                                                       CARRYING           FAIR          CARRYING           FAIR
                                                        VALUE             VALUE           VALUE            VALUE
                                                     -------------     ------------    ------------     ------------
Contractholder funds on investment contracts         $   1,778,022     $  2,026,492    $  1,173,357     $  1,155,665
Separate Accounts                                          537,204          537,204         602,657          602,657

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts and certain other contractholder liabilities are not considered to be financial instruments subject to fair value disclosure. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges and immediate annuities without life contingencies are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Separate Accounts liabilities are carried in the Statements of Financial Position at the fair value of the underlying assets.

DERIVATIVE FINANCIAL INSTRUMENTS
     The Company utilizes financial futures contracts to reduce its exposure to market risk, specifically interest rate risk, in conjunction with asset/liability management. The Company does not hold or issue these instruments

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

for trading purposes. Financial futures are commitments to either purchase or sell designated financial instruments at a future date for a specified price or yield. They may be settled in cash or through delivery. As part of its asset/liability management, the Company generally utilizes futures to manage its market risk related to forecasted investment purchases and sales.

     Futures contracts have limited off-balance-sheet credit risk as they are executed on organized exchanges and require security deposits, as well as the daily cash settlement of margins. The Company pledged securities with a fair value of $176 thousand as collateral at December 31, 2002.

     The fair value of the re-investment related risk transfer reinsurance agreement is based on valuation models which utilize independent third party data as inputs.

     The following table summarizes the notional amount, credit exposure, fair value and carrying value of the Company's derivative financial instruments:

                                                                                            CARRYING
                                         NOTIONAL         CREDIT           FAIR               VALUE
(IN THOUSANDS)                            AMOUNT         EXPOSURE          VALUE          (LIABILITIES)
                                       ------------    ------------     -----------       -------------
AT DECEMBER 31, 2002
Financial futures contracts            $      6,000    $          -     $       (26)      $         (26)
Structured settlement annuity
 reinsurance agreement                            -               -            (209)               (209)

     At December 31, 2001, the Company did not hold any derivative financial instruments.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     A summary of the contractual amounts and fair values of off-balance-sheet financial instruments at December 31, 2002 is presented below. There were no off-balance-sheet financial instruments at December 31, 2001.

                                                                     CONTRACTUAL
                                                                        AMOUNT             FAIR VALUE
                                                                  -------------------   -----------------
(IN THOUSANDS)
Commitments to purchase private placement securities              $             2,500   $               -
Commitments to extend mortgage loans                                           11,500                 115

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     The contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

     Private placement commitments represent conditional commitments to purchase private placement debt at a specified future date. The Company regularly enters into these agreements in the normal course of business. The fair value of these commitments generally cannot be estimated on the date the commitment is made, as the terms and conditions of the underlying private placement securities are not yet final.

     Commitments to extend mortgage loans are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters these agreements to commit to future loan fundings at predetermined interest rates. Commitments generally have fixed expiration dates or other termination clauses. Commitments to extend mortgage loans, which are secured by the underlying properties, are valued based on estimates of fees charged by other institutions to make similar commitments to similar borrowers.

6.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the Reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                                          2002             2001
                                                                    -------------    -------------
Immediate annuities:
   Structured settlement annuities                                  $   1,471,278    $   1,224,391
   Other immediate annuities                                                5,334            5,079
Traditional life                                                           77,504           75,082
Other                                                                       2,511            2,737
                                                                    -------------    -------------
   Total Reserve for life-contingent contract benefits              $   1,556,627    $   1,307,289
                                                                    =============    =============

     The following table highlights the key assumptions generally utilized in calculating the Reserve for life-contingent contract benefits:

        PRODUCT                         MORTALITY                   INTEREST RATE             ESTIMATION METHOD
Structured settlement        U.S. population with projected      Interest rate            Present value of
annuities                    calendar year improvements; age     assumptions range        contractually specified
                             rated up for impaired lives         from 5.7% to 9.5%        future benefits
                             grading to standard

Other immediate              1983 group annuity mortality        Interest rate            Present value of expected
annuities                    table                               assumptions range        future benefits based on
                                                                 from 3.0% to 11.5%       historical experience

Traditional life             Actual Company experience plus      Interest rate            Net level premium reserve
                             loading                             assumptions range        method using the
                                                                 from 4.0% to 8.0%        Company's withdrawal
                                                                                          experience rates

     To the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, premium deficiency reserves are established and have been recorded for certain immediate annuities with life contingencies. A liability of $149.5 million and $13.5 million is included in the Reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2002 and 2001, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in Accumulated other comprehensive income.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     At December 31, Contractholder funds consist of the following:

(IN THOUSANDS)                                                          2002             2001
                                                                    -------------    -------------
Interest-sensitive life                                             $     275,360    $     256,462
Investment contracts:
   Immediate annuities                                                    448,402          440,788
   Fixed annuities                                                      1,327,667          741,390
                                                                    -------------    -------------
   Total Contractholder funds                                       $   2,051,429    $   1,438,640
                                                                    =============    =============

     Contractholder funds activity for the year ended December 31, was as follows:

(IN THOUSANDS)                                                          2002             2001
                                                                    -------------    -------------
Balance, beginning of year                                          $   1,438,640    $   1,109,181
   Deposits                                                               759,378          474,849
   Surrenders and withdrawals                                            (116,485)         (92,039)
   Death benefits                                                         (17,257)         (10,623)
   Interest credited to contractholder funds                               87,555           73,956
   Transfers (to) from Separate Accounts                                  (35,981)         (88,986)
   Other adjustments                                                      (64,421)         (27,698)
                                                                    -------------    -------------
Balance, end of year                                                $   2,051,429    $   1,438,640
                                                                    =============    =============

     The following table highlights the key contract provisions relating to Contractholder funds:

           PRODUCT                         INTEREST RATE                       WITHDRAWAL/SURRENDER CHARGES
Interest-sensitive life           Interest rates credited range       Either a percentage of account balance or
insurance                         from 5.0% to 6.3%                   dollar amount grading off generally over 20
                                                                      years

Fixed annuities                   Interest rates credited range       Either a declining or a level percentage
                                  from 2.4% to 9.8% for               charge generally over nine years or less.
                                  immediate annuities and 3.2%        Additionally, approximately 0.8% of deferred
                                  to 7.2% for deferred annuities      annuities are subject to a market value
                                                                      adjustment

Other investment contracts        Interest rates credited range       Not applicable
                                  from 1.5% to 2.0%

7.   DEFERRED POLICY ACQUISITION COSTS

     Certain costs of acquiring business which were deferred and amortized for the years ended December 31, 2002 and 2001 are as follows:

(IN THOUSANDS)                                                    2002                 2001
                                                             ----------------     ----------------
Balance, beginning of year                                   $        156,615     $        124,601
   Acquisition costs deferred                                          56,852               51,194
   Amortization charged to income                                     (23,535)              (7,187)
   Effect of unrealized gains and losses                              (23,007)             (11,993)
                                                             ----------------     ----------------
Balance, end of year                                         $        166,925     $        156,615
                                                             ================     ================

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

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

     The Company assumes a closed block of variable annuity business from an unaffiliated insurance company.

     Beginning in 2002, the Company cedes 80% of the mortality risk on certain term life policies to a pool of eight unaffiliated reinsurers. Mortality risk on policies in excess of $250 thousand per life are ceded to ALIC.

     Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. (See Note 3 for discussion of reinsurance agreements with ALIC.) The effects of reinsurance on premiums and contract charges for the year ended December 31, were as follows:

(IN THOUSANDS)                                                           2002             2001              2000
                                                                    -------------     ------------     -------------
PREMIUMS AND CONTRACT CHARGES
Direct                                                              $     148,749     $    150,163     $     150,498
Assumed - non-affiliate                                                       471              640             1,194
Ceded
  Affiliate                                                                (7,057)          (4,617)           (4,621)
  Non-affiliate                                                            (1,212)            (877)             (870)
                                                                    -------------     ------------     -------------
    Premiums and contract charges, net of reinsurance               $     140,951     $    145,309     $     146,201
                                                                    =============     ============     =============

     The effects of reinsurance on contract benefits and interest credited to contractholder funds for the year ended December 31, were as follows:

(IN THOUSANDS)                                                           2002             2001              2000
                                                                    -------------     ------------     -------------
CONTRACT BENEFITS AND INTEREST CREDITED TO CONTRACTHOLDER
 FUNDS
Direct                                                              $     268,620     $    261,504     $     234,053
Assumed - non-affiliate                                                        85              170               (39)
Ceded
  Affiliate                                                                  (901)            (945)             (492)
  Non-affiliate                                                            (2,086)          (1,324)             (223)
                                                                    -------------     ------------     -------------
    Contract benefits and interest credited to contractholder
       funds, net of reinsurance                                    $     265,718     $    259,405     $     233,299
                                                                    =============     ============     =============

     Included in reinsurance recoverables at December 31, 2002 and 2001 are the net amounts owed to ALIC of $588 thousand and $890 thousand, respectively. The table above excludes $2.4 million of premiums ceded to ALIC during 2002 under the terms of the structured settlement annuity reinsurance treaty (See Note 3).

9.   COMMITMENTS AND CONTINGENT LIABILITIES

REGULATIONS AND LEGAL PROCEEDINGS

     The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products, and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

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

     In addition, on August 6, 2002, a petition was filed with the National Labor Relations Board ("NLRB") by the United Exclusive Allstate Agents, Office and Professional Employees International Union (the "OPEIU"), seeking certification as the collective bargaining representative of all Allstate agents in the United States. On December 2, 2002, the Chicago Regional Director of the NLRB dismissed the petition, agreeing with AIC's position that the agents are independent contractors, not employees, and that, consequently, the NLRB lacks jurisdiction over the issue. The OPEIU has requested that the NLRB in Washington, D.C. review the dismissal by the Chicago Regional Director. The request for appeal has not been accepted yet. If it is, AIC will vigorously oppose the appeal. The outcome is currently uncertain.

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

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. This litigation is based on a variety of issues including insurance and claim settlement practices. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

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

     Prior to July 1, 1995, the Corporation was a subsidiary of Sears, Roebuck & Co. ("Sears") and, with its eligible domestic subsidiaries, was included in the Sears consolidated federal income tax return and federal income tax allocation agreement. On January 27, 1995, to reflect the separation of the Corporation from Sears, the Corporation and Sears entered into a new tax sharing agreement, which governs their respective rights and obligations with respect to federal income taxes for all periods during which the Corporation was a subsidiary of Sears, including the treatment of audits of tax returns for such periods.

     The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

                                                             2002               2001
                                                        --------------     --------------
(IN THOUSANDS)
DEFERRED ASSETS
Life and annuity reserves                               $       48,386     $       51,989
Discontinued operations                                            345                366
Premium installment receivable                                   1,955                  -
Other assets                                                     1,174              1,046
Other postretirement benefits                                        -                261
                                                        --------------     --------------

      Total deferred assets                                     51,860             53,662
                                                        --------------     --------------

DEFERRED LIABILITIES
Deferred policy acquisition costs                              (53,156)           (44,950)
Unrealized net capital gains                                   (91,353)           (64,074)
Difference in tax bases of investments                          (1,348)            (6,980)
Prepaid commission expense                                        (504)              (561)
Other liabilities                                                 (270)            (1,709)
                                                        --------------     --------------

      Total deferred liabilities                              (146,631)          (118,274)
                                                        --------------     --------------

      Net deferred liability                            $      (94,771)    $      (64,612)
                                                        ==============     ==============

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumptions that certain levels of income will be achieved.

     The components of income tax expense for the year ended December 31 are as follows:

(IN THOUSANDS)                                           2002            2001             2000
                                                     -----------     ------------     ------------
Current                                              $    10,095     $      7,412     $     12,901
Deferred                                                   2,880           11,105            2,715
                                                     -----------     ------------     ------------
      Total income tax expense                       $    12,975     $     18,517     $     15,616
                                                     ===========     ============     ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     The Company paid income taxes of $17.1 million, $13.1 million and $11.3 million in 2002, 2001 and 2000, respectively. The Company had a current income tax receivable of $914 thousand at December 31, 2002 and a current income tax liability of $6.0 million at December 31, 2001.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                                          2002               2001              2000
                                                     --------------     -------------     -------------
Statutory federal income tax                                   35.0%             35.0%             35.0%
State income tax expense                                        1.2               0.4               1.0
Other                                                          (1.3)             (1.2)             (2.4)
                                                     --------------     -------------     -------------
Effective income tax                                           34.9%             34.2%             33.6%
                                                     ==============     =============     =============

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2002, approximately $389 thousand, will result in federal income taxes payable of $136 thousand if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

11.  STATUTORY FINANCIAL INFORMATION

     The following table reconciles Net income for the year ended December 31, and Shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of the Company, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                                    NET INCOME                       SHAREHOLDER'S EQUITY
                                                      ----------------------------------------    ---------------------------
(IN THOUSANDS)                                           2002           2001           2000           2002           2001
                                                      ----------     ----------    -----------    -----------    ------------
Balance per GAAP                                      $   24,179     $   35,412    $    30,915    $   543,815    $    458,976
Unrealized gain/loss on fixed income securities                -              -              -       (453,142)       (216,196)
Deferred policy acquisition costs                        (32,295)       (45,834)       (25,528)      (166,925)       (156,615)
Deferred income taxes                                      5,169          7,490          2,177        131,616          64,612
Employee benefits                                            509           (372)           (92)           184            (441)
Reserves and non-admitted assets                             126         15,060         18,551        205,935          94,412
Separate Accounts                                              -              -              -          4,515             474
Other                                                      3,489           (921)            65          4,421             (95)
                                                      ----------     ----------    -----------    -----------    ------------
Balance per statutory accounting practices            $    1,177     $   10,835    $    26,088    $   270,419    $    245,127
                                                      ==========     ==========    ===========    ===========    ============

     Effective January 1, 2001, the State of New York required insurance companies domiciled in its state to prepare statutory-basis financial statements in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual ("Codification") subject to any deviations prescribed or permitted by the State of New York insurance superintendent.

     The Company prepares its statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the State of New York. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     Accounting changes adopted to conform to the provisions of Codification are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. The State of New York has recently adopted Statement of Statutory Accounting Principles ("SSAP") No. 10, Income Taxes, which is effective for statutory-basis financial statements filed as of December

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

31, 2002 and thereafter. The Company reported an increase to surplus of $11.4 million effective December 31, 2002 to reflect the adoption of SSAP No. 10 by the State of New York as a result of recognizing a net deferred tax asset.

DIVIDENDS
     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator in any calendar year is limited to formula amounts based on statutory surplus and statutory net gain from operations, determined in accordance with statutory accounting practices, for the immediately preceding calendar year. The maximum amount of dividends that the Company can distribute during 2003 without prior approval of the New York State Insurance Department is $16.3 million. In the twelve-month period beginning January 1, 2002, the Company did not pay any dividends.

RISK-BASED CAPITAL
     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2002, RBC for the Company was significantly above a level that would require regulatory action.

12.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS
     The Company utilizes the services of AIC employees. AIC provides various benefits, described in the following paragraphs to its employees. The Company is allocated an appropriate share of the costs associated with these benefits in accordance with a service and expenses agreement.

     Defined pension plans, sponsored by AIC, cover most domestic full-time and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. The Company uses the accrual method for its defined benefit plans in accordance with accepted actuarial methods. AIC's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The allocated cost to the Company included in net income was $518 thousand for the pension plans in 2002. The allocated benefit to the Company included in net income was $87 thousand and $62 thousand for the pension plans in 2001 and 2000, respectively.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire. Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC's postretirement benefit plans currently are not funded. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $439 thousand, $304 thousand and $80 thousand for postretirement benefits other than pension plans in 2002, 2001 and 2000, respectively.

PROFIT SHARING PLAN
     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance.

     The Company's allocation of profit sharing expense from the Corporation was $1.3 million, $374 thousand and $198 thousand in 2002, 2001 and 2000, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

13.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

(IN THOUSANDS)

                                                                         2002
                                                    ----------------------------------------------

  UNREALIZED CAPITAL GAINS AND LOSSES AND NET                                         After-
LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS:           Pretax           Tax              tax
                                                    -------------  --------------  ----------------
   Unrealized holding gains arising during the
     period                                         $      69,350  $      (24,274) $         45,076
   Less: reclassification adjustments                      (8,590)          3,006            (5,584)
                                                    -------------  --------------  ----------------
   Unrealized net capital gains                            77,940         (27,280)           50,660
                                                    -------------  --------------  ----------------

   Other comprehensive income                       $      77,940  $      (27,280) $         50,660
                                                    =============  ==============  ================

(IN THOUSANDS)

                                                                        2001
                                                    ----------------------------------------------

  UNREALIZED CAPITAL GAINS AND LOSSES AND NET                                           After-
LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS:            Pretax           Tax               tax
                                                    -------------  --------------   ----------------
   Unrealized holding gains arising during the
     period                                         $       1,457  $         (510)  $            947
   Less: reclassification adjustments                         299            (105)               194
                                                    -------------  --------------   ----------------
   Unrealized net capital gains                             1,158            (405)               753
                                                    -------------  --------------   ----------------
   Net losses on derivative financial
     instruments arising during the period                    (51)             18                (33)

   Less: reclassification adjustments for
     derivative financial instruments                         (51)             18                (33)
                                                    -------------  --------------   ----------------
   Net losses on derivative financial instruments               -               -                  -
                                                    -------------  --------------   ----------------

   Other comprehensive income                               1,158            (405)               753
                                                    =============  ==============   ================

(IN THOUSANDS)

                                                                        2000
                                                    ----------------------------------------------

  UNREALIZED CAPITAL GAINS AND LOSSES AND NET                                           After-
LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS:            Pretax           Tax               tax
                                                    -------------  --------------   ----------------
   Unrealized holding gains arising during the
     period                                         $     129,754  $      (45,414)  $         84,340
   Less: reclassification adjustments                      (5,643)          1,975             (3,668)
                                                    -------------  --------------   ----------------
   Unrealized net capital gains                           135,397         (47,389)            88,008
                                                    -------------  --------------   ----------------

   Other comprehensive income                       $     135,397  $      (47,389)  $         88,008
                                                    =============  ==============   ================

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)

                                                              GROSS                                       NET
YEAR ENDED DECEMBER 31, 2002                                  AMOUNT                CEDED                AMOUNT
----------------------------------------------           ----------------      ---------------      ----------------
Life insurance in force                                  $     18,981,787      $     3,404,525      $     15,577,262
                                                         ================      ===============      ================

Premiums and contract charges:
     Life and annuities                                  $        139,593      $         7,406      $        132,187
     Accident and health                                            9,627                  863                 8,764
                                                         ----------------      ---------------      ----------------
                                                         $        149,220      $         8,269      $        140,951
                                                         ================      ===============      ================

                                                              GROSS                                        NET
YEAR ENDED DECEMBER 31, 2001                                  AMOUNT                CEDED                AMOUNT
----------------------------------------------           ----------------      ---------------      ----------------
Life insurance in force                                  $     17,584,475      $     2,189,352      $     15,395,123
                                                         ================      ===============      ================

Premiums and contract charges:
     Life and annuities                                  $        141,420      $         4,606      $        136,814
     Accident and health                                            9,383                  888                 8,495
                                                         ----------------      ---------------      ----------------
                                                         $        150,803      $         5,494      $        145,309
                                                         ================      ===============      ================

                                                              GROSS                                       NET
YEAR ENDED DECEMBER 31, 2000                                  AMOUNT                CEDED                AMOUNT
----------------------------------------------           ----------------      ---------------      ----------------
Life insurance in force                                  $     15,916,421      $     1,592,962      $     14,323,459
                                                         ================      ===============      ================

Premiums and contract charges:
     Life and annuities                                  $        143,550      $         4,706      $        138,844
     Accident and health                                            8,142                  785                 7,357
                                                         ----------------      ---------------      ----------------
                                                         $        151,692      $         5,491      $        146,201
                                                         ================      ===============      ================

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                   BALANCE AT         CHARGED TO                           BALANCE AT
                                                   BEGINNING          COSTS AND                              END OF
                                                   OF PERIOD           EXPENSES          DEDUCTIONS          PERIOD
                                                 -------------      -------------      -------------     --------------
YEAR ENDED DECEMBER 31, 2002

Allowance for estimated losses
   on mortgage loans                             $           -      $           -      $           -     $            -
                                                 =============      =============      =============     ==============

YEAR ENDED DECEMBER 31, 2001

Allowance for estimated losses
   on mortgage loans                            $         119      $           -      $         119     $            -
                                                 =============      =============      =============     ==============

YEAR ENDED DECEMBER 31, 2000

Allowance for estimated losses
   on mortgage loans                             $         600      $           -      $         481     $          119
                                                 =============      =============      =============     ==============