Form 10-Q
period 2003-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2003-05-14
CIK 839759

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-100029

ALLSTATE LIFE INSURANCE COMPANY
OF
NEW YORK
(Exact name of registrant as specified in its charter)

New York (State of Incorporation)	36-2608394 (I.R.S. Employer Identification No.)
One Allstate Drive Farmingville, New York (Address of principal executive offices)	11738 (Zip Code)

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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

        As of April 30, 2003 the Registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2003

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2003	2002
	(unaudited)
Revenues
Premiums	$16,328	$23,120
Contract charges	12,991	12,357
Net investment income	62,664	53,852
Realized capital gains and losses	(4,057)	(2,607)

	87,926	86,722

Costs and expenses
Contract benefits	38,388	42,170
Interest credited to contractholder funds	24,515	19,688
Amortization of deferred policy acquisition costs	6,669	1,842
Operating costs and expenses	9,726	10,142

	79,298	73,842

Income from operations before income tax expense	8,628	12,880
Income tax expense	2,961	4,407

Net income	$5,667	$8,473

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $3,356,574 and $3,283,274)	$3,842,538	$3,736,416
Mortgage loans	348,088	323,142
Short-term	144,154	104,200
Policy loans	33,820	33,758

Total investments	4,368,600	4,197,516
Cash	15,306	21,686
Deferred policy acquisition costs	166,405	166,925
Accrued investment income	42,419	42,197
Reinsurance recoverables	2,168	2,146
Current income taxes receivable	—	914
Other assets	15,382	10,244
Separate Accounts	515,422	537,204

Total assets	$5,125,702	$4,978,832

Liabilities
Reserve for life-contingent contract benefits	$1,585,681	$1,556,627
Contractholder funds	2,189,330	2,051,429
Current income taxes payable	5,270	—
Deferred income taxes	94,758	94,771
Other liabilities and accrued expenses	174,622	188,371
Payable to affiliates, net	3,529	5,471
Reinsurance payable to parent	1,145	1,144
Separate Accounts	515,422	537,204

Total liabilities	4,569,757	4,435,017

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $25 par value, 100,000 shares authorized and outstanding	2,500	2,500
Additional capital paid-in	55,787	55,787
Retained income	321,540	315,873
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	176,118	169,655

Total accumulated other comprehensive income	176,118	169,655

Total shareholder's equity	555,945	543,815

Total liabilities and shareholder's equity	$5,125,702	$4,978,832

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2003	2002
	(unaudited)
Net income	$5,667	$8,473
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(12,163)	(12,043)
Realized capital gains and losses	4,057	2,607
Interest credited to contractholder funds	24,515	19,688
Changes in:
Life-contingent contract benefits and contractholder funds	2,661	12,809
Deferred policy acquisition costs	(6,160)	(8,509)
Income taxes payable	2,691	4,117
Other operating assets and liabilities	(3,055)	6,040

Net cash provided by operating activities	18,213	33,182

Cash flows from investing activities
Proceeds from sales of fixed income securities	39,200	54,041
Investment collections
Fixed income securities	77,951	46,097
Mortgage loans	1,936	10,452
Investment purchases
Fixed income securities	(199,553)	(164,187)
Mortgage loans	(26,900)	(32,101)
Change in short-term investments, net	(40,748)	(33,099)
Change in policy loans, net	(62)	(41)

Net cash used in investing activities	(148,176)	(118,838)

Cash flows from financing activities
Contractholder fund deposits	159,433	128,378
Contractholder fund withdrawals	(35,850)	(45,902)

Net cash provided by financing activities	123,583	82,476

Net decrease in cash	(6,380)	(3,180)
Cash at beginning of period	21,686	7,375

Cash at end of period	$15,306	$4,195

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

        The accompanying condensed financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"), a wholly-owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly-owned by Allstate Insurance Company ("AIC"), a wholly-owned subsidiary of The Allstate Corporation (the "Corporation").

        The condensed financial statements and notes as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2003 and year-end 2002 presentations, certain amounts in the prior year's condensed financial statements have been reclassified.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $5 thousand for the three months ended March 31, 2002. There were no non-cash investment exchanges and modifications for the three months ended March 31, 2003.

Adopted accounting standard

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee or modification of a previously issued guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on either the financial position or results of operations of the Company.

Pending accounting standard

        In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is currently in the process of evaluating the impact of this statement on the Condensed Statements of Operations and Financial Position.

Exposure drafts

        On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits. The final SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Condensed Statements of Operations depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Condensed Statements of Financial Position.

        The Emerging Issues Task Force ("EITF") issued Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under either the cost or equity method under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. The impairment would likely be considered other-than-temporary if the investment's carrying value exceeds its fair value for a period exceeding one year or more. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. The estimated impact to the Company's Condensed Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

2.    Reinsurance

        The Company purchases reinsurance to limit aggregate and single losses on large risks. The Company continues to have primary liability as the direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company cedes a portion of the mortality risk on certain term life policies with a pool of non-affiliated reinsurers. Additionally, the Company has a reinsurance agreement through which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC. Under the terms of the agreement, the Company pays a premium to ALIC that varies with the aggregate structured settlement annuity reserve balance. In return, ALIC guarantees that the yield on the portion of the Company's investment portfolio that supports structured settlement annuity liabilities will not fall below contractually determined rates.

        Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in thousands)	2003	2002
Premiums and contract charges
Direct	$30,975	$36,744
Assumed—non-affiliate	43	140
Ceded
Affiliate	(1,148)	(1,185)
Non-affiliate	(551)	(222)

Premiums and contract charges, net of reinsurance	$29,319	$35,477

        The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
(in thousands)	2003	2002
Contract benefits
Direct	$39,044	$42,947
Assumed—non-affiliate	7	41
Ceded
Affiliate	(68)	(529)
Non-affiliate	(595)	(289)

Contract benefits, net of reinsurance	$38,388	$42,170

        Excluded from the table above are premiums ceded to ALIC of $634 thousand and $576 thousand for the three months ended March 31, 2003 and 2002, respectively, under the terms of the structured settlement annuity reinsurance agreement. These premiums are recorded as investment expense and reflected in Net investment income.

3.    Regulation, Legal Proceedings and Guarantees

Regulation

        The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products which may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Legal proceedings

        The Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, the outcome of some legal proceedings that involve AIC regarding the Allstate agencies may have an impact on the Company.

        AIC is defending various lawsuits involving worker classification issues. Examples of these lawsuits include a number of putative class actions challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another example involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies though outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

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

Guarantees

        In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Because the obligated amounts of the indemnifications are not explicitly stated in many cases, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

        In addition, the Company indemnifies its directors, officers, non-officer employees and other individuals to the extent provided in its charter and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of March 31, 2003.

4.    Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

	Three months ended March 31,
	2003			2002
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$5,710	$(1,997)	$3,713	$(11,092)	$3,882	$(7,210)
Less: reclassification adjustments	(4,231)	1,481	(2,750)	(2,100)	735	(1,365)

Unrealized net capital gains (losses)	9,941	(3,478)	6,463	(8,992)	3,147	(5,845)
Net gains (losses) on derivatives financial instruments arising during the period	—	—	—	(400)	140	(260)
Less: reclassification adjustments	—	—	—	400	(140)	260

Net gains (losses) on derivative financial instruments	—	—	—	—	—	—
Other comprehensive income (loss)	$9,941	$(3,478)	6,463	$(8,992)	$3,147	(5,845)

Net income			5,667			8,473

Comprehensive income			$12,130			$2,628

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company of New York:

        We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of March 31, 2003, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2002, and the related statements of operations and comprehensive income, shareholder's equity, and cash flows for the year then ended, not presented herein. In our report dated February 5, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 13, 2003

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

        The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the condensed financial statements and related notes thereto found under Part I. Item 1. contained herein and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2002. To conform to the 2003 and year-end 2002 presentation, certain prior year amounts have been reclassified.

        Management has identified the Company as a single segment entity.

        The following discussion uses some "non-GAAP" measures that are not based on generally accepted accounting principles ("GAAP"). These non-GAAP measures are listed and reconciled to the most directly comparable GAAP measures near the end of this Item 2 under the heading "Non-GAAP and Operating Measures."

RESULTS OF OPERATIONS

        Summarized financial data and key operating measures as of and for the three months ended March 31, are presented in the following table.

(in thousands)	2003	2002
GAAP Premiums	$16,328	$23,120
Contract charges	12,991	12,357
Net investment income	62,664	53,852
Contract benefits	38,388	42,170
Interest credited to contractholder funds	24,515	19,688
Amortization of DAC	6,322	1,830
Operating costs and expenses	9,726	10,142
Income tax expense on operations	4,570	5,345

Operating income	8,462	10,154
Realized capital gains and losses, after-tax(1)	(2,795)	(1,681)

Net income	$5,667	$8,473

Premiums and deposits	$189,963	$190,968

Investments	$4,368,600	$3,342,642
Separate Accounts Assets	515,422	626,523

Investments, including Separate Accounts Assets	$4,884,022	$3,969,165

(1)
Realized capital gains and losses are reconciled in the following table:

For the three months ended March 31,
(in thousands)	2003	2002
Realized capital gains and losses	$(4,057)	$(2,607)
Reclassification of DAC amortization	(347)	(12)
Income tax benefit	1,609	938

Realized capital gains and losses, after-tax	$(2,795)	$(1,681)

        Premiums and contract charges, included in the Condensed Statements of Operations, represent GAAP premiums generated from traditional life and other insurance products and immediate annuities with life contingencies which have significant mortality or morbidity risk. Contract charges are generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates.

        The following table summarizes GAAP premiums and contract charges.

For the three months ended March 31, (in thousands)	2003	2002
GAAP premiums
Life insurance
Traditional life	$5,444	$5,101
Other	2,294	2,197

Total life insurance	7,738	7,298
Annuities
Immediate annuities with life contingencies	8,590	15,822

Total annuities	8,590	15,822

Total GAAP premiums	16,328	23,120
Contract charges
Life insurance
Interest-sensitive life	9,489	8,890

Total life insurance	9,489	8,890
Annuities
Fixed annuities	366	133
Variable annuities	2,291	2,740
Immediate annuities without life contingencies	845	594

Total annuities	3,502	3,467

Total contract charges	12,991	12,357

Premiums and contract charges	$29,319	$35,477

        Total GAAP premiums decreased 29.4% to $16.3 million in the first quarter of 2003 from $23.1 million in the first quarter of 2002. This decrease was due to decreased premiums on immediate annuities with life contingencies. Consumer preferences and market conditions drive the level and mix of immediate annuities sold with or without life contingencies resulting in volatility in reported revenues. Premiums from traditional life products increased 6.7% for the three months ended March 31, 2003 as a result of growth in the number of policies inforce from new business.

        Total contract charges increased 5.1% due to a 6.7% increase in contract charges on interest-sensitive life in the first quarter of 2003 compared to the same period of 2002 as a result of higher cost of insurance charges from increased inforce business resulting from new sales. Contract charges earned on annuities remained stable as increased contract charges from fixed and immediate annuities were offset by decreased variable annuity contract charges as a result of surrenders and declines in account balances resulting from poor equity market performance during the prior twelve months, partially offset by new deposits.

        The following table summarizes GAAP premiums and contract charges by distribution channel.

For the three months ended March 31, (in thousands)	2003	2002
GAAP premiums
Allstate agencies	$5,364	$5,102
Specialized brokers	8,590	15,822
Independent agents	243	—
Direct marketing	2,131	2,196

Total GAAP premiums	16,328	23,120
Contract charges
Allstate agencies	9,574	9,052
Financial services firms (financial institutions and broker/dealers)	2,545	2,711
Specialized brokers	845	594
Independent agents	27	—

Total contract charges	12,991	12,357

Premiums and contract charges	$29,319	$35,477

        Premiums and deposits, an operating measure, by product are presented in the following table.

For the three months ended March 31, (in thousands)	2003	2002
Life insurance
Traditional life	$5,016	$4,957
Interest-sensitive life	13,979	13,696
Other	2,323	2,183

Total life insurance	21,318	20,836
Annuities
Fixed annuities	95,063	58,739
Variable annuities	52,132	82,721
Immediate annuities	21,450	28,672

Total annuities	168,645	170,132

Total Premiums and deposits	$189,963	$190,968

        Total Premiums and deposits decreased 0.5% to $190.0 million in the first quarter of 2003 from $191.0 million in the first quarter of 2002. Increased sales of fixed annuities for the quarter were offset by decreased sales of variable annuities due to the poor equity market conditions and decreased sales of immediate annuities as a result of competitive pricing in the New York market. Fixed annuity sales were driven by increased sales through financial institutions and new products such the Allstate® Treasury Linked Annuity.

        The following table summarizes Premiums and deposits by distribution channel.

For the three months ended March 31, (in thousands)	2003	2002
Allstate agencies	$24,987	$26,424
Financial services firms (financial institutions and broker/dealers)	141,370	133,757
Specialized brokers	21,116	28,600
Direct marketing	2,174	2,187
Independent agents	316	—

Total Premiums and deposits	$189,963	$190,968

        Premiums and deposits through Allstate agencies decreased 5.4% in the first quarter of 2003 compared to the first quarter of 2002 driven primarily by decreased sales of variable annuities partially offset by increased sales of fixed annuities.

        Operating income, a non-GAAP measure, is presented in the following table.

For the three months ended March 31,
(in thousands)	2003	2002
Investment margin	$14,525	$11,607
Mortality margin	8,306	10,215
Maintenance charges	5,069	4,597
Surrender charges	1,180	1,052
Amortization of DAC	(6,322)	(1,830)
Operating costs and expenses	(9,726)	(10,142)
Income tax expense on operations	(4,570)	(5,345)

Operating income	$8,462	$10,154

        Operating income decreased 16.7% to $8.5 million for the first quarter of 2003 compared to $10.2 million for the same period in 2002 as a lower mortality margin and increased Amortization of DAC more than offset increases in the investment margin.

        Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 25.1% in the first quarter of 2003 compared to the same period in 2002. The increase is a result of 22.9% higher portfolio balances at March 31, 2003 compared to March 31, 2002, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities. The higher portfolio balance at March 31, 2003 is a result of product sales exceeding contract benefits, maturities, surrenders and withdrawals during the previous 12 months. The impact of the growth of the portfolio was partially offset by a decline in portfolio yields from lower market interest rates affecting the yield on the investment of cash flows from operations. Management actions taken to reduce crediting rates on in-force contracts have partially offset the impact of declining portfolio yields on the investment margin. However, investment margins on certain life-contingent contracts and other products with guaranteed crediting rates are compressed in a declining interest rate environment. This is due to the level and duration of the guaranteed rates on these products compared to the declining yield on invested assets supporting them. In addition, assets in the Company's portfolio that do not support specific products further compress the investment margin in a declining interest rate environment as they earn lower investment yields.

        The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.9%	7.0%	4.9%	5.0%	2.0%	2.0%
Fixed-rate contracts	7.1	7.6	5.7	6.4	1.4	1.2

        The following table summarizes contractholder funds and the reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at March 31.

(in thousands)	2003	2002
Interest-sensitive life	$280,627	$261,085
Fixed rate contracts	3,246,014	2,508,239

	3,526,641	2,769,324
FAS 115/133 market value adjustment	165,702	6
Life-contingent contracts and other	82,668	78,072

Total Contractholder funds and Reserve for life-contingent contract benefits	$3,775,011	$2,847,402

        The following table summarizes investment margin by product group.

For the three months ended March 31,
(in thousands)	2003	2002
Life insurance	$2,488	$2,191
Annuities	12,037	9,416

Investment margin	$14,525	$11,607

        Mortality margin, which represents premiums and cost of insurance charges less related policy benefits, was 18.7% lower in the first quarter of 2003 compared to the same period in 2002 as 2002 results benefited from lower death benefits and reinsurance recoverables arising from the tragic events of September 11, 2001. Policy benefits paid include cash payments on variable annuity products for guaranteed minimum death benefits ("GMDB") totaling $1.2 million and $0.8 million for the three months ended March 31, 2003 and 2002, respectively. The GMDB payments in the first quarter of 2003 were $0.4 million more than payments of $0.8 million in the fourth quarter of 2002. The increase in GMDB payments reflects poor equity market performance since the first quarter of 2002.

        The following table summarizes mortality margin by product group.

For the three months ended March 31,
(in thousands)	2003	2002
Life insurance	$8,411	$8,028
Annuities	(105)	2,187

Mortality margin	$8,306	$10,215

        Amortization of DAC increased 245.5% in the first quarter of 2003 compared to the same period in 2002 due to continued growth of business inforce and the deceleration of DAC amortization by $2.6 million in the first quarter of 2002 as a result of changes in assumptions used in the Company's DAC amortization models. DAC is subject to recoverability testing at the end of each reporting period. The Company performs its evaluation on an aggregated basis consistent with the nature of the underlying products. Fixed annuities, variable annuities, and interest-sensitive life insurance products are aggregated for purposes of evaluating DAC recoverability. DAC is amortized on these products with interest over the lives of the policies in relation to the present value of estimated gross profits ("EGP"). The most significant assumptions involved in estimating future gross profits include expected Separate Accounts fund performance after fees, surrender rates, lapse rates, and investment and mortality margins. The Company's long-term expectation of Separate Accounts fund performance after fees is approximately 8%, which is consistent with its pricing assumptions. Whenever actual Separate Accounts fund performance based on the two most recent years varies from the 8% expectation, the Company projects performance levels over the next five years such that the mean return over that seven year period equals the long-term 8% expectation. This process is commonly referred to as a reversion to the mean.

        In evaluating the assumptions used to amortize DAC for investment and interest-sensitive life products, the Company's historical practice has been to perform a comprehensive evaluation during the first quarter of each calendar year and to revise its best estimate assumptions based on historical results and revised expectations about future performance. Any resulting DAC unlocking adjustments are reflected currently in the condensed financial statements. In the ensuing quarters, the assumptions are re-evaluated and revised whenever those revisions would have a material impact on the results of operations of the Company.

        In the first quarter of 2003, the Company performed its annual comprehensive evaluation of DAC assumptions and concluded that, due to sustained poor performance of the equity markets coupled with an expectation of moderate future performance due to continuing weakness in the U.S. economy and uncertainty in the geopolitical environment, it was no longer reasonably possible that variable annuity fund returns would revert to the expected long-term mean within the time horizon used in the Company's reversion to the mean model. As a result, the Company unlocked its DAC assumptions as of March 31, 2003 for all investment products, including variable and fixed annuities, and interest-sensitive life products, to be consistent across all product lines. Prospectively, the Company will continue to evaluate these assumptions in this manner.

        The unlocking of DAC assumptions in the first quarter resulted in an aggregate acceleration of DAC amortization amounting to $325 thousand before tax. The most significant assumption changes were resetting the variable annuity reversion to the mean calculation as of March 31, 2003, such that future equity market performance during the five year reversion period was reduced from 13.25% after fees to the long-term assumed return of 8% after fees. The Company will continue to employ a seven-year reversion evaluation process in succeeding periods with an assumed long-term return after fees of 8%, a reversion to the mean floor of 0% and a revised cap of 12.75%.

        Operating costs and expenses decreased 4.1% in the first quarter of 2003 compared to the first quarter of 2002. Increased expenses related to employee benefit costs including pension expenses were offset by decreased premium taxes and fees.

INVESTMENT RESULTS

        Pre-tax Net investment income increased 16.4% in the first quarter of 2003 compared to the same period in 2002. The increase was due to higher portfolio balances resulting from positive cash flows from operating and financing activities, partially offset by lower portfolio yields. Lower portfolio yields were due to new investments being made at rates lower than current portfolio yields as a result of the low interest rate environment. The portfolio balance, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, increased 22.9% from March 31, 2002.

        After-tax realized capital gains and losses were $(2.8) million in the first quarter of 2003 compared to $(1.7) million in the same period in 2002. After-tax realized capital gains and losses are presented net of the effects of DAC amortization, to the extent that such effects resulted from the recognition of realized capital gains and losses.

        The following table shows the activity driving the after-tax realized capital gains and losses results.

For the three months ended March 31,
(in thousands)	2003	2002
Investment write-downs	$(3,542)	$(527)
Sales	63	(889)
Valuation of derivative instruments	406	3
Settlement of derivative instruments	498	(260)

Subtotal	(2,575)	(1,673)
Reclassification of Amortization of DAC	(220)	(8)

Total realized capital gains and losses, after-tax	$(2,795)	$(1,681)

        For a further discussion of realized capital gains and losses, see "Investments".

INVESTMENTS

        The composition of the investment portfolio at March 31, 2003 is presented in the table below.

(in thousands)	Carrying value	Percent of total
Fixed income securities(1)	$3,842,538	88.0%
Mortgage loans	348,088	8.0
Short-term	144,154	3.3
Policy loans	33,820	0.7

Total	$4,368,600	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $3.36 billion.

        Total investments increased to $4.37 billion at March 31, 2003 from $4.20 billion at December 31, 2002 due to positive cash flows generated from operating and financing activities and increased unrealized gains on fixed income securities generated in a lower interest rate environment.

        Total investment balances related to funds associated with securities lending decreased to $143.0 million at March 31, 2003 from $160.0 million at December 31, 2002.

        The Unrealized net capital gains on fixed income securities at March 31, 2003 were $486.0 million, an increase of $32.8 million or 7.2% since December 31, 2002. The net unrealized gain for the fixed income portfolio was comprised of $506.1 million of unrealized gains and $20.1 million of unrealized losses at March 31, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $453.1 million at December 31, 2002, comprised of $479.5 million of unrealized gains and $26.4 of unrealized losses. At March 31, 2003, the unrealized losses for the fixed income portfolio were concentrated in the corporate fixed income portfolio. Corporate fixed income portfolio net unrealized gains totaled $208.7 million comprised of $228.1 million of unrealized gains and $19.4 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation and public utilities sectors. These sectors comprised $15.6 million or 80.2% of the unrealized losses and $75.0 million or 32.9%, of the unrealized gains in the corporate fixed income portfolio.

        Approximately 95.3% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

        The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future principal and interest in accordance with the contractual terms of the security, which causes management to believe these securities may be classified as problem or restructured in the future.

        The following table summarizes problem and potential problem fixed income securities.

(in thousands)	March 31, 2003			December 31, 2002
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$23,325	$21,373	0.6%	$23,395	$21,177	0.5%
Potential problem	12,358	9,036	0.2	6,212	6,651	0.2

Total net carrying value	$35,683	$30,409	0.8%	$29,607	$27,828	0.7%

Cumulative write-downs recognized	$20,881			$15,446

        As of March 31, 2003, the balance of fixed income securities that the Company categorizes as problem or potential problem increased from the balance as of year-end 2002. The increase in potential problem assets primarily resulted from poor operating fundamentals as well as liquidity constraints in the transportation sector of the market in 2003. The Company expects the eventual recovery of these securities but evaluated each security through its watch list process at March 31, 2003 and recorded write-downs where appropriate. Approximately $5.3 million of net unrealized losses at March 31, 2003 are related to securities that the Company has included in the problem or potential problem categories. These securities represent 0.8% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio. The Company had no fixed income securities categorized as restructured at March 31, 2003 or December 31, 2002.

        The following table describes the components of pre-tax realized capital gains and losses.

For the three months ended March 31,
(in thousands)	2003	2002
Investment write-downs	$(5,580)	$(822)
Sales
Fixed income securities	99	(1,785)
Other	—	400

Total sales	99	(1,385)
Valuation of derivative instruments	640	5
Settlements of derivative instruments	784	(405)

Total pre-tax realized capital gains and losses	$(4,057)	$(2,607)

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholder's equity. The following table summarizes the Company's capital resources.

(in thousands)	March 31, 2003	December 31, 2002
Common stock, retained earnings and other shareholder's equity items	$379,827	$374,160
Accumulated other comprehensive income	176,118	169,655

Total shareholder's equity	$555,945	$543,815

        Shareholder's equity increased $12.1 million in the first quarter of 2003 when compared to December 31, 2002 due to an increase of $6.4 million in Accumulated other comprehensive income and to Net income of $5.7 million.

Liquidity

        The Company's operations typically generate substantial positive cash flows from operations as most premiums are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company.

        A portion of the Company's diversified product portfolio, primarily fixed annuities and interest-sensitive life insurance products, is subject to surrenders and withdrawals at the discretion of contractholders. The total amount of surrenders and withdrawals were $41.5 million and $48.5 million for the first quarter of 2003 and 2002, respectively. The decrease was driven primarily from decreased surrenders of fixed annuities resulting from the current low interest rate environment.

        The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at March 31, 2003 or December 31, 2002. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risks and uncertainties, including those listed below which apply to it as an insurance business and a provider of other financial services.

  •
  The Company amortizes DAC related to variable annuities, fixed annuities and interest-sensitive life in proportion to EGP over the estimated lives of the contracts. Periodically, the Company updates the assumptions underlying the EGP, which include margins from mortality, including GMDB and guaranteed minimum income benefits, investment margin, including realized capital gains and losses, contract administration, surrender and other contract charges, less maintenance expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in an adjustment to the cumulative amortization of DAC. For example, reduced EGP resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on the results of operations.

RISK FACTORS

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors" in the Company's Form 10-K filed on March 28, 2003.

  •
  When analyzing fixed income securities for the existence of other-than-temporary impairment, the Company focuses on those securities for which the amortized cost exceeds the securities' fair value by 20% or more. This practice is based on the assumption that a difference of less than 20% is generally indicative of impairment that is temporary. The Emerging Issues Task Force ("EITF"), a task force that assists the FASB in identifying, discussing, and resolving accounting and reporting issues within the framework of existing authoritative accounting literature, is currently deliberating Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF may conclude that, whenever the amortized cost of a security exceeds its fair value, impairment is deemed to exist and, if the situation persists for a period of one year or more, the impairment should be considered "other than temporary". In the event the EITF reaches this tentative conclusion, the Company would be required to recognize certain pre-tax unrealized losses as realized losses. The estimated impact to the Company's Condensed Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

NON-GAAP AND OPERATING MEASURES

        In addition to information presented in the condensed financial statements, the Company uses some "non-GAAP" measures that are not based on GAAP. Management believes that investor understanding of the Company's performance is enhanced by the disclosure of these measures. The Company's method of calculating these measures may differ from that used by other companies and therefore comparability may be limited.

Non-GAAP Measure

        Operating income is Net income excluding the effects of Realized capital gains and losses, after-tax. Management uses this measure in its evaluation of results of operations and believes that this information provides investors with a more complete analysis when considered along with Net income. This is because Operating income shows the trends in our business separate from the net effect of Realized capital gains and losses, which are generally driven by business decisions that are independent of the insurance underwriting process and may vary significantly between periods. In addition, investors often separately evaluate such data when reviewing the performance of insurers. In this computation, the net effect of Realized capital gains and losses, after-tax, includes that portion of DAC amortization, only to the extent that it resulted from the recognition of Realized capital gains and losses. Net income is the most directly comparable GAAP measure. The following table reconciles Operating income to Net income for the first quarter of 2003 and 2002.

(in thousands)	2003	2002
Operating income	$8,462	$10,154
Realized capital gains and losses	(4,057)	(2,607)
Reclassification of DAC amortization	(347)	(12)
Income tax benefit	1,609	938

Realized capital gains and losses, after-tax	(2,795)	(1,681)

Net income	$5,667	$8,473

Operating Measure

        Management believes that investors' understanding of the Company's performance is enhanced by disclosure of the following operating financial measure. The Company's method of calculating this measure may differ from that used by other companies and therefore comparability may be limited.

        Premiums and deposits is an operating measure used by the Company's management to analyze production trends for sales. Premiums and deposits includes premiums on insurance policies and annuities, and all deposits and other funds received from customers on deposit-type products which are accounted for under GAAP as direct increases to liabilities, rather than as revenue.

        The following table illustrates where Premiums and deposits are reflected in the condensed financial statements for the three months ended March 31.

(in thousands)	2003	2002
Premiums	$16,328	$23,120
Deposits to contractholder funds(1)	159,433	128,378
Deposits to Separate Accounts and other	14,202	39,470

Total Premiums and deposits	$189,963	$190,968

(1)
Derived directly from the Condensed Statements of Cash Flows.

Item 4. Controls and Procedures

        Based upon the evaluation of the Company's disclosure controls and procedures conducted within 90 days prior to the date of the filing of this report, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The discussion "Regulation, Legal Proceedings and Guarantees" in Part I, Item 1, Note 3 of this Form 10-Q is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 15—Acknowledgement of awareness from Deloitte & Touche LLP, dated May 13, 2003, concerning unaudited interim financial information

    Exhibit 99.1—Certifications Pursuant to 18 United States Code § 1350

  (b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York (Registrant)
May 13, 2003	By	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ STEVEN E. SHEBIK Steven E. Shebik Vice President and Chief Financial Officer

QuickLinks