Form 10-Q
period 2003-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2003-08-14
CIK 839759

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-100029

ALLSTATE LIFE INSURANCE COMPANY
OF
NEW YORK
(Exact name of registrant as specified in its charter)

New York	36-2608394
(State of Incorporation)	(I.R.S. Employer Identification No.)
100 Motor Parkway Hauppauge, New York	11788-5107
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 631/357-8920

Former address: One Allstate Drive, Farmingville, New York 11738

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

Yes ☐    No ☒

        As of July 31, 2003, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2003

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues
Premiums	$13,934	$30,826	$30,262	$53,946
Contract charges	13,682	12,250	26,673	24,607
Net investment income	64,723	56,357	127,387	110,209
Realized capital gains and losses	841	1,142	(3,216)	(1,465)

	93,180	100,575	181,106	187,297

Costs and expenses
Contract benefits	43,046	48,989	81,434	91,159
Interest credited to contractholder funds	27,277	21,083	51,792	40,771
Amortization of deferred policy acquisition costs	9,453	4,942	16,122	6,784
Operating costs and expenses	5,610	8,372	15,336	18,514

	85,386	83,386	164,684	157,228

Income from operations before income tax expense	7,794	17,189	16,422	30,069
Income tax expense	2,706	5,945	5,667	10,352

Net income	$5,088	$11,244	$10,755	$19,717

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $3,629,438 and $3,283,274)	$4,268,701	$3,736,416
Mortgage loans	362,435	323,142
Short-term	126,683	104,200
Policy loans	33,494	33,758

Total investments	4,791,313	4,197,516
Cash	9,615	21,686
Deferred policy acquisition costs	147,999	166,925
Accrued investment income	44,547	42,197
Reinsurance recoverables	2,388	2,146
Current income taxes receivable	—	914
Other assets	21,257	10,244
Separate Accounts	575,684	537,204

Total assets	$5,592,803	$4,978,832

Liabilities
Contractholder funds	$2,407,026	$2,051,429
Reserve for life-contingent contract benefits	1,687,481	1,556,627
Current income taxes payable	459	—
Deferred income taxes	106,893	94,771
Other liabilities and accrued expenses	220,752	188,371
Payable to affiliates, net	6,030	5,471
Reinsurance payable to parent	1,138	1,144
Separate Accounts	575,684	537,204

Total liabilities	5,005,463	4,435,017

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $25 par value, 100,000 shares authorized and outstanding	2,500	2,500
Additional capital paid-in	55,787	55,787
Retained income	326,628	315,873
Accumulated other comprehensive income:
Unrealized net capital gains and losses	202,425	169,655

Total accumulated other comprehensive income	202,425	169,655

Total shareholder's equity	587,340	543,815

Total liabilities and shareholder's equity	$5,592,803	$4,978,832

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$10,755	$19,717
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(24,699)	(24,000)
Realized capital gains and losses	3,216	1,465
Interest credited to contractholder funds	51,792	40,771
Changes in:
Contract benefit and other insurance reserves	8,347	28,709
Deferred policy acquisition costs	(15,679)	(17,768)
Income taxes payable	(4,151)	20
Other operating assets and liabilities	(4,215)	(2,712)

Net cash provided by operating activities	25,366	46,202

Cash flows from investing activities
Proceeds from sales of fixed income securities	97,988	129,851
Investment collections
Fixed income securities	136,319	87,663
Mortgage loans	4,287	13,113
Investment purchases
Fixed income securities	(578,200)	(399,221)
Mortgage loans	(44,596)	(41,276)
Change in short-term investments, net	19,149	(43,709)
Change in other investments, net	2,140	788
Change in policy loans, net	264	78

Net cash used in investing activities	(362,649)	(252,713)

Cash flows from financing activities
Contractholder fund deposits	405,411	286,502
Contractholder fund withdrawals	(80,199)	(81,213)

Net cash provided by financing activities	325,212	205,289

Net decrease in cash	(12,071)	(1,222)
Cash at beginning of period	21,686	7,375

Cash at end of period	$9,615	$6,153

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

        The condensed financial statements and notes as of June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2003 and year-end 2002 presentations, certain amounts in the prior year's condensed financial statements have been reclassified.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $5 thousand for the six months ended June 30, 2002. There were no non-cash investment exchanges and modifications for the six months ended June 30, 2003.

Pending accounting standards

        In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and utilized for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement applies only to certain derivative contracts and embedded derivatives entered into after June 30, 2003. The impact of adopting the provisions of the statement will not be material to the Company's Condensed Statements of Operations or Financial Position.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-01 entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the SOP applies to several of the Company's insurance products and product features. The effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits and guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the Condensed Statements of Operations depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Condensed Statements of Financial Position.

Proposed standard

        The Emerging Issues Task Force ("EITF") issued Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks". The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In its most recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS 115 marketable equity securities, SFAS 115 debt securities, and equity and cost method investments subject to APB Opinion No. 18). Due to the uncertainty of the final model or models that may be adopted, the estimated impact to the Company's Condensed Statements of Operations and Financial Position is presently not determinable.

2.     Reinsurance

        The Company purchases reinsurance to limit aggregate and single losses on large risks. It follows a comprehensive evaluation process involving credit scoring and capacity to select reinsurers. The Company continues to have primary liability as the direct insurer for risks reinsured. Estimating amounts of reinsurance recoverable is impacted by the uncertainties involved in the establishment of loss reserves. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company cedes a portion of the mortality risk on certain term life policies with a pool of non-affiliated reinsurers. Additionally, the Company has a reinsurance agreement through which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC. Under the terms of the agreement, the Company pays a premium to ALIC that varies with the aggregate structured settlement annuity reserve balance. In return, ALIC guarantees that the yield on the portion of the Company's investment portfolio that supports structured settlement annuity liabilities will not fall below contractually determined rates.

        Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
Premiums and contract charges
Direct	$29,565	$44,361	$60,540	$81,105
Assumed—non-affiliate	64	106	107	246
Ceded
Affiliate	(1,142)	(1,168)	(2,290)	(2,353)
Non-affiliate	(871)	(223)	(1,422)	(445)

Premiums and contract charges, net of reinsurance	$27,616	$43,076	$56,935	$78,553

        The effects of reinsurance on contract benefits are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
Contract benefits
Direct	$44,189	$49,329	$83,233	$92,276
Assumed—non-affiliate	28	4	35	45
Ceded
Affiliate	(45)	(37)	(113)	(566)
Non-affiliate	(1,126)	(307)	(1,721)	(596)

Contract benefits, net of reinsurance	$43,046	$48,989	$81,434	$91,159

        Excluded from the table above are premiums ceded to ALIC of $633 thousand, $596 thousand, $1.3 million and $1.2 million for the three and six month periods ended June 30, 2003 and 2002, respectively, under the terms of the structured settlement annuity reinsurance agreement described above. These premiums are recorded as investment expense and reflected in Net investment income in the Condensed Statement of Operations.

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

Legal proceedings

        Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

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

        In addition, the Company indemnifies its directors, officers and other individuals serving at the request of the Company as a director or officer to the extent provided in its charter and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of June 30, 2003.

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
(in thousands)	2003			2002
	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$41,324	$(14,465)	$26,859	$24,993	$(8,748)	$16,245
Less: reclassification adjustments	849	(297)	552	1,142	(400)	742

Unrealized net capital gains (losses)	40,475	(14,168)	26,307	23,851	(8,348)	15,503

Other comprehensive income (loss)	$40,475	$(14,168)	26,307	$23,851	$(8,348)	15,503

Net income			5,088			11,244

Comprehensive income			$31,395			$26,747

	Six months ended June 30,
	2003			2002
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$47,073	$(16,476)	$30,597	$14,920	$(5,223)	$9,697
Less: reclassification adjustments	(3,343)	1,170	(2,173)	61	(22)	39

Unrealized net capital gains (losses)	50,416	(17,646)	32,770	14,859	(5,201)	9,658

Other comprehensive income (loss)	$50,416	$(17,646)	32,770	$14,859	$(5,201)	9,658

Net income			10,755			19,717

Comprehensive income			$43,525			$29,375

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company of New York:

        We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of June 30, 2003, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2002, and the related statements of operations and comprehensive income, shareholder's equity, and cash flows for the year then ended, not presented herein. In our report dated February 5, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 14, 2003

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002.

The following discussion highlights significant factors influencing results of operations and changes in financial position of Allstate Life Insurance Company of New York (the "Company"). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2002. To conform to the 2003 and year-end 2002 presentation, certain prior year amounts have been reclassified.

Management has identified the Company as a single segment entity.

RESULTS OF OPERATIONS

        Summarized financial data and key operating measures are presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Premiums	$13,934	$30,826	$30,262	$53,946
Contract charges	13,682	12,250	26,673	24,607
Net investment income	64,723	56,357	127,387	110,209
Contract benefits	43,046	48,989	81,434	91,159
Interest credited to contractholder funds	27,277	21,083	51,792	40,771
Amortization of DAC	8,246	5,243	14,568	7,073
Operating costs and expenses	5,610	8,372	15,336	18,514
Income tax expense	2,838	5,428	7,408	10,773
Realized capital gains and losses, after-tax(1)	(234)	926	(3,029)	(755)

Net income	$5,088	$11,244	$10,755	$19,717

Investments	$4,791,313	$3,562,946	$4,791,313	$3,562,946
Separate Accounts assets	575,684	589,029	575,684	589,029

Investments, including Separate Accounts assets	$5,366,997	$4,151,975	$5,366,997	$4,151,975

(1)
Realized capital gains and losses are reconciled in the table on page 15.

REVENUES

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Premiums	$13,934	$30,826	$30,262	$53,946
Contract charges	13,682	12,250	26,673	24,607
Net investment income	64,723	56,357	127,387	110,209
Realized capital gains and losses	841	1,142	(3,216)	(1,465)

Total revenues	$93,180	$100,575	$181,106	$187,297

        Total revenues decreased 7.4% in the second quarter of 2003 compared to the second quarter of 2002. The decrease was due to decreased Premiums partly offset by increased Net investment income. Total revenues decreased 3.3% in the first six months of 2003 compared to the first six months of 2002.

The decrease was due to decreased Premiums and increased net realized capital losses partially offset by increased Net investment income and increased Contract charges.

OPERATIONS

        Premiums, included in the Condensed Statements of Operations, represent premiums generated from traditional life and other insurance products and immediate annuities with life contingencies which have significant mortality or morbidity risk.

        Contract charges are generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as Contractholder funds or Separate Accounts liabilities. Contract charges are assessed against the contractholder account balance for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.

        The following table summarizes Premiums and Contract charges.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Premiums
Life insurance
Traditional life	$5,630	$5,459	$11,074	$10,560
Other	2,074	2,295	4,368	4,492

Total life insurance	7,704	7,754	15,442	15,052
Annuities
Fixed annuities—immediate annuities with life contingencies	6,230	23,072	14,820	38,894

Total annuities	6,230	23,072	14,820	38,894

Total Premiums	13,934	30,826	30,262	53,946
Contract charges
Life insurance
Interest-sensitive life	9,957	9,069	19,446	17,959

Total life insurance	9,957	9,069	19,446	17,959
Annuities
Fixed annuities—deferred	474	205	840	338
Fixed annuities—immediate annuities without life contingencies	916	430	1,761	1,024
Variable annuities	2,335	2,546	4,626	5,286

Total annuities	3,725	3,181	7,227	6,648

Total Contract charges	13,682	12,250	26,673	24,607

Premiums and Contract charges	$27,616	$43,076	$56,935	$78,553

        Total Premiums decreased 54.8% to $13.9 million in the second quarter of 2003 from $30.8 million in the second quarter of 2002, due primarily to reduced sales of immediate annuities with life contingencies. The decline in sales of immediate annuities with life contingencies is due to consumer preference and market and competitive conditions that drive the level and mix of immediate annuities sold with or without life contingencies.

        Total Contract charges were $13.7 million in the second quarter of 2003 compared to $12.3 million in the second quarter of 2002. Higher interest-sensitive life insurance and fixed annuity contract charges offset a decline in variable annuities. Variable annuity average account values during the second quarter of 2003 were lower than the average account values during the second quarter of 2002, as poor equity market performance during the prior year and surrenders offset increases from new business and market appreciation during the first six months of 2003.

        For the first six months of 2003, Premiums and Contract charges decreased 27.5% compared to the first six months of 2002. The decrease is due to decreased sales of immediate annuities with life contingencies partially offset by increased sales of traditional life insurance, and higher contract charges related to interest-sensitive life insurance and fixed annuities.

        The following table summarizes Premiums and Contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Premiums
Allstate agencies	$5,545	$5,459	$10,909	$10,561
Financial services firms (financial institutions and broker/dealers)	34	—	34	—
Specialized brokers	6,230	23,072	14,820	38,894
Independent agents	380	1	623	1
Direct marketing	1,745	2,294	3,876	4,490

Total Premiums	13,934	30,826	30,262	53,946
Contract charges
Allstate agencies	10,152	9,085	19,726	18,137
Financial services firms (financial institutions and broker/dealers)	2,577	2,734	5,122	5,445
Specialized brokers	916	430	1,761	1,024
Independent agents	37	1	64	1

Total Contract charges	13,682	12,250	26,673	24,607

Premiums and Contract charges	$27,616	$43,076	$56,935	$78,553

        Policy and contractholder obligations, included on the Condensed Statements of Financial Position, reflect the trends in the Company's product deposits and sales of insurance products. The following table shows the balances of these obligations.

(in thousands)	June 30, 2003	December 31, 2002	June 30, 2002	December 31, 2001
Contractholder funds	$2,407,026	$2,051,429	$1,666,106	$1,438,640
Reserve for life-contingent contract benefits	1,687,481	1,556,627	1,368,787	1,307,289
Separate Accounts	575,684	537,204	589,029	602,657

        The following table shows changes in these obligations.

	Change from March 31 to June 30,		Change from prior year-end to June 30,
(in thousands)	2003	2002	2003	2002
Contractholder funds	$217,196	$135,068	$355,597	$227,466
Reserve for life-contingent contract benefits	101,800	52,423	130,854	61,498
Separate Accounts	60,262	(37,494)	38,480	(13,628)

        Contractholder funds increased at a higher rate in the second quarter of 2003 and the first six months of 2003 compared to the same periods in the prior year primarily due to higher fixed annuity deposits. The increase in Contractholder funds due to fixed annuities reflects deposits and interest credited to contracts, partially offset by surrenders and maturities of in-force contracts during both periods. Fixed annuities include the Allstate® Treasury-Linked Annuity which was introduced in the third quarter of 2002, resulting in all 2003 deposits being incremental to those received in the prior year. Allstate® Treasury-Linked Annuity deposits were $27.8 million and $28.6 million in the first and second quarters of 2003, respectively.

        Reserve for life-contingent contract benefits increased at a higher rate in the second quarter of 2003 and the first six months of 2003 compared to the same periods in the prior year primarily due to new sales of immediate annuities with life contingencies and reserve increases resulting from aging of the in-force business, partially offset by benefit payments.

        Separate Accounts increased in the second quarter of 2003 and in the first six months of 2003 after declining in the comparable periods last year. These increases were due to favorable equity market performance partially offset by declines in new deposits.

        Net investment income increased 14.8% in the second quarter and 15.6% in the first six months of 2003, compared to the same periods last year. The increase in both periods was due to higher portfolio balances resulting from increased positive cash flows from product sales and deposits, partially offset by lower portfolio yields. The portfolio balance as of June 30, 2003, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, increased 25.1% from June 30, 2002. Lower portfolio yields result when new investments are made at rates lower than the current portfolio yields reflecting the low interest rate environment.

        Analysis of net income is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Investment margin	$15,393	$12,312	$29,918	$23,919
Mortality margin	279	10,317	8,585	20,532
Maintenance charges	5,170	5,580	10,239	10,177
Surrender charges	1,174	1,152	2,354	2,204
Amortization of DAC	(8,246)	(5,243)	(14,568)	(7,073)
Operating costs and expenses	(5,610)	(8,372)	(15,336)	(18,514)
Income tax expense	(2,838)	(5,428)	(7,408)	(10,773)
Realized capital gains and losses, after-tax	(234)	926	(3,029)	(755)

Net income	$5,088	$11,244	$10,755	$19,717

        Investment margin, which represents the excess of investment income earned over interest credited to policyholders and contractholders, increased 25.0% in the second quarter of 2003 compared to the same period in 2002 and increased 25.1% in the first six months of 2003 compared to the first six months of 2002. For both periods, the increase in the investment margin was due to an increase in invested assets from the 2002 level. Invested assets, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, grew 25.1% from June 30, 2002. The higher portfolio balance at June 30, 2003 is a result of product sales and deposits exceeding contract benefits, maturities, surrenders and withdrawals during the previous 12 months and significantly more variable annuity deposits being invested by contractholders in the general account fixed rate fund. The impact from the portfolio growth was partially offset by a decline in portfolio yields from lower market interest rates affecting the yields on new investments. Management actions to reduce crediting rates on in-force contracts with discretionary crediting rates have partially offset the decline in the Company's investment portfolio yield. These actions, however, have not been sufficient to offset the overall portfolio yield decline as crediting rates on certain of the Company's products cannot be adjusted and reductions in the yield on assets supporting the Company's capital, immediate annuities, traditional life and other products directly impact investment margin.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.4%	6.9%	5.0%	4.9%	1.4%	2.0%
Fixed annuities—deferred	6.1	7.0	3.9	5.0	2.2	2.0
Fixed annuities—immediate	7.7	8.0	6.9	6.9	0.8	1.1
Investments supporting capital, traditional life and other products	4.8	5.9	N/A	N/A	N/A	N/A

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.7%	7.0%	5.0%	5.0%	1.7%	2.0%
Fixed annuities—deferred	6.2	6.9	4.0	5.2	2.2	1.7
Fixed annuities—immediate	7.7	8.0	6.9	6.9	0.8	1.1
Investments supporting capital, traditional life and other products	4.7	6.0	N/A	N/A	N/A	N/A

        The following table summarizes Contractholder funds and the Reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at June 30.

(in thousands)	2003	2002
Interest-sensitive life	$284,778	$265,724
Fixed annuities—deferred	1,651,308	933,839
Fixed annuities—immediate	1,808,396	1,719,832

	3,744,482	2,919,395
FAS 115/133 market value adjustment	250,610	27,706
Life-contingent contracts and other	99,415	87,792

Total Contractholder funds and Reserve for life-contingent contract benefits	$4,094,507	$3,034,893

        The following table summarizes investment margin by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Life insurance	$2,226	$2,546	$4,714	$4,737
Annuities	13,167	9,766	25,204	19,182

Investment margin	$15,393	$12,312	$29,918	$23,919

        Mortality margin, which represents premiums and cost of insurance charges less related policy benefits, was $0.3 million or 97.3% lower in the second quarter of 2003 compared to the second quarter of 2002. The decrease in mortality margin is primarily due to the strengthening of reserves for certain traditional life insurance policies and lower death claims on immediate annuities with life contingencies, partially offset by growth from new business. Variable annuity guaranteed minimum death benefits ("GMDB") payments of $0.8 million in the second quarter of 2003 increased $0.3 million compared to the same period in 2002 and decreased $0.4 million compared to the first quarter of 2003.

        For the first six months of 2003, mortality margin was $8.6 million or 58.2% below the first six months of 2002. The decline reflects the same factors that contributed to the decrease in the second quarter of 2003. Also contributing to the decline was the favorable mortality margin in the first half of 2002 from higher death claims on immediate annuities with life contingencies and the recognition of reinsurance recoverables arising from the tragic events of September 11, 2001. The GMDB payments in the first six months of 2003 were $2.0 million compared to $1.3 million in the first six months of 2002. The increase in GMDB payments reflects poor equity market performance since June 30, 2002.

        The following table summarizes mortality margin by product group.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Life insurance	$1,743	$9,329	$10,154	$17,357
Annuities	(1,463)	988	(1,569)	3,175

Mortality margin	$280	$10,317	$8,585	$20,532

        Amortization of DAC increased 57.3% in the second quarter of 2003 compared to the same period in 2002 and 106.0% in the first six months of 2003 compared to the first six months of 2002. DAC amortization has increased in proportion to the growth in fixed and variable annuity investment margins. Variable annuity investment margin has grown as a significant portion of deposits on variable annuities during the prior twelve-month period has been invested in the general account fixed rate fund by the contractholders. While these funds are invested in the general account by the contractholders, the Company earns investment margin rather than collecting contract charges.

        Operating costs and expenses decreased 33.0% during the second quarter of 2003 compared to the second quarter of 2002 and decreased 17.2% during the first six months of 2003 compared to the same period of 2002. Reduced non-deferrable sales expenses and reinsurance costs offset an increase in advertising and employee expenses related to pension and other benefit costs.

        Realized capital gains and losses are presented in the following table. After-tax realized capital gains and losses are presented net of the effects of DAC amortization, to the extent that such amortization effects resulted from the recognition of realized capital gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Investment write-downs	$(1,672)	$(934)	$(7,252)	$(1,756)
Sales of fixed income securities	1,527	884	1,626	(501)
Valuation of derivative instruments	(396)	—	244	5
Settlement of derivative instruments	1,382	1,192	2,166	787

Realized capital gains and losses, pretax	841	1,142	(3,216)	(1,465)
Reclassification of Amortization of DAC	(1,207)	301	(1,554)	289
Income tax benefit (expense)	132	(517)	1,741	421

Total realized capital gains and losses, after-tax	$(234)	$926	$(3,029)	$(755)

        For a further discussion of realized capital gains and losses, see "Investments".

INVESTMENTS

        The composition of the investment portfolio at June 30, 2003 is presented in the table below.

(in thousands)	Investments	Percent of total
Fixed income securities(1)	$4,268,701	89.1%
Mortgage loans	362,435	7.6
Short-term	126,683	2.6
Policy loans	33,494	0.7

Total	$4,791,313	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $3.63 billion.

        Total investments increased to $4.79 billion at June 30, 2003 from $4.20 billion at December 31, 2002 due to positive cash flows generated from operating and financing activities, increased unrealized gains on fixed income securities generated in a lower interest rate environment and increased funds associated with securities lending.

        Total investment balances related to funds associated with securities lending increased to $174.0 million at June 30, 2003 from $160.0 million at December 31, 2002.

        The Unrealized net capital gains on fixed income securities at June 30, 2003 were $639.3 million, an increase of $186.2 million or 41.1% since December 31, 2002. The net unrealized gain for the fixed income portfolio totaled $639.3 million, comprised of $649.2 million of unrealized gains and $9.9 million of unrealized losses at June 30, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $453.1 million at December 31, 2002, comprised of $479.5 million of unrealized gains and $26.4 million of unrealized losses. At June 30, 2003, the unrealized losses for the fixed income portfolio were concentrated in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $304.6 million comprised of $313.5 million of unrealized gains and $8.9 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation and public utilities sectors. These sectors comprised $6.3 million or 71.3% of the unrealized losses and $101.6 million or 32.4%, of the unrealized gains in the corporate fixed income portfolio.

        Approximately 95.7% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

(in thousands)	June 30, 2003			December 31, 2002
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$21,924	$19,987	0.5%	$23,395	$21,177	0.5%
Restructured	5,907	6,389	0.1	—	—	—
Potential problem	24,745	23,334	0.5	6,212	6,651	0.2

Total net carrying value	$52,576	$49,710	1.1%	$29,607	$27,828	0.7%

Cumulative write-downs recognized	$18,285			$15,446

        As of June 30, 2003, the balance of fixed income securities that the Company categorizes as restructured or potential problem increased from the balance as of year-end 2002 while the balance of fixed income securities categorized as problem decreased from the balance at year-end 2002. The increase in potential problem assets primarily resulted from company-specific poor operating fundamentals in the utility sector as well as poor operating fundamentals and liquidity constraints in the transportation sector of the market in 2003. The Company expects the eventual recovery of these securities but evaluated each security through its watch list process at June 30, 2003 and recorded write-downs where appropriate. Approximately $2.9 million of net unrealized losses at June 30, 2003 are related to securities that the Company has included in the problem, restructured or potential problem categories. These securities represent 1.1% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio. The Company had no fixed income securities categorized as restructured at December 31, 2002.

        The components of pretax realized capital gains and losses are described in the table on page 16. Sales of fixed income securities in the second quarter and first six months of 2003 resulted from actions taken to reduce credit exposure to certain issuers or industries and to provide liquidity for the purchase of investments that better meet certain investment objectives.

CAPITAL RESOURCES AND LIQUIDITY

        Capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources.

(in thousands)	June 30, 2003	December 31, 2002
Common stock, retained earnings and other shareholder's equity items	$384,915	$374,160
Accumulated other comprehensive income	202,425	169,655

Total shareholder's equity	$587,340	$543,815

        Shareholder's equity increased $43.5 million in the first half of 2003 when compared to December 31, 2002 due to an increase of $32.8 million in Accumulated other comprehensive income and to Net income of $10.7 million.

        Financial Ratings and Strength    In June 2003, Standard & Poor's revised the insurance financial strength rating of Allstate Life Insurance Company ("ALIC") and its rated subsidiaries and affiliates, including the Company, from AA+ to AA and revised the rating outlook from negative to stable. Standard & Poor's stated that the rating change was due to several factors including their negative outlook on the life insurance industry, the recent decline in ALIC's Net income and their view that a subsidiary's rating cannot exceed the rating of its parent. ALIC's rating is now the same rating as that of AIC, the parent of ALIC. Moody's and A.M. Best's insurance financial strength ratings of ALIC and AIC remain unchanged. In reaffirming the A+ ratings of ALIC and AIC, A.M. Best assigned a positive rating outlook for these companies' ratings

Liquidity

        The Company's operations typically generate substantial positive cash flows from operations as most premiums and deposits are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company.

        The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator in any calendar year is limited to formula amounts based on statutory surplus and statutory net gain from operations, determined in accordance with statutory accounting practices, for the immediately preceding calendar year. In the twelve-month period ending June 30, 2003, the Company has not paid any dividends. The maximum amount of dividends that the Company can distribute during 2003 without prior approval of the New York State Insurance Department is $16.3 million.

        A portion of the Company's diversified product portfolio, primarily fixed annuities and interest-sensitive life insurance products, is subject to discretionary surrender and withdrawal by contractholders. The total amount of surrenders and withdrawals for the three-month and six-month periods ended June 30, 2003 were $40.8 million and $82.3 million, net of surrender charges, compared to $33.8 million and $82.3 million for the same periods last year. The total amount of surrenders and withdrawals for the first six months of 2003 represented 2.0% of the Reserve for life-contingent contract benefits and Contractholder funds balance at June 30, 2003, compared to 2.7% in the first six months of last year.

        The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at June 30, 2003 or December 31, 2002.

RISK FACTOR

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors" in Part II Item 7 of the Company's Form 10-K filed on March 28, 2003.

  •
  When analyzing fixed income securities for the existence of other-than-temporary impairment, the Company focuses on several factors including the length of time and amount by which the securities' amortized cost for fixed income securities exceeds the securities' fair value. The EITF, a task force that assists the FASB in identifying, discussing, and resolving accounting and reporting issues within the framework of existing authoritative accounting literature, is currently deliberating Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its

    Application to Certain Investments." The EITF's current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. In the event the EITF enacts this summary as its final conclusion, the Company would be required to recognize certain pre-tax unrealized losses as realized losses. The estimated impact to the Company's Condensed Statements of Operations and Financial Position is not determinable until such time as a final conclusion is reached.

Item 4.    Controls and Procedures

        With the participation of our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the "reasonable assurance" level.

        During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The discussion "Regulation, Legal Proceedings and Guarantees" in Part I, Item 1, Note 3 of this Form 10-Q is incorporated herein by reference.

Item 6.    Exhibits and reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  A Current Report on Form 8-K was filed during the second quarter of 2003 on the following date for the item indicated:

    June 16, Item 5 Other Events—reporting a ratings change by Standard & Poor's Rating Services for rated members of Allstate Financial, including the registrant.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York (Registrant)
August 14, 2003	By	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description
3(i)(A)	Certificate of Amendment of the Restated Certificate of Incorporation of Allstate Life Insurance Company of New York dated November 3, 1995; Certificate of Amendment of the Restated Certificate of Incorporation of PM Life Insurance Company dated January 27, 1984; Restated Certificate of Incorporation of PM Life Insurance Company dated May 16, 1978. Incorporated herein by reference to Exhibit 3(i) to Allstate Life Insurance Company of New York's Annual Report on Form 10-K for 1998.
3(i)(B)
Certificate of Amendment of the Restated Charter of Allstate Life Insurance Company of New York dated December 17, 1999. Incorporated herein by reference to Exhibit 3(i)(A) to Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for quarter ended March 31, 2002.
3(i)(C)	Certificate of Amendment of the Restated Certificate of Incorporation of Allstate Life Insurance Company of New York dated May 28, 2003.
15	Acknowledgement of awareness from Deloitte & Touche LLP dated August 14, 2003, concerning unaudited interim financial information.
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification

E-1

QuickLinks

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002.
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and reports on Form 8-K
SIGNATURE