Form 10-Q
period 2003-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2003-11-14
CIK 839759

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

Yes ☐    No ☒

        As of October 31, 2003, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues
Premiums	$14,189	$13,483	$44,451	$67,429
Contract charges	12,721	12,930	39,394	37,537
Net investment income	66,612	58,586	193,999	168,795
Realized capital gains and losses	(1,276)	(10,231)	(4,492)	(11,696)

	92,246	74,768	273,352	262,065

Costs and expenses
Contract benefits	38,278	36,358	119,712	127,517
Interest credited to contractholder funds	26,557	22,667	78,349	63,438
Amortization of deferred policy acquisition costs	7,527	10,517	23,649	17,301
Operating costs and expenses	11,452	7,694	26,788	26,208

	83,814	77,236	248,498	234,464

Loss on disposition of operations	4,312	—	4,312	—
Income (loss) from operations before income tax expense (benefit)	4,120	(2,468)	20,542	27,601
Income tax expense (benefit)	1,267	(1,078)	6,934	9,274

Net income (loss)	$2,853	$(1,390)	$13,608	$18,327

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $3,754,573 and $3,283,274)	$4,288,345	$3,736,416
Mortgage loans	369,365	323,142
Short-term	140,580	104,200
Policy loans	33,797	33,758

Total investments	4,832,087	4,197,516
Cash	6,811	21,686
Deferred policy acquisition costs	165,719	166,925
Accrued investment income	46,560	42,197
Reinsurance recoverables	4,234	2,146
Current income taxes receivable	3,619	914
Other assets	22,054	10,244
Separate Accounts	588,452	537,204

Total assets	$5,669,536	$4,978,832

Liabilities
Contractholder funds	$2,545,399	$2,051,429
Reserve for life-contingent contract benefits	1,642,679	1,556,627
Deferred income taxes	95,381	94,771
Other liabilities and accrued expenses	226,577	188,371
Payable to affiliates, net	3,237	5,471
Reinsurance payable to parent	1,124	1,144
Separate Accounts	588,452	537,204

Total liabilities	5,102,849	4,435,017

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $25 par value, 100 thousand shares authorized, issued and outstanding	2,500	2,500
Additional capital paid-in	55,787	55,787
Retained income	329,481	315,873
Accumulated other comprehensive income:
Unrealized net capital gains and losses	178,919	169,655

Total accumulated other comprehensive income	178,919	169,655

Total shareholder's equity	566,687	543,815

Total liabilities and shareholder's equity	$5,669,536	$4,978,832

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$13,608	$18,327
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(36,760)	(36,046)
Realized capital gains and losses	4,492	11,696
Interest credited to contractholder funds	78,349	63,438
Changes in:
Contract benefit and other insurance reserves	13,382	32,573
Deferred policy acquisition costs	(22,172)	(24,101)
Income taxes payable	(7,083)	2,947
Other operating assets and liabilities	(1,697)	10,372

Net cash provided by operating activities	42,119	79,206

Cash flows from investing activities
Proceeds from sales of fixed income securities	200,613	185,066
Investment collections
Fixed income securities	179,900	136,888
Mortgage loans	21,967	14,995
Investment purchases
Fixed income securities	(805,583)	(759,169)
Mortgage loans	(69,214)	(62,276)
Change in short-term investments, net	(32,976)	(38,697)
Change in other investments, net	3,051	1,238
Change in policy loans, net	(39)	(73)

Net cash used in investing activities	(502,281)	(522,028)

Cash flows from financing activities
Contractholder fund deposits	579,411	573,023
Contractholder fund withdrawals	(134,124)	(121,467)

Net cash provided by financing activities	445,287	451,556

Net (decrease) increase in cash	(14,875)	8,734
Cash at beginning of period	21,686	7,375

Cash at end of period	$6,811	$16,109

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

        The condensed financial statements and notes as of September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Allstate Life Insurance Company of New York Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2003 and year-end 2002 presentations, certain amounts in the prior year's condensed financial statements have been reclassified.

        Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $5 million for the nine months ended September 30, 2002. There were no non-cash investment exchanges and modifications for the nine months ended September 30, 2003.

Adopted accounting standard

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"

        In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and utilized for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". While this statement applies primarily to certain derivative contracts and embedded derivatives entered into or modified after June 30, 2003, it also codifies conclusions previously reached by the FASB at various dates on certain implementation issues. The impact of adopting the provisions of this statement were not material to the Company's Condensed Statements of Operations or Financial Position.

Pending accounting standards

Statement of Position 03-01

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-01 entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The accounting guidance contained in the SOP addresses three areas: separate accounts presentation and valuation, accounting for sales inducements such as bonus interest, and the classification and valuation of certain long duration liabilities. The effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged.

        Based on management's review of the SOP, the most significant impact to the Company is the provision of the SOP that requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits and guaranteed income benefits. This liability will be determined based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The Company does not currently recognize these liabilities. The Company is currently evaluating the provisions of the statement. The Company plans to adopt the provisions of the statement no later than January 1, 2004. The effect of adoption may have a material impact on the Condensed Statements of Operations. However, the amounts may vary based on market conditions. Adoption is not expected to have a material impact on the Company's Condensed Statements of Financial Position.

Proposed standard

Emerging Issues Task Force Topic No. 03-01

        The Emerging Issues Task Force ("EITF") discussed Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks." The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS 115 marketable equity securities, SFAS 115 debt securities, and equity and cost method investments subject to APB Opinion No. 18). Due to the uncertainty of the final model or models that may be adopted, the estimated impact to the Company's Condensed Statements of Operations and Financial Position is presently not determinable.

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

        Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Premiums and contract charges
Direct	$28,874	$27,860	$89,414	$108,965
Assumed—non-affiliate	103	72	210	318
Ceded
Affiliate	(1,128)	(1,154)	(3,418)	(3,507)
Non-affiliate	(939)	(365)	(2,361)	(810)

Premiums and contract charges, net of reinsurance	$26,910	$26,413	$83,845	$104,966

        The effects of reinsurance on contract benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September30,
(in thousands)	2003	2002	2003	2002
Contract benefits
Direct	$40,791	$36,991	$124,024	$129,267
Assumed—non-affiliate	1	6	36	51
Ceded
Affiliate	(1,312)	(225)	(1,425)	(791)
Non-affiliate	(1,202)	(414)	(2,923)	(1,010)

Contract benefits, net of reinsurance	$38,278	$36,358	$119,712	$127,517

        Excluded from the table above are premiums ceded to ALIC of $647 thousand, $602 thousand, $1.9 million and $1.8 million for the three and nine month periods ended September 30, 2003 and 2002, respectively, under the terms of the structured settlement annuity reinsurance agreement described above. These premiums are recorded as investment expense and reflected in Net investment income in the Condensed Statements of Operations.

3.     Regulation, Legal Proceedings and Guarantees

Regulation

        The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of either insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

Legal proceedings

        Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

        AIC is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. Another lawsuit involves the worker classification of staff working in agencies. In this putative class action, plaintiffs seek damages under the Employee Retirement Income Security Act ("ERISA") and the Racketeer Influenced and Corrupt Organizations Act alleging that agency secretaries were terminated as employees by AIC and rehired by agencies through outside staffing vendors for the purpose of avoiding the payment of employee benefits. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

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

        The aggregate liability balance related to all guarantees was not material as of September 30, 2003.

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
	2003			2002
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(37,442)	$13,105	$(24,337)	$36,822	$(12,887)	$23,935
Less: reclassification adjustments	(1,277)	446	(831)	(10,279)	3,598	(6,681)

Unrealized net capital gains (losses)	(36,165)	12,659	(23,506)	47,101	(16,485)	30,616

Other comprehensive income (loss)	$(36,165)	$12,659	(23,506)	$47,101	$(16,485)	30,616

Net income			2,853			(1,390)

Comprehensive income (loss)			$(20,653)			$29,226

	Nine Months Ended September 30,
	2003			2002
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$10,720	$(3,751)	$6,969	$51,445	$(18,006)	$33,439
Less: reclassification adjustments	(3,531)	1,236	(2,295)	(10,515)	3,680	(6,835)

Unrealized net capital gains (losses)	14,251	(4,987)	9,264	61,960	(21,686)	40,274

Other comprehensive income (loss)	$14,251	$(4,987)	9,264	$61,960	$(21,686)	40,274

Net income			13,608			18,327

Comprehensive income			$22,872			$58,601

5.     Disposition of operations

        During the third quarter of 2003, the Company announced its intention to exit the Direct Response distribution business. Based on its decision to sell the business, the Company has recorded an estimated loss on the disposition of $4.3 million ($2.7 million, after-tax).

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company of New York:

        We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of September 30, 2003, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 13, 2003

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

Management has identified the Company as a single segment entity.

RESULTS OF OPERATIONS

        Summarized financial data is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Premiums	$14,189	$13,483	$44,451	$67,429
Contract charges	12,721	12,930	39,394	37,537
Net investment income	66,612	58,586	193,999	168,795
Contract benefits	38,278	36,358	119,712	127,517
Interest credited to contractholder funds	26,557	22,667	78,349	63,438
Amortization of DAC	7,925	11,368	22,493	18,441
Operating costs and expenses	11,452	7,694	26,788	26,208
Income tax expense	3,169	2,313	10,577	13,086
Loss on disposition of operations, after-tax	(2,735)	—	(2,735)	—
Realized capital gains and losses, after-tax(1)	(553)	(5,989)	(3,582)	(6,744)

Net income (loss)	$2,853	$(1,390)	$13,608	$18,327

Investments	$4,832,087	$4,003,652	$4,832,087	$4,003,652
Separate Accounts assets	588,452	511,227	588,452	511,227

Investments, including Separate Accounts assets	$5,420,539	$4,514,879	$5,420,539	$4,514,879

(1)
Realized capital gains and losses are reconciled in the table on page 16.

REVENUES

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Premiums	$14,189	$13,483	$44,451	$67,429
Contract charges	12,721	12,930	39,394	37,537
Net investment income	66,612	58,586	193,999	168,795
Realized capital gains and losses	(1,276)	(10,231)	(4,492)	(11,696)

Total revenues	$92,246	$74,768	$273,352	$262,065

        Total revenues increased 23.4% in the third quarter of 2003 compared to the third quarter of 2002, due to higher Net investment income and lower net realized capital losses. Total revenues rose 4.3% in the first nine months of 2003 compared to the first nine months of 2002. The increase was due to higher Net investment income, increased Contract charges and lower net realized capital losses partially offset by decreased Premiums from immediate annuities with life contingencies.

OPERATIONS

        Premiums included in the Condensed Statements of Operations, represent premiums generated from traditional life, immediate annuities with life contingencies, and other insurance products that have significant mortality or morbidity risk.

        Contract charges are generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as Contractholder funds or Separate Accounts liabilities. Contract charges are assessed against these contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in Contractholder funds and Separate Accounts are considered in the evaluation of growth and as indicators of future levels of revenues.

        The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Premiums
Life insurance
Traditional life	$5,393	$5,296	$16,467	$15,856
Other	2,037	2,082	6,405	6,574

Total life insurance	7,430	7,378	22,872	22,430
Annuities
Fixed annuities—immediate annuities with life contingencies	6,759	6,105	21,579	44,999

Total annuities	6,759	6,105	21,579	44,999

Total Premiums	14,189	13,483	44,451	67,429
Contract charges
Life insurance
Interest-sensitive life	8,727	9,131	28,173	27,090

Total life insurance	8,727	9,131	28,173	27,090
Annuities
Fixed annuities—deferred	467	233	1,307	571
Fixed annuities—immediate annuities without life contingencies	922	643	2,683	1,667
Variable annuities	2,605	2,923	7,231	8,209

Total annuities	3,994	3,799	11,221	10,447

Total Contract charges	12,721	12,930	39,394	37,537

Premiums and contract charges	$26,910	$26,413	$83,845	$104,966

        The following table summarizes Premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Premiums
Allstate agencies	$5,310	$5,272	$16,219	$15,833
Financial services firms (financial institutions and broker/dealers)	—	—	34	—
Specialized brokers	6,724	6,105	21,544	44,999
Independent agents	476	25	1,099	26
Direct marketing	1,679	2,081	5,555	6,571

Total Premiums	14,189	13,483	44,451	67,429
Contract charges
Allstate agencies	8,789	9,175	28,515	27,312
Financial services firms (financial institutions and broker/dealers)	2,961	3,104	8,083	8,549
Specialized brokers	922	643	2,683	1,667
Independent agents	49	8	113	9

Total Contract charges	12,721	12,930	39,394	37,537

Premiums and contract charges	$26,910	$26,413	$83,845	$104,966

        Total Premiums increased 5.2% to $14.2 million in the third quarter of 2003 from $13.5 million in the third quarter of 2002, due to an increase in sales of immediate annuities with life contingencies. Sales of immediate annuities with life contingencies fluctuate due to consumer preference as well as market and competitive conditions, which drive the level and mix of immediate annuities sold with or without life contingencies.

        Total Contract charges were $12.7 million in the third quarter of 2003 compared to $12.9 million in the third quarter of 2002. Higher fixed annuity contract charges were more than offset by a decline in variable annuities and interest-sensitive life insurance contract charges. The variable annuity daily average account values during the third quarter of 2003 were lower than the daily average account values during the third quarter of 2002, as poor equity market performance during the prior year and surrenders offset increases from new business and market appreciation since March of 2003.

        For the first nine months of 2003, Premiums and Contract charges decreased 20.1% compared to the first nine months of 2002. The decrease is due to decreased sales of immediate annuities with life contingencies resulting from competitive market conditions and lower variable annuity contract charges from lower average account values, partially offset by slightly higher traditional life insurance premiums, and higher contract charges related to interest-sensitive life insurance and fixed annuities.

        Contractholder funds, included in the Condensed Statements of Financial Position represent interest-bearing liabilities arising from the sale of interest-sensitive life and fixed annuities. The balance of the Contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in Contractholder funds.

	Changes from July 1 to September 30,		Changes from January 1 to September 30,
(in thousands)	2003	2002	2003	2002
Contractholder funds, beginning balance	$2,407,026	$1,666,106	$2,051,429	$1,438,640
Deposits:
Fixed annuities (immediate and deferred)(1)	146,433	272,476	498,863	527,369
Interest-sensitive life	27,567	13,863	80,548	45,654
Interest credited	26,557	22,667	78,349	63,438
Maturities, surrenders and other adjustments	(62,184)	(48,880)	(163,790)	(148,869)

Contractholder funds, ending balance	$2,545,399	$1,926,232	$2,545,399	$1,926,232

(1)
The fixed portion of variable annuity deposits are included in Fixed annuities.

        The increase in Contractholder funds of $138.4 million for the three months ended September 30, 2003 compared to the $260.1 million increase during the same period in 2002 is the result of fixed annuity deposits in both periods partially offset by a decrease in new deposits to the fixed portion of variable annuities. Deposits for the fixed portion of variable annuities included in Contractholder funds decreased $107.9 million in the third quarter of 2003 compared to the same period in 2002.

        For the first nine months of 2003, the change in Contractholder funds compared to the first nine months of 2002 reflects trends consistent with those for the three months ended September 30. Decreased deposits into variable annuity fixed account investment options and slightly higher surrenders and maturities were offset by fixed annuity deposits and increased interest-sensitive life deposits from new business.

        Separate Accounts liabilities, included in the Condensed Statements of Financial Position, are legally segregated from the Company's general account assets and represent the contractholders' claims to the related Separate Accounts assets. Separate Accounts liabilities primarily arise from the sale of variable annuities and variable life insurance. The balance of the Separate Accounts liabilities is equal to the cumulative deposits received plus the investment performance of the related assets less the cumulative contract surrenders, withdrawals, net transfers to/from the general account and cumulative contract charges for mortality or administrative expenses.

        The following table shows the changes in Separate Accounts.

	Changes from July 1 to September 30,		Changes from January 1 to September 30,
(in thousands)	2003	2002	2003	2002
Separate Accounts liabilities, beginning balance	$575,684	$589,029	$537,204	$602,657
Deposits	22,408	20,699	50,316	93,980
Investment results	13,437	(73,690)	60,692	(123,856)
Contract charges	(2,041)	(1,905)	(5,699)	(6,018)
Surrenders and other adjustments	(21,036)	(22,906)	(54,061)	(55,536)

Separate Accounts liabilities, ending balance	$588,452	$511,227	$588,452	$511,227

        Increases in Separate Accounts liabilities in the third quarter and first nine months of 2003 compared to the same periods in the prior year were primarily driven by strong equity market performance resulting in improved investment results during both periods and lower transfers into the fixed account investment options and surrenders.

        Net investment income increased 13.7% in the third quarter and 14.9% in the first nine months of 2003 compared to the same periods in the prior year. The increase in both periods was due to higher portfolio balances resulting from increased positive cash flows from product sales and deposits, partially offset by lower portfolio yields. The lower portfolio yields were primarily due to investment purchases of fixed income securities with interest rates lower than the current portfolio average. Investments as of September 30, 2003, excluding unrealized net capital gains on fixed income securities, increased 19.0% from September 30, 2002.

        Analysis of net income is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Investment margin	$16,015	$11,319	$45,933	$35,237
Mortality margin	6,222	8,150	14,808	28,683
Maintenance charges	5,210	5,200	15,448	15,377
Surrender charges	1,240	1,305	3,594	3,509
Amortization of DAC	(7,925)	(11,369)	(22,493)	(18,442)
Operating costs and expenses	(11,452)	(7,693)	(26,788)	(26,207)
Loss on disposition of operations, after-tax	(2,735)	—	(2,735)	—
Income tax expense	(3,169)	(2,313)	(10,577)	(13,086)
Realized capital gains and losses, after-tax	(553)	(5,989)	(3,582)	(6,744)

Net income (loss)	$2,853	$(1,390)	$13,608	$18,327

        Investment margin represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense. Investment margin increased 41.5% in the third quarter of 2003 compared to the same period in 2002 and increased 30.4% in the first nine months of 2003 compared to the first nine months of 2002.    Growth and management actions to reduce crediting rates where possible were partially offset by the decline in yields on assets supporting the Company's capital, traditional and interest-sensitive life and certain investment contracts with fixed interest crediting rates.

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.6%	6.9%	4.9%	4.9%	1.7%	2.0%
Fixed annuities—deferred	6.0	6.6	3.7	4.8	2.3	1.8
Fixed annuities—immediate	7.6	7.9	6.9	6.9	0.7	1.0
Investments supporting capital, traditional life and other products	6.2	6.7	N/A	N/A	N/A	N/A

        The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2003	2002	2003	2002	2003	2002
Interest-sensitive life	6.7%	7.0%	5.0%	5.0%	1.7%	2.0%
Fixed annuities—deferred	6.1	6.8	3.9	5.0	2.2	1.8
Fixed annuities—immediate	7.7	8.0	6.9	6.9	0.8	1.1
Investments supporting capital, traditional life and other products	6.3	6.8	N/A	N/A	N/A	N/A

        The decline in the weighted average investment spreads for the interest-sensitive life and immediate annuities were due to lower reinvestment yields than the portfolio average in both periods.

        The following table summarizes Contractholder funds and the Reserve for life-contingent contract benefits associated with the weighted average investment yield and weighted average interest crediting rates at September 30.

(in thousands)	2003	2002
Interest-sensitive life	$293,087	$270,670
Fixed annuities—deferred	1,772,336	1,180,696
Fixed annuities—immediate	1,827,784	1,742,008

	3,893,207	3,193,374
FAS 115/133 market value adjustment	192,510	108,806
Life-contingent contracts and other	102,361	86,611

Total Contractholder funds and Reserve for life-contingent contract benefits	$4,188,078	$3,388,791

        The following table summarizes investment margin by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Life insurance	$2,565	$2,953	$7,279	$7,689
Annuities	13,450	8,366	38,654	27,548

Investment margin	$16,015	$11,319	$45,933	$35,237

        Mortality margin, which represents premiums and cost of insurance charges less related policy benefits, was $6.2 million or 23.7% lower in the third quarter of 2003 compared to the third quarter of 2002. The decrease in mortality margin is primarily due to higher death claims on life insurance policies combined with lower death claims on immediate annuities with life contingencies. These decreases were partially offset by growth from new business and lower death benefits on variable annuities. Variable annuity guaranteed minimum death benefits ("GMDB") payments of $.5 million in the third quarter of 2003 decreased $.2 million compared to the same period in 2002. Variable annuity GMDB payments have decreased each quarter of 2003 as equity market improvements since the first quarter of 2003 have reduced the net amount at risk.

        For the first nine months of 2003, mortality margin was $14.8 million or 48.4% below the first nine months of 2002. The decline reflects the favorable mortality margin in the first half of 2002 from favorable death claims on immediate annuities with life contingencies and the recognition of reinsurance recoverables arising from the tragic events of September 11, 2001. The strengthening of reserves on certain traditional life insurance policies in the second quarter of 2003 contributed significantly to the decline as did higher variable annuity death benefits in the first half of 2003. The GMDB payments in the first nine months of 2003 were $2.5 million compared to $2.0 million in the first nine months of 2002.

        The following table summarizes mortality margin by product group.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Life insurance	$7,710	$8,894	$17,864	$26,251
Annuities	(1,488)	(744)	(3,056)	2,432

Mortality margin	$6,222	$8,150	$14,808	$28,683

        Amortization of DAC decreased 30.3% in the third quarter of 2003 compared to the same period in 2002 and increased 22.0% in the first nine months of 2003 compared to the first nine months of 2002. The decline in the third quarter compared to the same period of the prior year is primarily due to acceleration of amortization, commonly known as DAC unlocking, which was $6.3 million in the third quarter of 2002, partially offset by the increased amortization related to and in proportion with the growth in the fixed and variable annuity investment margins. The increase for the nine months ended September 30, 2003 compared to the same period in the prior year was primarily due to increased amortization due to growth of the investment margin partially offset by the $4.9 million of DAC unlocking in the prior year period.

        Operating costs and expenses increased 48.9% during the third quarter of 2003 compared to the third quarter of 2002 and increased 2.2% during the first nine months of 2003 compared to the same period of 2002. The increase in the third quarter of 2003 over the comparable period in the prior year is a result of certain distribution and technology expenses, higher employee related benefit expenses and increased taxes licenses and fees. The increase in the first nine months of 2003 from the comparable period in 2002 was due to higher employee related benefit expenses and increased taxes licenses and fees.

        Loss on disposition of operations resulted from the Company's recent announcement to exit the Direct Response distribution business. Based on its decision to sell the business, the Company has recorded an estimated loss on the disposition of $2.7 million, after-tax.

        Realized capital gains and losses are presented in the following table. After-tax realized capital gains and losses are presented net of the effects of DAC amortization to the extent that such amortization effects resulted from the recognition of realized capital gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Investment write-downs	$(295)	$(11,920)	$(7,547)	$(13,676)
Sales of fixed income securities	(2,726)	1,238	(1,100)	737
Valuation of derivative instruments	728	—	972	5
Settlement of derivative instruments	1,017	451	3,183	1,238

Realized capital gains and losses, pretax	(1,276)	(10,231)	(4,492)	(11,696)
Reclassification of amortization of DAC	398	851	(1,156)	1,140
Income tax benefit	325	3,391	2,066	3,812

Realized capital gains and losses, after-tax	$(553)	$(5,989)	$(3,582)	$(6,744)

        For further discussion of realized capital gains and losses, see "Investments".

INVESTMENTS

        The composition of the investment portfolio at September 30, 2003 is presented in the following table.

(in thousands)	Investments	Percent of total
Fixed income securities(1)	$4,288,345	88.8%
Mortgage loans	369,365	7.6
Short-term	140,580	2.9
Policy loans	33,797	0.7

Total	$4,832,087	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $3.75 billion.

        Total investments increased to $4.83 billion at September 30, 2003 from $4.20 billion at December 31, 2002 due to positive cash flows generated from operating and financing activities, increased unrealized gains on fixed income securities generated in a lower interest rate environment and increased funds associated with securities lending.

        Total investment balances related to funds associated with securities lending increased to $181.6 million at September 30, 2003 from $160.0 million at December 31, 2002.

        The Unrealized net capital gains on fixed income securities at September 30, 2003 were $533.8 million, an increase of $80.6 million or 17.8% since December 31, 2002. The net unrealized gain for the fixed income portfolio totaled $533.8 million, comprised of $549.9 million of unrealized gains and $16.1 million of unrealized losses at September 30, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $453.1 million at December 31, 2002, comprised of $479.5 million of unrealized gains and $26.4 million of unrealized losses. At September 30, 2003, the unrealized losses for the fixed income portfolio were concentrated in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $259.8 million comprised of $272.1 million of unrealized gains and $12.3 million of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation, banking and utilities sectors. These sectors comprised $8.0 million or 65.2% of the unrealized losses and $122.9 million or 45.2%, of the unrealized gains in the corporate fixed income portfolio.

        Approximately 95.9% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

(in thousands)	September 30, 2003			December 31, 2002
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$14,816	$13,862	0.3%	$23,395	$21,177	0.5%
Restructured	5,880	6,237	0.1	—	—	—
Potential problem	12,732	12,674	0.3	6,212	6,651	0.2

Total net carrying value	$33,428	$32,773	0.7%	$29,607	$27,828	0.7%

Cumulative write-downs recognized	$6,938			$15,446

        As of September 30, 2003, the balance of fixed income securities that the Company categorizes as restructured or potential problem increased from the balance as of year-end 2002 while the balance of fixed income securities categorized as problem decreased from the balance at year-end 2002. The increase in potential problem assets primarily resulted from company-specific poor operating fundamentals in the utility sector. The Company evaluated each of these securities through its watch list process at September 30, 2003 and recorded write-downs on securities that are deemed to be other than temporarily impaired. Approximately $655 thousand of net unrealized losses at September 30, 2003 are related to securities that the Company has included in the problem, restructured or potential problem categories. These securities represent 0.7% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While these balances may increase in the future, particularly if economic conditions continue to be unfavorable, management expects that the total amount of securities in these categories will remain a relatively low percentage of the total fixed income securities portfolio. The Company had no fixed income securities categorized as restructured at December 31, 2002.

        The components of pretax realized capital gains and losses are described in the table on page 16. Sales of fixed income securities in the third quarter and first nine months of 2003 resulted from actions taken to reduce credit exposure to certain issuers or industries and to provide liquidity for the purchase of investments that better meet certain investment objectives. Sales also include fees received from prepayments of fixed income securities and mortgage loans totaling $180 thousand and $201 thousand for the third quarter and first nine months of 2003, respectively, compared to $1.6 million and $4.2 million for the same periods of 2002, respectively.

CAPITAL RESOURCES AND LIQUIDITY

        Capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources.

(in thousands)	September 30, 2003	December 31, 2002
Common stock, retained earnings and other shareholder's equity items	$387,768	$374,160
Accumulated other comprehensive income	178,919	169,655

Total shareholder's equity	$566,687	$543,815

        Shareholder's equity increased $22.9 million in the first nine months of 2003 when compared to December 31, 2002 due to Net income of $13.6 million and to an increase of $9.3 million in Accumulated other comprehensive income.

        Financial Ratings and Strength    In June 2003, Standard & Poor's revised the insurance financial strength rating of Allstate Life Insurance Company ("ALIC") and its rated subsidiaries and affiliates, including the Company, from AA+ to AA and revised the rating outlook from negative to stable. Standard & Poor's stated that the rating change was due to several factors including their negative outlook on the life insurance industry, the recent decline in ALIC's Net income and their view that a subsidiary's rating cannot exceed the rating of its parent. ALIC's rating is now the same rating as that of AIC, the parent of ALIC. Moody's and A.M. Best's insurance financial strength ratings of the Company, ALIC and AIC remain unchanged. In reaffirming the A+ ratings of the Company, ALIC and AIC, A.M. Best assigned a positive rating outlook for these companies' ratings.

        Liquidity The Company's operations typically generate substantial positive cash flows from operations as most premiums and deposits are received in advance of the time when claim and benefit payments are required. These positive operating cash flows are expected to continue to meet the liquidity requirements of the Company.

        The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator in any calendar year is limited to formula amounts based on statutory surplus and statutory net gain from operations, determined in accordance with statutory accounting practices, for the immediately preceding calendar year. In the twelve-month period ending September 30, 2003, the Company has not paid any dividends. The maximum amount of dividends that the Company can distribute during 2003 without prior approval of the New York State Insurance Department is $16.3 million.

        A portion of the Company's diversified product portfolio, primarily fixed annuities and interest-sensitive life insurance products, is subject to surrender and withdrawal at the discretion of contractholders and therefore represents a significant potential use of cash in each fiscal period. These surrenders and withdrawals for the three-month and nine-month periods ended September 30, 2003 were $59.0 million and $141.3 million compared to $45.4 million and $127.7 million for the same periods last year. The total amount of surrenders and withdrawals for the first nine months of 2003 represented 3.4% of the Reserve for life-contingent contract benefits and Contractholder funds balance at September 30, 2003, compared to 3.8% in the first nine months of last year.

        The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at September 30, 2003 or December 31, 2002.

RECENT DEVELOPMENTS

  •
  Certain participants in the mutual fund industry have recently been investigated for alleged improper share trading practices. This negative publicity could potentially harm the confidence of investors in the mutual fund industry and have residual effects on sales of the Company's variable annuity products, which have underlying investments in mutual funds. Management currently does not expect that any effect on sales from these allegations will have a material impact on the Condensed Statements of Operations or Financial Position.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements, include but are not limited to those discussed or identified in this document (including the risk factor described below) and in the Company's public filings with the SEC.

  •
  Management expects that the total amount of securities categorized as problem, restructured or potential problem will remain a relatively low percentage of the total fixed income securities portfolio. However the amount so categorized could change for a variety of reasons, including adverse general economic conditions or adverse conditions in particular economic sectors represented in the Company's investment portfolio.

RISK FACTOR

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors Affecting The Company," in Part II Item 7 of the Company's Form 10-K filed March 31, 2003.

  •
  Conditions in the United States and international stock markets affect the Company's sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing Separate Accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. These factors could also result in accelerated DAC amortization and require increases in statutory reserves, which reduce statutory capital and surplus.

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

    None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York (Registrant)
November 14, 2003	By	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description
15	Acknowledgement of awareness from Deloitte & Touche LLP dated November 13, 2003, concerning unaudited interim financial information.
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1

QuickLinks