Form 10-K
period 2003-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2004-03-26
CIK 839759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-100029

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
             (Exact name of registrant as specified in its charter)

              NEW YORK                                 36-2608394
     (State of Incorporation)              (I.R.S. Employer Identification No.)

        100 MOTOR PARKWAY, SUITE 132
             HAUPPAUGE, NEW YORK                         11788
   (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: 631-357-8920

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

None of the common equity of the registrant is held by non-affiliates. Therefore, the aggregate market value of common equity held by non-affiliates of the registrant is zero.

As of March 15, 2004, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

Part III of this Form 10-K incorporates by reference certain information from The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2004, SEC File Number 1-11840.

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
Item 1.    Business *                                                                       1
Item 2.    Properties *                                                                     2
Item 3.    Legal Proceedings                                                                2
Item 4.    Submission of Matters to a Vote of Security Holders **                         N/A
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities                                        2
Item 6.    Selected Financial Data **                                                     N/A
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            2
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                      26
Item 8.    Financial Statements and Supplementary Data                                     27
Item 9.    Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                            53
Item 9A.   Controls and Procedures                                                         53
PART III
Item 10.   Directors and Executive Officers of the Registrant **                          N/A
Item 11.   Executive Compensation **                                                      N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters**                                                  N/A
Item 13.   Certain Relationships and Related Transactions **                              N/A
Item 14.   Principal Accountant Fees and Services                                          53
PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                54
           Signatures                                                                      57
           Supplemental Information to be Furnished With Reports Filed Pursuant
           to Section 15(d) of the Securities Exchange Act of 1934 by
           Registrants Which Have Not Registered Securities Pursuant to
           Section 12 of the Securities Exchange Act of 1934                               59
           Financial Statement Schedules                                                  S-1

           * Item prepared in accordance with General Instruction I(2) of Form 10-K
           ** Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1.  BUSINESS

     Allstate Life Insurance Company of New York ("Allstate Life of New York", "we", "us" or "our") was incorporated in 1967 as a stock life insurance company under the laws of the State of New York. In 1984, Allstate Life Insurance Company of New York was purchased by Allstate Life Insurance Company ("ALIC"). Allstate Life of New York is a wholly owned subsidiary of ALIC, a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company ("AIC") is owned by The Allstate Corporation (the "Corporation"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Corporation is the largest publicly held personal property lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, the Corporation provides insurance products to more than 16 million households and has approximately 12,900 exclusive agencies and exclusive financial specialists in the U.S. and Canada. The Corporation is the second-largest personal property and casualty insurer in the United States on the basis of 2002 statutory premiums earned and the nation's 13th largest life insurance business on the basis of 2002 ordinary life insurance in force and 19th on the basis of 2002 statutory admitted assets.

     Our mission is to assist financial services professionals in meeting their customers' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.

     We will pursue the following to grow our business organically: develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure and implement a more systematic risk management program. We also leverage the strength of the Allstate brand name across products and distribution channels. Products sold to customers in New York include interest-sensitive and traditional life insurance, variable life insurance, variable and fixed annuities and accident and health insurance. Products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), financial institutions and broker/dealers.

     The assets and liabilities relating to variable annuities and variable life products are legally segregated and reflected as assets and liabilities of the separate accounts in the financial statements. Assets of the separate accounts are only available for the benefit of the holders of these products and are not available to other creditors or policyholders with a claim solely against our general account assets. Absent any contract provision specifying either a guaranteed minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the underlying mutual funds of the separate accounts may not meet their stated investment objectives. The assets and liabilities relating to variable products issued with fixed fund options are divided between the applicable separate accounts for the variable portion of the product and the general account for the fixed portion of the product.

     The assets and liabilities relating to the other (non-variable) life insurance and annuity products are reflected in our general account.

     With regard to our personal life insurance, savings and retirement products, we compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brand, our financial strength and ratings, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable life and variable annuity products, we compete on the basis of the variety of providers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

     The market for these products continues to be highly fragmented and competitive. As of December 31, 2002, there were approximately 780 groups of life insurance companies in the United States, most of which offered one or more products similar to our personal life insurance, savings and retirement products. In some states, we compete with banks and savings and loan associations in the sale of life insurance products. In addition, because many of our personal life insurance, retirement and investment products include a savings or investment component, our competition includes securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses and demutualization and consolidation activity in the financial services industry.

     Allstate Life of New York is subject to extensive regulation. In the U.S. the method, extent and substance of such regulation varies by state but generally has its source in statutes that delegate regulatory authority to a state regulatory agency and define standards of conduct. In general, such regulation is intended for the protection of insurance policyholders rather than security holders. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. For discussion of statutory financial information, see Note 13 to the financial statements. For discussion of regulatory contingencies, see Note 11 to the financial statements. Notes 11 and 13 are incorporated in this Part I, Item 1 by reference.

     In recent years the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate Life of New York.

ITEM 2.  PROPERTIES

     Allstate Life of New York occupies office space in Hauppauge, New York and Northbrook, Illinois that is owned or leased by AIC. Expenses associated with these facilities are allocated to us on both a direct and indirect basis, depending on the nature and use.

ITEM 3.  LEGAL PROCEEDINGS

     Incorporated in this Item 3 by reference to the discussion under the headings "Regulations" and "Legal proceedings" in Note 11 of our financial statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no public trading market for our common stock. All of our outstanding common stock is owned by our parent, ALIC. ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by the Corporation. Within the past three years, no equity securities have been sold or repurchased by us.

     From January 1, 2002 through March 15, 2004, we paid no dividends on our common stock to ALIC.

     For additional information on dividends, including restrictions on the payment of dividends, see the "Liquidity" subsection of the "Capital Resources and Liquidity" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations". These items are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING THE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK (REFERRED TO IN THIS DOCUMENT AS "WE", "OUR" OR THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES BEGINNING ON PAGE 27. WE ARE MANAGED AS A SINGLE SEGMENT ENTITY.

     To conform to the 2003 presentation, certain prior year amounts have been reclassified.

     The most important matters that we monitor to evaluate the financial condition and performance of our company include:

     - For operations: investment and mortality margins; the amortization of deferred policy acquisition costs; premiums and deposits; expenses; operating income; invested assets and face amount of life insurance in force;
     - For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;
     - For financial condition: our financial strength ratings, and statutory capital levels and ratios; and
     - For product distribution: profitably growing distribution partner relationships and Allstate agent sales of all products and services in order to meet the protection and financial needs of our customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We have identified four accounting policies that require us to make assumptions and estimates that are significant to the financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and have a material impact on our financial statements. A brief summary of each of these critical accounting policies follows. For a more complete discussion of the effect of these policies on our financial statements, and the judgments and estimates relating to these policies, see the referenced sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). For a complete summary of our significant accounting policies see Note 2 of the financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data as inputs or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities are difficult to observe and to characterize. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.

     Periodic changes in fair values of investments classified as available for sale are reported as a component of accumulated other comprehensive income on the Statements of Financial Position and are not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a case-by-case basis considering a wide range of factors. There are a number of assumptions and estimates inherent when assessing impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtain which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since our portfolio is held at fair value and as a result, the related unrealized loss, net of tax, would already be reflected as accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 6 to the financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

DERIVATIVE INSTRUMENT VALUATION In the normal course of business, we use derivative financial instruments to reduce our exposure to market risk and in conjunction with asset/liability management. The fair value of exchange traded derivative contracts is based on independent market quotations, whereas the fair value of non-exchange traded derivative contracts is based on a valuation model that uses independent third party data as inputs. For further discussion of these policies and quantification of the impact of these estimates and assumptions, see Note 7 to the financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

DEFERRED POLICY ACQUISITION COSTS ("DAC") AMORTIZATION - We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Statements of Financial Position.

     The amortization methodology for DAC includes significant assumptions and estimates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     DAC related to traditional life insurance and other premium paying contracts is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies, change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the contracts.

     DAC related to interest-sensitive life, variable annuities and investment contracts is amortized in relation to the present value of estimated gross profits ("EGP") over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years. However, an assumption for the rate of contract surrenders is also used, which results in the majority of the DAC being amortized over the surrender charge period. The rate of amortization during the surrender charge period is matched to the assumed pattern of EGP. EGP consists of estimates of the following components: margins from mortality including guaranteed minimum death and income benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     The most significant assumptions involved in determining EGP are the expected separate accounts fund performance after fees, surrender rates, lapse rates, and investment and mortality margins. Our long-term assumption of separate accounts fund performance after fees is approximately 8%, which is consistent with our pricing assumptions. Whenever actual separate accounts fund performance, based on the two most recent years, varies from 8%, we create an estimate of performance levels over the next five years such that the mean return over that seven-year period equals the long-term 8% assumption. This process is referred to as a "reversion to the mean" and is commonly used by the life insurance industry. Although the use of a reversion to the mean assumption is common within the industry, the parameters used in the methodology are subject to judgment and vary between companies. For example, when applying this assumption we do not allow the future rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. Revisions to EGPs result in changes in the amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

     For quantification of the impact of these estimates and assumptions, see the Amortization of DAC and Forward-looking Statements and Risk Factors sections of the MD&A.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when estimating the reserve for life-contingent contract benefits. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.

     For further discussion of these policies see Note 8 of the financial statements and the Forward-looking Statements and Risk Factors sections of the MD&A.

2003 HIGHLIGHTS

- Revenues increased 3.7% in 2003 compared to 2002. This increase was primarily due to increased net investment income partially offset by lower premiums in 2003.
- Investments, including separate accounts assets, increased 16.7% to $5.52 billion due primarily to strong contractholder funds deposits and increases in separate accounts balances resulting from improved equity market performance and net new deposits during the year.
- Fixed annuity deposits increased to $512.7 million for 2003 compared to $388.7 million in 2002. The increase of $124.0 million was primarily due to competitive pricing.

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). ALIC, along with its wholly owned subsidiaries, is a leading provider of life insurance, annuities and other financial services to a broad spectrum of individual and institutional customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Our mission is to assist financial services professionals in meeting their customers' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.

     We will pursue the following to grow our business organically: develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure and implement a more systematic risk management program. We also leverage the strength of the Allstate brand name across products and distribution channels.

     Our product line includes a wide variety of financial protection, savings and retirement products aimed at serving the financial needs of our customers. Products include traditional life, interest-sensitive life and variable life insurance, variable and fixed annuities and accident and health insurance. Products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies), financial institutions and broker/dealers.

FINANCIAL HIGHLIGHTS

     Summarized financial data for the years ended and as of December 31 is presented in the following table.

(IN THOUSANDS)                                                 2003             2002             2001
                                                          -------------    -------------    -------------
REVENUES
Premiums                                                  $      68,011    $      93,270    $     104,068
Contract charges                                                 53,018           50,082           41,241
Net investment income                                           264,854          232,967          204,467
Realized capital gains and losses                                (8,518)         (12,573)           2,158
                                                          -------------    -------------    -------------
Total revenues                                                  377,365          363,746          351,934

COSTS AND EXPENSES
Contract benefits                                               167,221          178,163          185,449
Interest credited to contractholder funds                       106,020           87,555           73,956
Amortization of DAC                                              29,969           23,535            7,187
Operating costs and expenses                                     36,978           37,339           31,266
                                                          -------------    -------------    -------------
Total costs and expenses                                        340,188          326,592          297,858

Loss on disposition of operations                                (4,458)               -                -
Income tax expense                                              (12,029)         (12,975)         (18,517)
Cumulative effect of change in accounting principle,
  after-tax                                                           -                -             (147)
                                                          -------------    -------------    -------------
Net income                                                $      20,690    $      24,179    $      35,412
                                                          =============    =============    =============

Investments                                               $   4,857,833    $   4,197,516    $   3,227,855
Separate Accounts Assets                                        665,875          537,204          602,657
                                                          -------------    -------------    -------------
Investments, including Separate Accounts Assets           $   5,523,708    $   4,734,720    $   3,830,512
                                                          =============    =============    =============

PREMIUMS AND CONTRACT CHARGES Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The following table summarizes premiums and contract charges by product.

(IN THOUSANDS)                                                2003              2002             2001
                                                          -------------    -------------    -------------
PREMIUMS
Traditional life                                          $      22,998    $      22,379    $      25,785
Immediate annuities with life contingencies                      36,371           62,124           69,784
Other                                                             8,642            8,767            8,499
                                                          -------------    -------------    -------------
TOTAL PREMIUMS                                                   68,011           93,270          104,068
                                                          -------------    -------------    -------------

CONTRACT CHARGES
Interest-sensitive life                                          38,042           36,241           27,960
Variable annuities                                               10,084           10,657            9,547
Fixed annuities                                                   4,892            3,184            3,734
                                                          -------------    -------------    -------------
TOTAL CONTRACT CHARGES                                           53,018           50,082           41,241
                                                          -------------    -------------    -------------

TOTAL PREMIUMS AND CONTRACT CHARGES                       $     121,029    $     143,352    $     145,309
                                                          =============    =============    =============

       The following table summarizes premiums and contract charges by distribution channel.

(IN THOUSANDS)                                                 2003             2002             2001
                                                          -------------    -------------    -------------
PREMIUMS
Allstate agencies                                         $      22,664    $      22,309    $      25,789
Financial institutions and broker/dealers                            37                -                -
Specialized brokers                                              36,334           62,124           69,784
Independent agents                                                1,643               89                -
Direct marketing                                                  7,333            8,748            8,495
                                                          -------------    -------------    -------------
TOTAL PREMIUMS                                                   68,011           93,270          104,068
                                                          -------------    -------------    -------------

CONTRACT CHARGES
Allstate agencies                                                38,296           36,602           27,979
Financial institutions and broker/dealers                        11,147           11,171           10,326
Specialized brokers                                               3,403            2,282            2,936
Independent agents                                                  172               27                -
                                                          -------------    -------------    -------------
Total contract charges                                           53,018           50,082           41,241
                                                          -------------    -------------    -------------

TOTAL PREMIUMS AND CONTRACT CHARGES                       $     121,029    $     143,352    $     145,309
                                                          =============    =============    =============

     Total premiums decreased 27.1% in 2003 compared to 2002. The decrease was primarily the result of a decline in sales of immediate annuities with life contingencies and the discontinuance of our direct response business. The decline in premiums from our direct response business reflects management actions over the past two years to discontinue this business. Sales of immediate annuities with life contingencies fluctuate due to consumer preference as well as market and competitive conditions, which drive the level and mix of immediate annuities sold with or without life contingencies. Excluding the volatility of the immediate annuities with life contingencies, premiums increased a modest 1.6% as an 8.7% increase in traditional life premiums sold through our Allstate exclusive and independent agencies were mostly offset by lower premiums from products sold through direct marketing.

     Total premiums were $93.3 million in 2002 compared to $104.1 million in 2001. Premiums from immediate annuities with life contingencies decreased 11.0%. Overall, immediate annuities, including those without life contingencies, were down 14.4% compared to prior year as the competitive environment for structured settlement annuities and our focus on new sales meeting targeted returns reduced sales. Traditional life premiums decreased 13.2% when compared to 2001 as a result of the consumer shift to interest- sensitive life insurance from traditional whole life products.

     Contract charges increased 5.9% to $53.0 million in 2003 compared to $50.1 million in 2002. Higher interest-sensitive life and fixed annuity contract charges were partially offset by lower variable annuity contract

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

charges, which resulted from lower average variable annuity account values during the year. The increase in the interest sensitive-life and fixed annuities is representative of the growth in the amount of business in-force.

     Contract charges increased 21.4% in 2002 compared to 2001 due primarily to increased contract charges on interest-sensitive life insurance resulting from increased customer account values. Variable annuity contract charges increased 11.6% due to fees received on new deposits more than offsetting the impact of declines in account values resulting from poor equity market performance. Contract charges on fixed annuities decreased 14.7% compared to prior year due to favorable persistency.

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life and fixed annuities. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

     The following table shows the changes in contractholder funds.

(IN THOUSANDS)                                                 2003             2002            2001
                                                          -------------    -------------    -------------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                   $   2,051,429    $   1,438,640    $   1,109,182

DEPOSITS:
Fixed annuities (immediate and deferred)                        512,723          389,456          265,855
Interest-sensitive life                                          69,449           54,962           47,684
Variable annuity and life deposits allocated to fixed
    accounts                                                    146,616          315,698          161,310
                                                          -------------    -------------    -------------
Total deposits                                                  728,788          760,116          474,849

INTEREST CREDITED                                               106,020           87,555           73,956

BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Benefits and withdrawals                                       (174,205)        (160,214)        (102,662)
Contract charges                                                (40,554)         (33,892)         (28,478)
Net transfers to separate accounts                              (16,944)         (37,252)         (89,180)
Other adjustments                                                 3,791           (3,524)             973
                                                          -------------    -------------    -------------
TOTAL BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS              (227,912)        (234,882)        (219,347)

CONTRACTHOLDER FUNDS, ENDING BALANCE                      $   2,658,325    $   2,051,429    $   1,438,640
                                                          =============    =============    =============

     Contractholder funds deposits decreased 4.0% in 2003 compared to 2002 due to decreased deposits to the fixed account of variable annuities from lower variable annuity contract sales that more than offset a significant increase in fixed annuity deposits. Average contractholder funds increased 35.0% in 2003 compared to 2002 as a result of fixed annuity deposits that increased 31.9% over 2002 due to competitive pricing and our decision to maintain a market presence in our financial institutions distribution channel despite a challenging interest rate environment. Fixed annuities have been attractive to consumers in this distribution channel due to volatile equity markets and the uncertainty of future interest rates.

     Contractholder funds deposits increased in 2002 compared to 2001 due to significant increases in fixed annuity deposits. Fixed annuity deposits increased 46.2% over 2001 due to competitive pricing and our ability to achieve acceptable margins while deposits to the fixed account from variable annuities increased 95.7%. Average contractholder funds increased 37.0% in 2002 compared to 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

(IN THOUSANDS)                                                 2003             2002             2001
                                                          -------------    -------------    -------------
SEPARATE ACCOUNTS LIABILITIES, BEGINNING BALANCE          $     537,204    $     602,657    $     560,089

   Variable annuity and life deposits                           230,115          420,635          281,178
   Variable annuity and life deposits allocated to
      fixed accounts                                           (146,616)        (315,698)        (161,310)
                                                          -------------    -------------    -------------
   Net deposits                                                  83,499          104,937          119,868

   Investment results                                           114,539          (98,107)         (97,266)
   Contract charges                                              (7,894)          (7,851)          (7,766)
   Net transfers from fixed accounts                             16,944           37,252           89,180
   Surrenders and benefits                                      (78,417)        (101,684)         (61,448)
                                                          -------------    -------------    -------------

SEPARATE ACCOUNTS LIABILITIES, ENDING BALANCE             $     665,875    $     537,204    $     602,657
                                                          =============    =============    =============

     Separate accounts liabilities increased $128.7 million during 2003 compared to 2002 reflecting a significant improvement in investment results, lower surrenders and benefits, offset in part by lower net deposits. Net new variable annuity deposits decreased in 2003 compared to 2002 as significant deposits in 2002 were made and transferred to the fixed accounts because of the attractive crediting rates. These rates were lowered in late 2002 resulting in lower variable annuity contract sales. In volatile and uncertain equity markets, variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. This allows contractholders to transfer funds to separate accounts equity investment funds over time and to purchase their equity investment fund shares at multiple price levels. This is commonly referred to as dollar cost averaging. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

     Separate accounts liabilities decreased $65.5 million during 2002 compared to 2001, reflecting the significant decline in the equity market and higher levels of surrenders and benefits during the year.

NET INVESTMENT INCOME increased 13.7% in 2003 compared to 2002 and 13.9% in 2002 compared to 2001. The increases were due to higher portfolio balances during the year as investment income on positive cash flows from product sales and deposits was mostly offset by lower portfolio yields. Investments balances at December 31, 2003, excluding unrealized net capital gains, increased 16.9% from December 31, 2002 and increased 24.3% as of December 31, 2002 compared to December 31, 2001. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.

     During 2003 we reclassified reinsurance premiums paid to ALIC for the stop loss reinsurance agreement entered into in 2002, which meets the accounting definition of a derivative under Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", from net investment income for 2003 and from premiums for 2002 to realized capital gains and losses so that they are reported consistently with the corresponding fair value adjustments on this agreement. The reclassifications increased net investment income by $2.6 million for the year ended December 31, 2003 and increased premiums by $2.4 million for the year ended December 31, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

NET INCOME analysis is presented in the following table.

(IN THOUSANDS)                                                 2003             2002             2001
                                                          -------------    -------------    -------------
INVESTMENT MARGIN
Life insurance                                            $       9,962    $       9,954    $       8,680
Annuities                                                        55,541           42,325           37,189
                                                          -------------    -------------    -------------
Total investment margin                                          65,503           52,279           45,869

MORTALITY MARGIN
Life insurance                                                   25,075           33,686           23,326
Annuities                                                        (4,070)          (1,547)          (3,301)
                                                          -------------    -------------    -------------
Total mortality margin                                           21,005           32,139           20,025

Maintenance charges                                              21,309           21,637           20,381
Surrender charges                                                 4,825            4,546            4,096
                                                          -------------    -------------    -------------
Gross margin                                                    112,642          110,601           90,371

Amortization of DAC                                             (28,273)         (24,556)          (5,192)
Operating costs and expenses                                    (36,978)         (37,339)         (31,266)
Income tax expense                                              (17,520)         (17,151)         (18,459)
Realized capital gains and losses, after-tax                     (5,240)          (8,028)           1,394
DAC amortization expense on realized capital gains
   and losses, after-tax                                         (1,043)             652           (1,289)
Loss on disposition of operations, after-tax                     (2,898)               -                -
Cumulative effect of change in accounting
   principle, after-tax                                               -                -             (147)
                                                          -------------    -------------    -------------
Net income                                                $      20,690    $      24,179    $      35,412
                                                          =============    =============    =============

     INVESTMENT MARGIN represents the excess of investment income earned over interest credited to policyholders and contractholders and interest expense. Investment margin increased 25.3% in 2003 compared to 2002 due to a 29.6% increase in contractholder funds and actions to reduce crediting rates where possible, partially offset by the decline in the portfolio yield of fixed income securities from low market interest rates. The yield decline on the assets that support our immediate annuities and capital, traditional life and other products for which we do not have the ability to modify crediting rates also had a significant negative impact on the investment margin during the year.

     The investment margin increased 14.0% in 2002 compared to 2001. The increase was primarily attributable to a 42.6% increase in contractholder funds. The impact of this growth was partly offset by a decline in portfolio yields from lower market interest rates and a shift to sales of investment products with lower investment margins.

     The following table summarizes the annualized weighted average investment yields, interest crediting rates and investment spreads during 2003, 2002 and 2001.

                                          WEIGHTED AVERAGE          WEIGHTED AVERAGE        WEIGHTED AVERAGE
                                          INVESTMENT YIELD      INTEREST CREDITING RATE    INVESTMENT SPREADS
                                        --------------------    -----------------------   --------------------
                                        2003    2002    2001    2003     2002     2001    2003    2002    2001
                                        ----    ----    ----    ----     ----     ----    ----    ----    ----
Interest-sensitive life products         6.6%    6.8%    7.1%    4.9%     5.0%     5.2%    1.7%    1.8%    1.9%
Fixed annuities - deferred               6.1     6.8     7.7     3.8      4.9      5.8     2.3     1.9     1.9
Fixed annuities - immediate              7.8     8.1     8.1     6.9      6.9      7.0     0.9     1.2     1.1
Investments supporting capital,
  traditional life and other products    6.3     6.6     7.4     N/A      N/A      N/A     N/A     N/A     N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The following table summarizes the liabilities as of December 31 for these contracts and policies.

(IN THOUSANDS)                                                    2003            2002           2001
                                                             -------------   -------------   -------------
Interest-sensitive life products                             $     309,077   $     275,360   $     256,462
Fixed annuities - deferred                                       1,861,757       1,326,664         757,353
Fixed annuities - immediate                                      1,854,805       1,764,918       1,629,886
                                                             -------------   -------------   -------------
                                                                 4,025,639       3,366,942       2,643,701
FAS 115/133 market value adjustment                                215,406         149,506          13,511
Life-contingent contracts and other                                101,051          91,608          88,717
                                                             -------------   -------------   -------------
Total contractholder funds and reserve for life-contingent
    contract benefits                                        $   4,342,096   $   3,608,056   $   2,745,929
                                                             =============   =============   =============

     MORTALITY MARGIN, which represents premiums and cost of insurance contract charges less related policy benefits, was $21.0 million in 2003, reflecting an $11.1 million or 34.6% decline compared to 2002. The strengthening of reserves on certain traditional life insurance policies in 2003 contributed significantly to the decline as did higher variable annuity death benefits. Contract benefits paid include cash payments for variable annuity guaranteed minimum death benefits ("GMDBs") totaling $3.2 million, $2.7 million, and $955 thousand for the years ended December 31, 2003, 2002 and 2001, respectively. Premiums and cost of insurance contract charges on new business improved the mortality margin compared to prior year. Mortality and morbidity loss experience can cause benefit payments to fluctuate from period to period while underwriting and pricing guidelines are based on a long-term view of the trends in mortality and morbidity.

     Mortality margin increased 60.5% in 2002 compared 2001. Favorable mortality margin in 2002 reflects favorable death claims on immediate annuities with life contingencies and the recognition of reinsurance recoverables arising from the tragic events of September 11, 2001. The mortality margins in 2001 reflect the impact of the September 11, 2001 attack on the World Trade Center in New York City.

AMORTIZATION OF DAC increased 15.1% during 2003 compared to 2002 primarily due to in-force business growth as reflected in our contractholder funds and investment margin increases over 2002 partially offset by a lower DAC unlock. DAC amortization increased 373.0% during 2002 compared to 2001 due to the acceleration of amortization in 2002.

     We performed our annual comprehensive evaluation of DAC assumptions in the first quarter of 2003 and concluded that, due to sustained poor performance of the equity markets coupled with an expectation of moderate future performance due to continuing weakness in the U.S. economy and uncertainty in the geopolitical environment, it was no longer reasonably possible that variable annuity fund returns would revert to the expected long-term mean within the time horizon used in our reversion to the mean model. As a result, we unlocked the DAC assumptions for all investment products, including variable and fixed annuities, and interest-sensitive life products, to be consistent across all product lines.

     The 2003 unlocking of DAC assumptions includes a $1.2 million acceleration of amortization for interest-sensitive life as investment spreads and margins were projected to be lower than expected, partially offset by a favorable DAC unlock on variable annuities based on a revised projection of higher investment spreads and margins from increased utilization of the variable annuity fixed accounts. A significant assumption change in addition to the fixed account utilization for variable annuities involved resetting the variable annuity reversion to the mean calculation, such that future equity market performance during the five-year reversion period was reduced from 13.25% after fees to the long-term assumed return of 8% after fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The changes in the DAC asset are summarized in the following tables.

                                                                            AMORTIZATION      EFFECT OF
                            BEGINNING                                      (ACCELERATION)     UNREALIZED        ENDING
                             BALANCE       ACQUISITION    AMORTIZATION     DECELERATION        CAPITAL          BALANCE
                           DECEMBER 31,       COSTS        CHARGED TO        CHARGED TO       GAINS AND       DECEMBER 31,
(IN THOUSANDS)                2002          DEFERRED         INCOME          INCOME (1)         LOSSES           2003
                          -------------   -------------   -------------    -------------    -------------    -------------
Traditional life          $      32,371   $       3,291   $      (2,616)   $           -    $           -    $      33,046
Interest-sensitive life          59,752           7,169          (7,558)          (1,158)           2,026           60,231
Variable annuities               61,380          18,055          (8,021)             699          (19,370)          52,743
Investment contracts              9,406          29,233         (10,404)             153            8,920           37,308
Other                             4,016           1,157          (1,064)               -                -            4,109
                          -------------   -------------   -------------    -------------    -------------    -------------
Total                     $     166,925   $      58,905   $     (29,663)   $        (306)   $      (8,424)   $     187,437
                          =============   =============   =============    =============    =============    =============

                                                                            AMORTIZATION      EFFECT OF
                            BEGINNING                                      (ACCELERATION)     UNREALIZED        ENDING
                             BALANCE       ACQUISITION    AMORTIZATION     DECELERATION        CAPITAL          BALANCE
                           DECEMBER 31,       COSTS        CHARGED TO        CHARGED TO       GAINS AND       DECEMBER 31,
(IN THOUSANDS)                2001          DEFERRED         INCOME          INCOME (1)         LOSSES           2002
                          -------------   -------------   -------------    -------------    -------------    -------------
Traditional life          $      27,757   $       6,001   $      (1,387)   $           -    $           -    $      32,371
Interest-sensitive life          59,574           6,443          (7,748)           1,865             (382)          59,752
Variable annuities               50,637          22,328          (5,570)          (8,079)           2,064           61,380
Investment contracts             14,701          21,070          (2,866)           1,190          (24,689)           9,406
Other                             3,946           1,010            (940)               -                -            4,016
                          -------------    ------------   -------------    -------------     ------------   --------------
Total                     $     156,615   $      56,852   $     (18,511)   $      (5,024)   $     (23,007)   $     166,925
                          =============    ============   =============    =============     ============   ==============

     (1) Included as a component of Amortization of DAC on the Statements of Operations and Comprehensive Income.

     We believe that the variable annuity DAC asset is appropriately valued for the current economic environment. With moderate movements in the equity markets, the likelihood of future DAC unlocking is substantially reduced since the projected return in the mean reversion period is no longer at the maximum.

OPERATING COSTS AND EXPENSES decreased 1.0% in 2003 compared to 2002, as higher employee related benefits and guaranty fund assessments were more than offset by higher expense reimbursements on reinsured business and aggressive cost management. Operating costs and expenses increased 19.4% during 2002 compared to 2001 due to distribution expenses incurred on new growth initiatives and increased administrative expenses supporting our growth.

REINSURANCE CEDED We enter into reinsurance agreements with ALIC and unaffiliated carriers to limit our risk of mortality losses. For life insurance policies, beginning in 2002 we cede 80% of the mortality risk on certain term life policies to a pool of nine unaffiliated reinsurers. Mortality risk on policies in excess of $250 thousand per life is ceded to ALIC. As of December 31, 2003, 11.1% and 12.1% of our face amount of life insurance is reinsured to non-affiliates and to ALIC, respectively. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

     The reinsurance recoverables on paid and unpaid claims is $4.6 million and $2.1 million at December 31, 2003 and 2002, respectively.

     Estimating amounts of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

     Developments in the insurance industry have recently led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them to be considered a higher risk. There has also been recent consolidation activity between reinsurers in the industry, which causes reinsurance risk across the industry to be concentrated among fewer companies. Additionally, one of our primary reinsurers has announced its intention to no longer assume life insurance risks. As a result, we plan to reduce our non-affiliated reinsurance of term life insurance and evaluate alternative reinsurance structures.

     Our reinsurance recoverables, summarized by the reinsurers' Standard & Poor's financial strength ratings as of December 31, are shown in the following table. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                               2003                             2002
                                 -------------------------------   -------------------------------
                                   REINSURANCE                       REINSURANCE
(IN THOUSANDS)                     RECOVERABLES         %            RECOVERABLES         %
                                 --------------   --------------   --------------   --------------
AA                               $        3,237             70.6   $          976             45.5
AA-                                       1,347             29.4            1,170             54.5
                                 --------------   --------------   --------------   --------------
Total                            $        4,584            100.0   $        2,146            100.0
                                 ==============   ==============   ==============   ==============

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. At December 31, 2003, there were no reinsurance recoverable amounts that were greater than 60 days past due and we did not have an allowance established for them. No amounts have been deemed unrecoverable in the three years ended December 31, 2003.

     We have a reinsurance treaty through which we cede re-investment related risk on our structured settlement annuities to ALIC. The terms of this treaty meet the accounting definition of a derivative under SFAS No. 133. Accordingly, the treaty is recorded in the Statements of Financial Position at fair value, and changes in the fair value of the treaty and premiums paid to ALIC are recognized in realized capital gains and losses.

OUTLOOK

- Our ability to grow our investment margin is dependent upon maintaining profitable spreads between investment yields and interest crediting rates, and growing the amount of business in force. As interest rates decrease or remain at historically low levels, we expect a reduction in our investment yields. The amount in which these lower yields will reduce our investment margin is contingent on our ability to lower interest crediting rates on certain interest-sensitive products, which could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees, and may not match the timing or magnitude of changes in asset yields. Also, a significant amount of our invested assets are used to support our capital and non-interest-sensitive products, which do not provide this offsetting opportunity. As a result, we expect growth in our investment margin from net new business, which also fluctuates in relation to the interest rate environment, to be partially offset by compression in our in-force investment spreads.
- If equity markets perform at historical norms, we expect to see positive growth in our variable annuity gross margins from increased revenue and lower net GMDB payments on our in-force business. However, improvements and deteriorations in our variable annuity gross margins from changes in equity markets performance creates a proportional increase or decrease in variable annuity amortization of DAC, which will offset a significant portion of the changes in gross margins.
- Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. To eliminate some of these market concerns, we are expecting to retain more of our mortality risk in 2004. This change will have a diminutive effect on our net income in the short-term, but will provide the foundation to drive increased long-term growth in our life insurance business. Our mortality margins will also be more volatile in the future as we retain and manage more of our mortality risk, which will require increased statutory capital.

INVESTMENTS

     An important component of our financial results is the return on our investment portfolio. The investment portfolios are managed based upon the nature of the business and our corresponding liability structure.

OVERVIEW AND STRATEGY Our investment strategy is based upon a strategic asset allocation framework that takes into account the need to manage the portfolio on a risk-adjusted spread basis for the underlying contract liabilities and to maximize return on retained capital. Generally, a combination of recognized market, analytical and proprietary modeling is used to achieve a desired asset mix in the management of the portfolio. The strategic asset allocation model portfolio is the primary basis for setting annual asset allocation targets with respect to interest sensitive, illiquid and credit asset allocations as well as limitations with respect to overall below-investment-grade exposure and diversification requirements. On a tactical basis, decisions are made on an option adjusted relative value basis staying within the constraints of the strategic asset allocation framework. We believe asset spread is maximized by selecting assets that perform on a long-term basis and by using trading to minimize the effect of downgrades and defaults. Total return measurement is used on a selective basis where the asset risks

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

are significant (e.g., high yield fixed income securities, convertible bonds). We expect that by employing this strategy we will minimize interest rate market impacts on investment income and provide sustainable investment income over time.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2003 is presented in the table below. Also, see Notes 2 and 6 of the financial statements for investment accounting policies and additional information.

                                        DECEMBER 31, 2003                 DECEMBER 31, 2002
                                 -------------------------------   -------------------------------
                                    CARRYING         PERCENT          CARRYING         PERCENT
(IN THOUSANDS)                       VALUE           OF TOTAL           VALUE          OF TOTAL
                                 --------------   --------------   --------------   --------------
Fixed income securities (1)      $    4,415,327             90.9%  $    3,736,416             89.0 %
Mortgage loans                          385,643              7.9          323,142              7.7
Short-term                               22,756              0.5          104,200              2.5
Policy loans                             34,107              0.7           33,758              0.8
                                 --------------   --------------   --------------   --------------
    Total                        $    4,857,833            100.0%  $    4,197,516            100.0 %
                                 ==============   ==============   ==============   ==============

(1)Fixed income securities are carried at fair value. Amortized cost basis for these securities was $3.94 billion and $3.28 billion at December 31, 2003 and 2002, respectively.

     Total investments increased to $4.86 billion at December 31, 2003 from $4.20 billion at December 31, 2002 primarily due to positive cash flows generated from operating and financing activities and increased unrealized gains on fixed income securities.

     Total investment balances related to collateral, due to securities lending, decreased to $134.5 million at December 31, 2003 from $160.0 million at December 31, 2002.

     We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Policies section of the MD&A.

     The following table shows the investment portfolio, and the sources of its fair value, at December 31, 2003.

                                                                                      DERIVATIVE
                                                           INVESTMENTS                CONTRACTS
                                                  -------------------------------   --------------
                                                       FAIR           PERCENT            FAIR
(IN THOUSANDS)                                        VALUE           OF TOTAL          VALUE
                                                  --------------   --------------   --------------
Value based on independent market quotations      $    3,350,658             69.0%  $           (1)
Value based on models and other valuation
   methods                                             1,087,425             22.4              225
Mortgage loans and policy loans, valued at cost          419,750              8.6                -
                                                  --------------   --------------   --------------
    Total                                         $    4,857,833            100.0%  $          224
                                                  ==============   ==============   ==============

FIXED INCOME SECURITIES

     See Note 6 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income securities for the years ended December 31, 2003 and 2002.

     U.S. government and agencies of the U.S. government securities were all rated investment grade at December 31, 2003.

     Municipal bonds, including tax-exempt and taxable securities, totaled $212.4 million and all were rated investment grade at December 31, 2003. Approximately 26.3% of the municipal bond portfolio was insured by four bond insurers and accordingly have a rating of Aaa or Aa. The municipal bond portfolio at December 31, 2003 consisted of 32 issues from 28 issuers. The largest exposure to a single issuer was 8.9% of the municipal bond portfolio.

     Corporate bonds totaled $2.64 billion and 93.1% were rated as investment grade at December 31, 2003. As of December 31, 2003, the fixed income securities portfolio contained $1.18 billion of privately placed corporate obligations or 44.7% of the total corporate obligations in the portfolio, compared with $1.00 billion at December

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

31, 2002. The benefits of privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A disadvantage of privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2003, 92.0% of the privately placed securities were rated as investment grade.

     Foreign government securities totaled $254.8 million and all were rated investment grade at December 31, 2003.

     Mortgage-backed securities ("MBS") totaled $609.9 million at December 31, 2003. In our MBS portfolio, the credit risk is mitigated due to the fact that 51.9% of the portfolio consists primarily of securities that were issued by or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is also subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. We attempt to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2003, approximately 50.0% of the MBS portfolio was invested in planned amortization class bonds or the equivalent. Though these security types offer greater relative prepayment protection than other MBS securities, the degree of protection has been limited in this interest rate environment. Based on market conditions and potential changes in portfolio management objectives, the value of this protection and the significance of these holdings relative to the entire portfolio may be reduced in future periods.

     Asset-backed securities ("ABS") totaled $46.0 million at December 31, 2003. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of the collateral. Approximately 49.1% of the ABS portfolio had a Moody's rating of Aaa, or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. The ABS portfolio is also subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets. Approximately 6.7% of our ABS portfolio is invested in securitized credit card receivables. The remainder of the portfolio is primarily backed by bank trust preferred securities and high yield corporate bonds and loans.

    At December 31, 2003, 95.8% of our fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating.

     The following table summarizes the credit quality of the fixed income securities portfolio as of December 31, 2003.

(IN THOUSANDS)

   NAIC                                                FAIR           PERCENT
  RATING     MOODY'S, S&P OR EQUIVALENT                VALUE          OF TOTAL
----------   ----------------------------------   --------------   --------------
     1       Aaa/Aa/A                             $    2,936,733             66.5%
     2       Baa                                       1,297,372             29.3
     3       Ba                                           96,961              2.2
     4       B                                            60,306              1.4
     5       Caa or lower                                 16,058              0.4
     6       In or near default                            7,897              0.2
                                                  --------------   --------------
                                                  $    4,415,327            100.0%
                                                  ==============   ==============

    UNREALIZED GAINS AND LOSSES See Note 6 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining that they are not other than temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2003 were $479.9 million, an increase of $26.7 million or 5.9% since December 31, 2002. Gross unrealized losses were primarily concentrated in the corporate fixed income securities and were comprised of securities in the following sectors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

                                                                GROSS UNREALIZED
                                            AMORTIZED     -----------------------------        FAIR
(IN THOUSANDS)                                COST            GAINS           LOSSES           VALUE
                                          -------------   -------------   -------------    -------------
AT DECEMBER 31, 2003
Corporate:
  Public utilities                        $     510,147   $      75,324   $      (1,123)   $     584,348
  Consumer (cyclical and non-cyclical)          362,194          29,816            (971)         391,039
  Banking                                       342,263          29,813          (3,086)         368,990
  Basic industry                                240,496          14,521          (1,318)         253,699
  Capital goods                                 209,844          10,879          (2,072)         218,651
  Communications/media                          185,860          19,529            (726)         204,663
  Energy                                        140,039           6,497            (888)         145,648
  Financial services                            135,994          11,396            (266)         147,124
  Other                                         132,441          37,498             (37)         169,902
  Transportation                                110,156          10,539          (3,372)         117,323
  Technology                                     34,260           3,171            (159)          37,272
                                          -------------  --------------  --------------   --------------
Total corporate fixed income portfolio        2,403,694         248,983         (14,018)       2,638,659

U.S. government and agencies                    488,037         166,876          (1,341)         653,572
Municipal                                       206,364           7,137          (1,121)         212,380
Foreign government                              200,682          54,100               -          254,782
Asset-backed securities                          43,442           2,593             (37)          45,998
Mortgage-backed securities                      593,228          19,144          (2,436)         609,936
                                          -------------  --------------  --------------   --------------
  Total fixed income securities           $   3,935,447   $     498,833   $     (18,953)   $   4,415,327
                                          =============  ==============  ==============   ==============

     The transportation, banking and capital goods sectors had the highest concentration of unrealized losses in our corporate fixed income securities portfolio at December 31, 2003. The gross unrealized losses in these sectors are primarily company specific or interest rate related. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process at December 31, 2003.

     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2003.

           (IN THOUSANDS)
 NAIC      MOODY'S, S&P OR                  UNREALIZED       PERCENT          FAIR            PERCENT
RATING     EQUIVALENT                          LOSS         OF TOTAL          VALUE           OF TOTAL
                                          -------------   -------------   -------------    -------------
   1       Aaa/Aa/A                       $     (10,114)           53.3%  $     371,196             62.5%
   2       Baa                                   (6,061)           32.0         178,013             30.0
   3       Ba                                      (788)            4.2          18,292              3.1
   4       B                                     (1,878)            9.9          18,534              3.1
   5       Caa or lower                            (112)            0.6           4,998              0.8
   6       In or near default                         -             0.0           2,977              0.5
                                          -------------   -------------   -------------    -------------
           Total                          $     (18,953)          100.0%  $     594,010            100.0%
                                          =============   =============   =============    =============

     The table includes six securities that have not yet received an NAIC rating, for which we have assigned a rating based on an analysis similar to that used by the NAIC, with a fair value totaling $22.3 million and an unrealized loss of $271 thousand. Due to lags between the funding of an investment, processing of final legal documents, filing with the Securities Valuation Office of the NAIC ("SVO"), and rating by the SVO, we will always have a small number of securities that have a pending rating.

     At December 31, 2003, $16.2 million, or 85.3%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     As of December 31, 2003, $2.8 million of the gross unrealized losses were related to below investment grade fixed income securities. Included among the securities that are rated below investment grade are both public and privately placed high-yield bonds and securities that were purchased at investment grade, but have since been

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

downgraded. We mitigate the credit risk of investing in below-investment-grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities and through diversification of the portfolio.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2003 is shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                                UNREALIZED       PERCENT           FAIR         PERCENT
(IN THOUSANDS)                                     LOSS          OF TOTAL          VALUE        OF TOTAL
                                              -------------    -----------     ------------    ----------
Due in one year or less                       $          (2)             -%    $        183             -%
Due after one year through five years                    (8)             -            5,460           0.9
Due after five years through ten years               (7,728)          40.8          224,087          37.7
Due after ten years                                  (8,742)          46.2          200,595          33.8
Mortgage- and asset- backed securities(1)            (2,473)          13.0          163,685          27.6
                                              -------------    -----------     ------------    ----------
Total                                         $     (18,953)         100.0%    $    594,010         100.0%
                                              =============    ===========     ============    ==========

(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate fixed income securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have concern, are evaluated based on facts and circumstances for inclusion on our watch-list. The watch-list is reviewed in detail to determine whether any other than temporary impairment exists. For additional information, see Note 6 of the financial statements.

     The following table contains the individual securities as of December 31, 2003, with the ten largest unrealized losses.

                                                            UNREALIZED         FAIR              NAIC
(IN THOUSANDS)                                                 LOSS            VALUE            RATING
                                                          -------------    -------------    -------------
U.S. government agency                                    $      (1,309)   $      16,697          1
European utility                                                   (761)           6,685          2
County general obligation - pension fund                           (710)           9,290          1
Major U.S. airline                                                 (684)           4,912          3
MBS for residential loans                                          (647)           9,434          1
MBS for commercial loans                                           (544)           9,504          1
Major U.S. Airline                                                 (461)           1,649          4
Domestic bank                                                      (458)           5,146          1
Domestic bank                                                      (444)           6,034          1
Major U.S. airline                                                 (436)           1,618          4
                                                          -------------    -------------
   Total                                                  $      (6,454)   $      70,969
                                                          =============    =============

     We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem". Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

                                               2003                                     2002
                            ---------------------------------------    -------------------------------------
                                                          PERCENT                                  PERCENT
                                                         OF TOTAL                                  OF TOTAL
                                                           FIXED                                    FIXED
                              AMORTIZED       FAIR        INCOME        AMORTIZED      FAIR        INCOME
(IN THOUSANDS)                   COST         VALUE      PORTFOLIO         COST        VALUE      PORTFOLIO
                            ------------   ----------   -----------    -----------   ---------   -----------
Problem                     $     13,186       12,533           0.3%   $    23,395   $  21,177           0.5%
Restructured                       5,701        6,303           0.1              -           -           0.0
Potential problem                 17,899       17,843           0.4          6,212       6,651           0.2
                            ------------   ----------   -----------    -----------   ---------   -----------
Total net carrying value    $     36,786       36,679           0.8%   $    29,607   $  27,828           0.7%
                            ============   ==========   ===========    ===========   =========   ===========
Cumulative write-downs
    recognized              $      4,817                               $    15,446
                            ============                               ===========

     We have experienced a decrease in our balance of fixed income securities categorized as problem as of December 31, 2003 compared to December 31, 2002. The decrease was related primarily to the sale of holdings in this category due to specific developments causing a change in our outlook and intent to hold those securities and the movement of certain securities to the restructured category. The increase in the potential problem category assets primarily resulted from liquidity constraints in the utility sector of the market in 2003.

     We also evaluated each of these securities through our portfolio monitoring process at December 31, 2003 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN THOUSANDS)                                                 2003             2002             2001
                                                          -------------    -------------    -------------
Investment write-downs                                    $      (7,682)   $     (15,760)   $      (1,371)
Sales                                                            (1,587)           4,292            3,529
Valuation of derivative instruments                              (2,140)          (2,605)               -
Settlement of derivative instruments                              2,891            1,500
                                                          -------------    -------------    -------------
Realized capital gains and losses, pretax                        (8,518)         (12,573)           2,158
Income tax benefit (expense)                                      3,278            4,545             (764)
                                                          -------------    -------------    -------------
Realized capital gains and losses, after-tax              $      (5,240)   $      (8,028)   $       1,394
                                                          =============    =============    =============

     Investment write-downs during 2003 represent approximately 0.2% of the average total investment portfolio value during the year. For the year ended December 31, 2003, the $1.6 million in net losses from sales was comprised of gross gains of $5.6 million and gross losses of $7.2 million. Gross losses from sales of fixed income securities were $6.9 million which, combined with investment write-downs on fixed income securities of $6.6 million, represents total gross realized losses of $13.5 million.

     In 2003, losses from sales were primarily related to routine reductions of exposures to deteriorating credits and reallocation of funds to other investments in a higher interest rate environment. We may sell securities during the period in which fair value has declined below amortized cost. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocation can subsequently change our previous intent to continue holding a security.

     Our largest losses on write-downs resulted from the write-down of $5.2 million of a major U.S. airline that was taken in early 2003 and reflected a heightened probability of bankruptcy; and the write-down of $1.2 million of commercial office property resulting from the bankruptcy proceedings of the borrower. The property was subsequently sold.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The five largest losses from sales of individual securities for the year ended December 31, 2003 totaled $3.9 million with the largest being $1.3 million and the smallest being $489 thousand. Of those losses, one related to a security that was in an unrealized loss position of greater than 20% of amortized cost for greater than twelve months. These securities were sold primarily due to deteriorating credit, to adjust sector exposures or to take advantage of relative value opportunities.

MORTGAGE LOANS Our $385.6 million mortgage loans portfolio at December 31, 2003 and $323.1 million at December 31, 2002 was comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had net realized capital losses related to write-downs of $1.1 million and $119 thousand for the years ended December 31, 2003 and 2001, respectively. At December 31, 2002, we had no realized capital gains or losses related to write-downs on mortgage loans.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $22.8 million and $104.2 million at December 31, 2003 and 2002, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

     We also participate in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount equal to 102% of the fair value of loaned securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is subsequently invested and included in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities. At December 31, 2003, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $7.1 million. This compares to $79.2 million at December 31, 2002.

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in equity prices or interest rates. Our primary market risk exposure is to changes in interest rates, although we also have certain exposures to changes in equity prices.

     The active management of market risk is integral to our results of operations. We may use the following approaches to manage our exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the character of investments purchased in the future or
3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of these derivative financial instruments, see Note 7 of the financial statements.

OVERVIEW We generate substantial investable funds from our business operations. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of our underlying risks and product profiles.

     Investment guidelines define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. In addition, we follow guidelines that have been approved by our board of directors and that specify the investment limits and strategies that are appropriate given our liquidity, surplus, product, and regulatory requirements. Executive oversight of investment risk management processes is conducted primarily through the board of directors and investment committees. Administration and detailed managerial oversight of investment risk, including market risk, is provided through our credit and risk management committee ("CRMC"). We also have an enterprise-wide committee called the Enterprise Risk Council ("ERC") that is responsible for assessing risks, including market and other investment risks, on an integrated basis across subsidiaries and organizations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     We manage our exposure to market risk through the use of asset allocation limits, duration limits and value-at-risk limits, through the use of simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolios, and, as appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income markets over a time interval based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment guidelines.

INTEREST RATE RISK is the risk that we will incur an economic loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and carry significant interest-sensitive liabilities.

     We manage the interest rate risk in our assets relative to the interest rate risk inherent in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2003, the difference between our asset and liability duration was (0.1) compared to a (1.0) gap at December 31, 2002. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.

     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit exposure to interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy includes using interest rate swaps and futures to reduce the interest rate risk resulting from unintended duration mismatches between assets and liabilities, and financial futures to hedge the interest rate risk related to anticipated purchases and sales of investments and product sales to customers.

     To calculate duration, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the financial statements) and certain other items including interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $46.3 million, compared to a decrease of $6.4 million at December 31, 2002. Additionally, there are $253.2 million of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments and as a result have not been included in the above estimate. This amount has increased from the $217.6 million reported at December 31, 2002 due to increases in policies in force. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, these assets would decrease in value by $10.2 million, compared to a decrease of $4.1 million at December 31, 2002. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

     To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculations assume that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     EQUITY PRICE RISK is the risk that we will incur economic losses due to adverse changes in a mutual fund or stock index.

     At December 31, 2003 and 2002, we had separate accounts assets with account values totaling $665.9 million and $537.2 million, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $684 thousand and $892 thousand less in fee income at December 31, 2003 and 2002, respectively.

     Variable annuity contracts we sell usually have a GMDB and customers may choose to purchase an enhanced GMDB and guaranteed minimum income benefits ("GMIB") prior to 2004 and beginning in 2004 a TrueReturn(SM) Accumulation Benefit ("GMAB") on certain contracts. These guarantees subject us to additional equity risk because the beneficiary or contractholder may receive a benefit that is greater than the current account value. GMDBs are payable upon death, while GMIBs are payable on or after the ten-year anniversary of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are payable on a date that is pre-determined by the contractholder, between the eighth and twentieth year of the contract. GMABs guarantee a return of up to 2.5 times (or 250%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocations. The GMABs will be 100% ceded to ALIC under a reinsurance agreement.

     At December 31, 2003 and 2002, the guaranteed value of the death benefits in excess of account values was estimated to be $117.9 million and $200.6 million, respectively. The decrease in this estimate between periods is attributable to improved equity markets during 2003. In both periods, approximately two-thirds of this exposure is related to the return of deposits guarantee, while the remaining one-third is attributable to a death benefit guarantee greater than the original deposits.

     We estimate the present value of expected future payments for GMDBs for the next 40 quarters to be approximately $5.6 million at December 31, 2003 compared to $7.3 million at December 31, 2002. In order to calculate this estimate, we considered the current guarantees outstanding for all contracts that contain GMDBs, the expected fund performance and the assumptions and methodology we use for DAC amortization. The decrease in this estimate at December 31, 2003 is primarily attributable to the equity market improvement during the year. We also estimate the effect on expected future GMDB payments in the event of extreme adverse market conditions. In the event of an immediate decline in account values of 10% due to equity market declines, payments for guaranteed death benefits at December 31, 2003 would increase by an estimated $473 thousand during the next year. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. Also, our actual payment experience in the future may not be consistent with the assumptions used in the model.

     Included among the GMIB contracts we have sold are contracts that provide the contractholder with the right to annuitize based on the highest account value at any anniversary date or on a guaranteed earnings rate based on the initial account value over the specified period. The guaranteed benefit feature was first offered in certain of our GMIB products beginning in 2002, with guaranteed benefits available for election by the contractholders beginning in 2012. The present value of the guaranteed value of these benefits in excess of the current account values at December 31, 2003 and 2002 is immaterial to our financial condition.

     As of December 31, 2003 we do not have a reserve established for GMDBs or GMIBs; however, this will change with the adoption of Statement of Position 03-01 in 2004. See Note 2 of the financial statements for a discussion of this pending accounting change.

     Additional sales of variable annuity contracts will increase our equity risk because of these benefits. An increase in the equity markets above the December 31, 2003 level will increase account values for these contracts, thereby decreasing the risk of the GMDBs, GMIBs and GMABs being utilized in the future. Likewise, a decrease in the equity markets that causes a decrease in the account values will increase our equity risk because of these benefits.

     We are also exposed to equity risk in DAC. Fluctuations in the value of the variable annuity and life contract account values due to the equity market affect DAC amortization, because the expected fee income and guaranteed benefits payable are components of the EGP for variable life and annuity contracts. For a more detailed discussion of DAC, see Note 2 of the financial statements and the Application of Critical Accounting Policies section of the MD&A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31.

(IN THOUSANDS)                                                 2003             2002            2001
                                                          -------------    -------------    -------------
Common stock, additional capital paid-in and
  retained income                                         $     394,850    $     374,160    $     339,981
Accumulated other comprehensive income                          138,724          169,655          118,995
                                                          -------------    -------------    -------------
     Total shareholder's equity                           $     533,574    $     543,815    $     458,976
                                                          =============    =============    =============

     SHAREHOLDER'S EQUITY decreased in 2003 when compared to 2002 due to a decrease in accumulated other comprehensive income of $30.9 million partially offset by net income of $20.7 million. Shareholder's equity increased in 2002 when compared to 2001, due to an increase of $50.7 million in accumulated other comprehensive income, net income of $24.2 million and a capital contribution of $10.0 million from ALIC. In 2001, shareholder's equity increased as a result of net income of $35.4 million and an increase of $753 thousand in accumulated other comprehensive income.

FINANCIAL RATINGS AND STRENGTH Our insurance financial strength was rated Aa2, AA, and A+g by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2003.

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks and the current level of operating leverage. In February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of the Company, ALIC and certain rated ALIC subsidiaries and affiliates.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for assessing RBC. The formula for calculating RBC takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2003, our RBC was above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action from insurance regulatory authorities. The NAIC analyzes data provided by insurance companies using prescribed ratios, each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Our ratios are within these ranges.

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the following activities:

       Receipt of insurance premiums
       Contractholder fund deposits
       Reinsurance recoveries
       Receipts of principal and interest on investments
       Sales of investments
       Funds from securities lending
       Inter-company loans and tax refunds/settlements
       Capital contributions from parent

     Our potential uses of funds principally include the following activities:

       Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
       Operating costs and expenses
       Purchase of investments
       Repayment of securities lending
       Repayment of inter-company loans
       Dividends to shareholder

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Decreased operating cash flows in 2003 compared to 2002 primarily relates to a decline in premiums from immediate annuities with life contingencies and higher acquisition related expenses partially offset by increased investment income. Cash flows in investing activities declined in 2003 as a result of decreased cash available for investment resulting from decreased operating and financing cash flows.

     Declines in cash flow from financing activities during 2003 primarily reflect a decrease in deposits received from contractholders and an increase in withdrawals from contractholders' accounts. Increases in 2002 were due to higher deposits received from contractholders.

     To ensure we have the appropriate level of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios.

     We have entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at December 31, 2003 or 2002. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     Certain remote events and circumstances could constrain the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A- or a downgrade in ALIC's financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, and therefore, a rating change in one entity could potentially affect the ratings of other related entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2003 and the payments due by period are shown in the following table.

                                                               LESS
                                                               THAN 1          1-3            4-5           OVER 5
(IN THOUSANDS)                                  TOTAL          YEAR           YEARS          YEARS          YEARS
                                             ------------   ------------   ------------   ------------   ------------
Securities Lending(1)                        $    134,489   $    134,489   $          -   $          -   $          -
Funding Agreements (putable/callable)(2)           50,077         50,077              -              -              -
Payout Annuities/Structured Settlements(3)      7,389,038        116,665        376,531        278,484      6,617,358
                                             ------------   ------------   ------------   ------------   ------------
Total Contractual Cash Obligations           $  7,573,604   $    301,231   $    376,531   $    278,484   $  6,617,358
                                             ============   ============   ============   ============   ============

(1) Securities lending is typically fully collateralized with marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.
(2) The putable/callable funding agreement program is very closely asset/liability duration matched by us. Accordingly, we maintain assets with a sufficient market value to extinguish the liabilities in the normal course of business upon expected surrender or maturity of the related contracts.
(3) We closely manage the assets supporting payout annuities/structured settlement liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     At December 31, 2003, we had $3.0 million in contractual conditional commitments to invest in mortgage loans.

REGULATION AND LEGAL PROCEEDINGS

REGULATION We are subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on our business, if any, are uncertain.

LEGAL PROCEEDINGS We are involved in various legal and regulatory actions that could have an effect on specific aspects of our business. Like other members of the insurance industry, we are the target of an increasing number of lawsuits, some of which involve claims for substantial or indeterminate amounts. For a description of these actions, see Note 10 of the financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2003, there are several pending and proposed accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. These standards include Statement of Position 03-01 and Emerging Issues Task Force Topic number 03-01. For a discussion of these pending and proposed standards, see Note 2 of the financial statements. Based on our interpretation and application of Statement of Position 03-01, we estimate that upon adoption on January 1, 2004, it will impact our Statements of Operations and Comprehensive Income in the range of $3 million to $10 million, after tax. However, the effect of implementing certain accounting standards on our financial results and financial condition is often based in part on market conditions at the time of implementation of the standard and other factors we are unable to determine prior to implementation. For this reason, we are sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until we implement them.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below) and in our public filings with the SEC.

     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services.

RISKS RELATING TO THE BUSINESS

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY
     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review and revise our estimates and if future experience differs from assumptions, adjustments to reserves may be required which could have a material adverse effect on our operating results and financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS
     Our ability to manage the investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business. As interest rates decrease or remain at historically low levels, assets may be reinvested at lower yields, reducing investment margin. For example, during 2003 the average pre-tax investment yield for the portfolio declined to 6.7% from 7.1% in 2002. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Increases in market interest rates can also have negative effects on us, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when our investment asset values are lower as a result of the increase in interest rates. Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION
     Conditions in the United States and international stock markets affect our sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB and GMAB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization and require increases in reserves, which would reduce statutory capital and surplus and/or net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC
     DAC related to interest-sensitive life, variable annuity and investment contracts is amortized in proportion to EGP over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results and financial condition.

A LOSS OF KEY PRODUCT DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AFFECT SALES
     Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, could have a detrimental effect on our sales. This risk may be heightened by the enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS
     Under current federal and state income tax law, certain products (primarily life insurance and annuities) we offer receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. One such proposal was enacted in May 2003 when President Bush signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage of certain of our products as compared to competing products. Such proposals, if adopted, could have an adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE
     The insurance industry is highly competitive. Many of our competitors have well-established national reputations and market similar insurance products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. In addition, we may face increased competition from banks. Until passage of the GLB Act, the ability of banks to engage in securities-related businesses was limited and banks were restricted from being affiliated with insurers. With the passage of the GLB Act, mergers that combine commercial banks, insurers and securities firms under one holding company are now permitted. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

CHANGING INTEREST RATES AND DECLINES IN CREDIT QUALITY MAY HAVE ADVERSE EFFECTS
     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities we hold more quickly than expected as they seek to refinance at lower rates. An increase in market interest rates could have an adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks.

WE MAY SUFFER LOSSES FROM LITIGATION
     As is typical for a large insurance group, we are involved in a substantial amount of litigation. Among other things, we, like other participants in the insurance industry, have been subject in recent years to an increasing volume of class action litigation challenging a range of industry practices. Our litigation exposure could result in a material adverse effect on our operating results and financial condition in a future period in the event of an unexpected adverse outcome or if additional reserves are required to be established for such litigation. For a description of our current material litigation matters, see Note 11 of the financial statements.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH
     We are subject to extensive regulation by state insurance regulators. This regulation is focused on the protection of policyholders and not investors. In many cases, state regulations limit our ability to grow and improve the profitability of our business. The laws regulating securities products and activities are complex, numerous and subject to change. Further, in recent years, the state insurance regulatory framework has come under increased federal scrutiny, and proposals that would provide for optional federal chartering of insurance companies have been discussed by members of Congress. We can make no assurances as to whether further state or federal measures will be adopted to change the nature or scope of the regulation of the insurance industry or as to the effect that any such measures would have on us.

THE UNAVAILABILITY OF REINSURANCE MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS
     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure or reduce our insurance writings.

REINSURANCE SUBJECTS US TO THE CREDIT RISK OF OUR REINSURERS AND MAY NOT BE ADEQUATE TO PROTECT US AGAINST LOSSES ARISING FROM CEDED INSURANCE
     The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM EXPENSE WE INCUR AND THE VALUE OF OUR INVESTMENT PORTFOLIO
     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. In the event that a terrorist act occurs, we may be adversely affected, depending on the nature of the event. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION
     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally will have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a decline in the value of an insurer's investment portfolio or increased liabilities for variable contracts arising from additional GMDB, GMIB or GMAB exposure resulting from market declines. Currently, the insurance financial strength ratings of AIC and ALIC, as well as our insurance financial strength ratings, are Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively). Because these ratings are subject to periodic review, the continued retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, including the competitiveness and marketability of our product offerings, as well as our liquidity, operating results and financial condition.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FASB OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS
     Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued from time to time by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see
Note 2 of the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated in this Item 7a by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------
(IN THOUSANDS)                                                                      2003          2002          2001
                                                                                 ----------    ----------    ----------
REVENUES
Premiums (net of reinsurance ceded of $8,021, $5,868 and $5,494)                 $   68,011    $   93,270    $  104,068
Contract charges                                                                     53,018        50,082        41,241
Net investment income                                                               264,854       232,967       204,467
Realized capital gains and losses                                                    (8,518)      (12,573)        2,158
                                                                                 ----------    ----------    ----------
                                                                                    377,365       363,746       351,934
                                                                                 ----------    ----------    ----------
COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries of $5,219, $2,987 and $2,269)      167,221       178,163       185,449
Interest credited to contractholder funds                                           106,020        87,555        73,956
Amortization of deferred policy acquisition costs                                    29,969        23,535         7,187
Operating costs and expenses                                                         36,978        37,339        31,266
                                                                                 ----------    ----------    ----------
                                                                                    340,188       326,592       297,858
LOSS ON DISPOSITION OF OPERATIONS                                                     4,458             -             -
                                                                                 ----------    ----------    ----------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                                     32,719        37,154        54,076
Income tax expense                                                                   12,029        12,975        18,517
                                                                                 ----------    ----------    ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    20,690        24,179        35,559
                                                                                 ----------    ----------    ----------
Cumulative effect of change in accounting for derivative financial
  instruments, after-tax                                                                  -             -          (147)
                                                                                 ----------    ----------    ----------
NET INCOME                                                                           20,690        24,179        35,412
                                                                                 ----------    ----------    ----------
OTHER COMPREHENSIVE (LOSS) INCOME, AFTER TAX
Change in unrealized net capital gains and losses                                   (30,931)       50,660           753
                                                                                 ----------    ----------    ----------
COMPREHENSIVE (LOSS) INCOME                                                      $  (10,241)   $   74,839    $   36,165
                                                                                 ==========    ==========    ==========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                                             DECEMBER 31,
                                                                                      ---------------------------
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                     2003          2002
                                                                                      ------------   ------------
ASSETS
Investments
  Fixed income securities, at fair value (amortized cost $3,935,447 and $3,283,274)   $  4,415,327   $  3,736,416
  Mortgage loans                                                                           385,643        323,142
  Short-term                                                                                22,756        104,200
  Policy loans                                                                              34,107         33,758
                                                                                      ------------   ------------
     Total investments                                                                   4,857,833      4,197,516

Cash                                                                                        10,731         21,686
Deferred policy acquisition costs                                                          187,437        166,925
Accrued investment income                                                                   47,818         42,197
Reinsurance recoverables                                                                     4,584          2,146
Current income taxes receivable                                                              8,170            914
Other assets                                                                                15,004         10,244
Separate Accounts                                                                          665,875        537,204
                                                                                      ------------   ------------
        TOTAL ASSETS                                                                  $  5,797,452   $  4,978,832
                                                                                      ============   ============
LIABILITIES
Reserve for life-contingent contract benefits                                         $  1,683,771   $  1,556,627
Contractholder funds                                                                     2,658,325      2,051,429
Deferred income taxes                                                                       81,657         94,771
Other liabilities and accrued expenses                                                     168,081        188,371
Payable to affiliates, net                                                                   5,061          5,471
Reinsurance payable to parent                                                                1,108          1,144
Separate Accounts                                                                          665,875        537,204
                                                                                      ------------   ------------
        TOTAL LIABILITIES                                                                5,263,878      4,435,017
                                                                                      ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100 thousand shares authorized, issued and outstanding          2,500          2,500
Additional capital paid-in                                                                  55,787         55,787
Retained income                                                                            336,563        315,873
Accumulated other comprehensive income:
  Unrealized net capital gains and losses                                                  138,724        169,655
                                                                                      ------------   ------------
        Total accumulated other comprehensive income                                       138,724        169,655
                                                                                      ------------   ------------
        TOTAL SHAREHOLDER'S EQUITY                                                         533,574        543,815
                                                                                      ------------   ------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                    $  5,797,452   $  4,978,832
                                                                                      ============   ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                 DECEMBER 31,
                                                    -------------------------------------
(IN THOUSANDS)                                         2003          2002         2001
                                                    ----------    ----------   ----------
COMMON STOCK                                        $    2,500    $    2,500   $    2,500
                                                    ----------    ----------   ----------

ADDITIONAL CAPITAL PAID IN
Balance, beginning of year                              55,787        45,787       45,787
Capital contribution                                         -        10,000            -
                                                    ----------    ----------   ----------
Balance, end of year                                    55,787        55,787       45,787
                                                    ----------    ----------   ----------

RETAINED INCOME
Balance, beginning of year                             315,873       291,694      256,282
Net income                                              20,690        24,179       35,412
                                                    ----------    ----------   ----------
Balance, end of year                                   336,563       315,873      291,694
                                                    ----------    ----------   ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                             169,655       118,995      118,242
Change in unrealized net capital gains and losses      (30,931)       50,660          753
                                                    ----------    ----------   ----------
Balance, end of year                                   138,724       169,655      118,995
                                                    ----------    ----------   ----------

TOTAL SHAREHOLDER'S EQUITY                          $  533,574    $  543,815   $  458,976
                                                    ==========    ==========   ==========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                     --------------------------------------------
(IN THOUSANDS)                                                                            2003            2002          2001
                                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $     20,690    $     24,179    $     35,412
Adjustments to reconcile net income to net cash provided by operating activities
    Amortization and other non-cash items                                                 (49,547)        (48,233)        (50,375)
    Realized capital gains and losses                                                       8,518          12,573          (2,158)
    Cumulative effect of change in accounting for derivative financial instruments              -               -             147
    Interest credited to contractholder funds                                             106,020          87,555          73,956
    Changes in:
        Life-contingent contract benefits and contractholder funds                         21,200          48,192          67,917
        Deferred policy acquisition costs                                                 (28,937)        (33,316)        (44,007)
        Income taxes                                                                       (3,715)         (4,083)          5,429
        Other operating assets and liabilities                                             (7,459)          4,352         (14,095)
                                                                                     ------------    ------------    ------------
            Net cash provided by operating activities                                      66,770          91,219          72,226
                                                                                     ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                            251,569         242,113         231,977
Investment collections
    Fixed income securities                                                               210,569         215,774          94,121
    Mortgage loans                                                                         24,345          17,012          15,460
Investments purchases
    Fixed income securities                                                            (1,027,047)     (1,039,671)       (650,545)
    Mortgage loans                                                                        (87,889)        (97,076)        (50,200)
Change in short-term investments, net                                                       9,866         (13,972)         10,361
Change in other investments, net                                                              291            (875)              -
Change in policy loans                                                                       (349)           (598)         (1,388)
                                                                                     ------------    ------------    ------------
            Net cash used in investing activities                                        (618,645)       (677,293)       (350,214)
                                                                                     ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                            -          10,000               -
Contractholder fund deposits                                                              728,788         760,116         474,849
Contractholder fund withdrawals                                                          (187,868)       (169,731)       (191,648)
                                                                                     ------------    ------------    ------------
            Net cash provided by financing activities                                     540,920         600,385         283,201
                                                                                     ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                           (10,955)         14,311           5,213
CASH AT BEGINNING OF YEAR                                                                  21,686           7,375           2,162
                                                                                     ------------    ------------    ------------
CASH AT END OF YEAR                                                                  $     10,731    $     21,686    $      7,375
                                                                                     ============    ============    ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Management has identified the Company as a single segment entity.

     To conform to the 2003 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company markets a diversified portfolio of products to meet customers' needs in the areas of financial protection, savings and retirement through a variety of distribution channels. The products include term life; permanent life such as whole life, interest-sensitive life, variable life and single premium life; and fixed annuities such as traditional deferred annuities, market value adjusted annuities, treasury-linked annuities and immediate annuities; variable annuities and accident and health insurance.

     The Company is authorized to sell life insurance and savings products in the state of New York. The Company distributes its products through a variety of distribution channels including Allstate exclusive agencies, financial institutions, broker/dealers and specialized brokers. Although the Company currently benefits from agreements with financial service entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact sales.

      The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may result in an increased level of competition for sales of the Company's products. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Recent legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed and asset-backed securities. Fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values, net of deferred income taxes, certain deferred policy acquisition costs, and certain reserves for life-contingent contract benefits, are reflected as a component of other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

     Mortgage loans are carried at outstanding principal balances, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate.

     Short-term investments are carried at cost or amortized cost that approximates fair value, and generally include the reinvestment of collateral received in connection with securities lending activities. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to repay the collateral. Policy loans are carried at unpaid principal balances.

     Investment income consists of interest and is recognized on an accrual basis. Interest income on mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other than temporary declines in fair value and changes in the fair value of certain derivatives including related periodic and final settlements. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company writes down, to fair value, any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as of January 1, 2001. The impact of SFAS No. 133 and SFAS No. 138 (the "statements") to the Company was a loss of $147 thousand, after-tax, and is reflected as a cumulative effect of a change in accounting principle on the Statements of Operations and Comprehensive Income for the year ended December 31, 2001.

     The Company manages interest rate risk by holding financial futures contracts that are derivative financial instruments and by a re-investment related risk transfer reinsurance agreement with ALIC that meets the accounting definition of a derivative (See Note 4). Derivatives are accounted for on a fair value basis, and reported as other assets, other liabilities and accrued expenses or contractholder funds as appropriate. The gains and losses pertaining to the change in the fair value and settlements of the financial futures contracts and the re-investment related risk transfer reinsurance agreement are recognized in realized capital gains and losses during the period on a current basis.

SECURITIES LOANED

     Securities loaned are treated as financing arrangements and the collateral received is recorded in short-term investments, fixed income securities and other liabilities and accrued expenses. The Company obtains collateral in an amount equal to 102% of the fair value of securities. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary. Substantially all of the Company's securities loaned are with large brokerage firms.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

recognized over the contract period. Contract benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy.

     Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.

     Separate accounts products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate accounts contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death benefits paid on variable annuity contracts.

DEFERRED POLICY ACQUISITION COSTS

     Costs that vary with and are primarily related to acquiring business are deferred and recorded as deferred policy acquisition costs ("DAC"). These costs are principally agents' and brokers' remuneration, certain underwriting costs and direct mail solicitation expenses. All other acquisition expenses are charged to operations as incurred and included in operating costs and expenses on the Statements of Operations and Comprehensive income. DAC is periodically reviewed for recoverability and written down when necessary.

     For traditional life insurance and other premium paying contracts, such as immediate annuities with life contingencies and limited payment contracts, DAC is amortized in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business in force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

     For internal exchanges of traditional life insurance, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life, variable annuities and investment contracts, DAC is amortized in proportion to the incidence of the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years, however, estimates of customer surrender rates result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of the following components: margins from mortality including guaranteed minimum death and income benefits; contract administration, surrender and other contract charges, less maintenance expenses; and investment margin, including realized capital gains and losses.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     DAC amortization for variable annuity and life contracts is significantly impacted by the return on the underlying funds. The Company's long-term expectation of separate accounts fund performance after fees is approximately 8%, which is consistent with its pricing assumptions. Whenever actual separate accounts fund performance based on the two most recent years varies from the 8% expectation, the Company projects performance levels over the next five years such that the mean return over that seven year period equals the long-term 8% expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC. In applying the reversion to the mean process, the Company does not allow the future rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluates the utilization of this process to determine that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon.

     Changes in the amount or timing of the incidence of EGP result in adjustments to the cumulative amortization of DAC. All such adjustments are reflected in the current results of operations.

     The Company performs quarterly reviews of DAC recoverability for interest-sensitive life, variable annuities and investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs on the Statements of Operations and Comprehensive Income.

REINSURANCE RECOVERABLES

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The amounts reported in the Statements of Financial Position include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Prepaid reinsurance premiums are deferred and reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates reinsurers and amounts recoverable and establishes allowances for uncollectible reinsurance as appropriate.

   The Company has a reinsurance treaty through which it cedes primarily re-investment related risk on its structured settlement annuities to ALIC. The terms of this treaty meet the accounting definition of a derivative under SFAS No. 133. Accordingly, the treaty is recorded in the Statement of Financial Position at fair value, and changes in the fair value of the treaty and premiums paid to ALIC are recognized in realized capital gains (See Note 4).

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

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance and administration services, mortality, early surrender and expenses and are reflected in contract charges. Deposits to the separate accounts are not included in the Statements of Cash Flows.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 8. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

CONTRACTHOLDER FUNDS

     Contractholder funds arise from the issuance of interest-sensitive life policies and investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds are outlined in Note 8.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to purchase private placement securities and commitments to extend mortgage loans have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Statements of Financial Position. The contractual amounts and fair values of these instruments are outlined in Note 7.

ADOPTED ACCOUNTING STANDARDS

SFAS NO. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS NO. 149")

     In April 2003, the FASB issued SFAS No. 149, which amends, clarifies and codifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities under SFAS No. 133. While this statement applies primarily to certain derivative contracts and embedded derivatives entered into or modified after June 30, 2003, it also codifies conclusions previously reached by the FASB at various dates on certain implementation issues. The impact of adopting the provisions of the statement was not material to the Company's Statements of Operations and Comprehensive Income or Financial Position.

PENDING ACCOUNTING STANDARDS

STATEMENT OF POSITION 03-01, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP NO. 03-01")

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-01, which applies to several of the Company's insurance products and product features. The effective date of the SOP is for fiscal years beginning after December 15, 2003. A provision of the SOP requires the establishment of reserves in addition to the account balance for contracts containing certain features that provide guaranteed death or other insurance benefits and guaranteed income benefits. These reserves are not currently established by the Company. Recently, the Company implemented new actuarial models that permitted determination of the estimated impact on the Statements of Operations and Comprehensive Income. Based on the Company's application of the estimation methodologies set forth in the SOP, the estimated after-tax impact of adopting the SOP on the Statements of Operations and Comprehensive Income, including the related impact on deferred acquisition costs is in the range of $3 million to $10 million as of January 1, 2004, based on market conditions at December 31, 2003.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

PROPOSED ACCOUNTING STANDARDS

EMERGING ISSUES TASK FORCE TOPIC NO. 03-01, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF NO. 03-01")

     The Emerging Issues Task Force ("EITF") is currently deliberating EITF No. 03-01, which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks"("APB No. 18"). The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS No. 115 marketable equity securities, SFAS No. 115 debt securities, and equity and cost method investments subject to APB No. 18) and subsequently decided to use a unified model. Due to the uncertainty of the final model (or models) that may be adopted, the estimated impact to the Company's Statements of Operations and Comprehensive Income and Financial Position is presently not determinable. In November 2003, the EITF reached a consensus with respect to certain disclosures effective for fiscal years ending after December 15, 2003. Quantitative and qualitative disclosures are required for fixed income and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115. The Company has included those disclosures at December 31, 2003 (see Note 6).

3.   DISPOSITIONS

     The Company announced its intention to exit the direct response distribution business. Based on its decision to sell the business, the Company recorded an estimated loss on the disposition of $4.5 million ($2.9 million, after-tax). An agreement was entered with American Health and Life Insurance Company and Triton Insurance Company, subsidiaries of Citigroup Inc., to dispose of a portion of the direct response business. If approved by the state insurance departments, the transaction will be effective January 1, 2004.

4.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company utilizes services performed by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company were $37.2 million, $34.9 million and $26.6 million in 2003, 2002 and 2001, respectively. A portion of these expenses relates to the acquisition of business and are deferred and amortized over the contract period.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $19.2 million, $23.8 million and $23.7 million of structured settlement annuities, a type of immediate annuity, in 2003, 2002 and 2001, respectively, at prices based upon interest rates in effect at the time of issuance, to fund structured settlement annuities in matters involving AIC. Of these amounts, $3.9 million, $7.5 million and $4.9 million relate to structured settlement annuities with life contingencies and are included in premium income in 2003, 2002 and 2001, respectively. In most cases, these annuities were issued under a "qualified assignment," which means the Company assumed AIC's obligation to make future payments.

     AIC has issued surety bonds to guarantee the payment of structured settlement benefits assumed by Allstate Settlement Corporation ("ASC") (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company. ASC has entered into General Indemnity Agreements pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gives AIC certain collateral security rights with

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits. Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.

     Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $1.45 billion and $1.43 billion at December 31, 2003 and 2002, respectively.

BROKER/DEALER AGREEMENT

     The Company received underwriting and distribution services from Allstate Distributors, L.L.C. ("ADLLC"), a broker-dealer company owned by ALIC, for certain variable annuity contracts sold pursuant to a joint venture agreement between the Company and a third party which was dissolved in 2002. The Company incurred $4.2 million and $10.5 million of commission expenses and other distribution expenses payable to ADLLC during 2002 and 2001, respectively. Other distribution expenses include administrative, legal, financial management and sales support that the Company provided to ADLLC, for which the Company earned administration fees of $83 thousand and $127 thousand for the years ended December 31, 2002 and 2001, respectively. Other distribution expenses also include marketing expenses for subsidized interest rates associated with the Company's dollar cost averaging program offered on variable annuities, for which ADLLC reimbursed the Company $60 thousand and $855 thousand for the years ended December 31, 2002 and 2001, respectively.

     During 2003, the Company entered into a service agreement with ADLLC, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC also acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $4.8 million for the year ended December 31, 2003.

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company recorded commission expense of $455 thousand, $891 thousand and $672 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

REINSURANCE TRANSACTIONS

     The Company has reinsurance agreements with ALIC in order to limit aggregate and single exposure on large risks. A portion of the Company's premiums and policy benefits are ceded to ALIC and reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position. The Company continues to have primary liability as the direct insurer for risks reinsured (See Note 10).

     Additionally, the Company entered into a reinsurance treaty through which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC. Under the terms of the treaty, the Company pays a premium to ALIC that varies with the aggregate structured settlement annuity statutory reserve balance. In return, ALIC guarantees that the yield on the portion of the Company's investment portfolio that supports structured settlement annuity liabilities will not fall below contractually determined rates. The Company ceded premium related to structured settlement annuities to ALIC of $2.6 million and $2.4 million for the years ended December 31, 2003 and 2002, respectively, that is included in realized capital gains and losses. At December 31, 2003, the carrying value of the structured settlement reinsurance treaty was $225 thousand, which is recorded in other assets. At December 31, 2002, the carrying value of the structured settlement reinsurance treaty was $(209) thousand, which is recorded in other liabilities and accrued expenses.

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. No amounts were outstanding for the Company under the intercompany loan agreement during the three years ended December 31, 2003.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (See Note 12).

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $5.4 million for 2002. There were no exchanges or modifications in 2003 or 2001.

     Secured borrowing reinvestment transactions excluded from cash flows from investing activities in the Statements of Cash Flows for the years ended December 31 are as follows:

(IN THOUSANDS)                            2003           2002           2001
                                      -----------    -----------    -----------
Purchases                             $   261,872    $   195,474    $   263,198
Sales                                    (215,425)      (207,375)      (221,205)
Net change in short-term investments      (72,799)        31,112          6,000
                                      -----------    -----------    -----------
  Net (sales) purchases               $   (26,352)   $    19,211    $    47,993
                                      ===========    ===========    ===========

6.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                          GROSS UNREALIZED
                                         AMORTIZED    -----------------------        FAIR
(IN THOUSANDS)                             COST         GAINS        LOSSES          VALUE
                                       ------------   ----------   ----------    ------------
AT DECEMBER 31, 2003
U.S. government and agencies           $    488,037   $  166,876   $   (1,341)   $    653,572
Municipal                                   206,364        7,137       (1,121)        212,380
Corporate                                 2,403,694      248,983      (14,018)      2,638,659
Foreign government                          200,682       54,100            -         254,782
Mortgage-backed securities                  593,228       19,144       (2,436)        609,936
Asset-backed securities                      43,442        2,593          (37)         45,998
                                       ------------   ----------   ----------    ------------
  Total fixed income securities        $  3,935,447   $  498,833   $  (18,953)   $  4,415,327
                                       ============   ==========   ==========    ============

AT DECEMBER 31, 2002
U.S. government and agencies           $    431,768   $  176,323   $        -    $    608,091
Municipal                                   119,041        7,135          (20)        126,156
Corporate                                 1,894,805      208,475      (25,384)      2,077,896
Foreign government                          187,833       54,381            -         242,214
Mortgage-backed securities                  594,087       30,185       (1,010)        623,262
Asset-backed securities                      55,740        3,058           (1)         58,797
                                       ------------   ----------   ----------    ------------
  Total fixed income securities        $  3,283,274   $  479,557   $  (26,415)   $  3,736,416
                                       ============   ==========   ==========    ============

SCHEDULED MATURITIES

The scheduled maturities for fixed income securities are as follows at December 31, 2003:

                                            AMORTIZED        FAIR
(IN THOUSANDS)                                 COST          VALUE
                                           ------------   ------------
Due in one year or less                    $     92,588   $     94,928
Due after one year through five years           345,707        376,721
Due after five years through ten years        1,151,350      1,232,690
Due after ten years                           1,709,132      2,055,054
                                           ------------   ------------
                                              3,298,777      3,759,393
Mortgage- and asset-backed securities           636,670        655,934
                                           ------------   ------------
  Total                                    $  3,935,447   $  4,415,327
                                           ============   ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

(IN THOUSANDS)                                         2003          2002          2001
                                                   -----------   -----------   -----------
Fixed income securities                            $   243,684   $   214,920   $   189,793
Mortgage loans                                          24,026        20,336        16,677
Other                                                    3,592         4,501         6,762
                                                   -----------   -----------   -----------
  Investment income, before expense                    271,302       239,757       213,232
  Investment expense                                     6,448         6,790         8,765
                                                   -----------   -----------   -----------
    Net investment income                          $   264,854   $   232,967   $   204,467
                                                   ===========   ===========   ===========

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN THOUSANDS)                                         2003          2002          2001
                                                   -----------   -----------   -----------
Fixed income securities                            $    (8,156)  $   (11,886)  $     1,514
Mortgage loans                                          (1,113)          419           166
Other                                                      751        (1,106)          478
                                                   -----------   -----------   -----------
  Realized capital gains and losses, pre-tax            (8,518)      (12,573)        2,158
  Income tax benefit (expense)                           3,278         4,545          (764)
                                                   -----------   -----------   -----------
  Realized capital gains and losses, after-tax     $    (5,240)  $    (8,028)  $     1,394
                                                   ===========   ===========   ===========

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN THOUSANDS)                                         2003          2002          2001
                                                   -----------   -----------   -----------
Investment write-downs                             $    (7,682)  $   (15,760)  $    (1,371)
Sales                                                   (1,587)        4,292         3,529
Valuation of derivative instruments                     (2,140)       (2,605)            -
Settlement of derivative instruments                     2,891         1,500             -
                                                   -----------   -----------   -----------
  Realized capital gains and losses, pre-tax            (8,518)      (12,573)        2,158
  Income tax benefit (expense)                           3,278         4,545          (764)
                                                   -----------   -----------   -----------
  Realized capital gains and losses, after-tax     $    (5,240)  $    (8,028)  $     1,394
                                                   ===========   ===========   ===========

     Excluding the effects of calls and prepayments, gross gains of $4.0 million, $3.0 million and $5.7 million and gross losses of $6.9 million, $7.8 million and $4.5 million were realized on sales of fixed income securities during 2003, 2002 and 2001, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in accumulated other comprehensive income at December 31, 2003 are as follows:

                                                                         GROSS UNREALIZED
                                                          FAIR       -----------------------    UNREALIZED
(IN THOUSANDS)                                           VALUE          GAINS       LOSSES       NET GAINS
                                                      ------------   ----------   ----------   ------------
Fixed income securities                               $  4,415,327   $  498,833   $  (18,953)  $    479,880
Deferred income taxes, deferred policy acquisition
  costs and other                                                                                  (341,156)
                                                                                               ------------
Unrealized net capital gains and losses                                                        $    138,724
                                                                                               ============

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN THOUSANDS)                                                          2003         2002          2001
                                                                     ----------   ----------   ------------
Fixed income securities                                              $   26,738   $  236,946   $        151
Deferred income taxes, deferred policy acquisition costs and other      (57,669)    (186,286)           602
                                                                     ----------   ----------   ------------
(Decrease) increase in unrealized net capital gains and losses       $  (30,931)  $   50,660   $        753
                                                                     ==========   ==========   ============

     The change in the deferred income taxes, deferred policy acquisition costs and other is primarily due to increases of $42.8 million and $88.4 million and a decrease of $8.5 million in the premium deficiency reserve for certain immediate annuities with life contingencies at December 31, 2003, 2002 and 2001, respectively.

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest;
3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

     At December 31, 2003, the Company has unrealized losses of $19.0 million which relate to 133 holdings of fixed income securities with a fair value of $594.0 million, $16.2 million of which have been in an unrealized loss position for a period less than twelve months. Substantially all of these unrealized losses relate to investment grade securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's equivalent rating of Aaa, Aa, A or Baa; a Standard & Poor's equivalent rating of AAA, AA, A or BBB; or a comparable internal rating. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired. The remaining unrealized losses of $2.8 million relate to securities that have been in an unrealized loss position for a period of twelve months or more and are below investment grade. Approximately $1.0 million relates to unrealized loss positions that represented less than 20% of amortized cost. Also, $2.2 million relates to airline industry issues which were evaluated considering factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as cash flows from operations or collateral. As of December 31, 2003, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company had no impaired loans at December 31, 2003 or 2002.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. For impaired loans that have been restructured, interest is accrued based on the principal amount at the adjusted interest rate. The Company recognized interest income of $134 thousand on impaired loans during 2003 and $0 on impaired loans during both 2002 and 2001. The average balance of impaired loans was $3.9 million, $0, and $0 during 2003, 2002 and 2001, respectively.

     There were no valuation allowances for mortgage loans at December 31, 2003 and 2002. For the years ended December 31, 2003, 2002 and 2001, net reductions to mortgage loan valuation allowances were $0, $0 and $119 thousand, respectively.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5.0% of the portfolio at December 31, 2003.

(% of municipal bond portfolio carrying value)         2003      2002
                                                      ------    ------
     California                                         34.8%     21.0%
     Texas                                              13.4      20.3
     Oregon                                              8.2         -
     Pennsylvania                                        7.0      11.7
     Delaware                                            6.8       8.9
     Arizona                                             6.4         -
     Ohio                                                5.8      10.0

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5.0% of the portfolio at December 31, 2003.

(% of commercial mortgage portfolio carrying value)    2003      2002
                                                      ------    ------
     California                                         21.8%     20.8%
     Illinois                                           15.6      17.7
     New Jersey                                         14.2      14.4
     New York                                           12.3      18.3
     Pennsylvania                                       11.3      12.5

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% of commercial mortgage portfolio carrying value)    2003      2002
                                                      ------    ------
     Office buildings                                   24.5%     23.3%
     Retail                                             27.4      28.2
     Warehouse                                          21.3      17.7
     Apartment complex                                  18.4      19.8
     Industrial                                          2.4       2.9
     Other                                               6.0       8.1
                                                      ------    ------
                                                       100.0%    100.0%
                                                      ======    ======

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2003 for loans that were not in foreclosure are as follows:

                        NUMBER OF    CARRYING
($ IN THOUSANDS)          LOANS       VALUE       PERCENT
                        ---------   -----------   -------
         2004               1       $       798       0.2%
         2005               2             6,084       1.6
         2006               4            23,688       6.1
         2007               5            15,065       3.9
         2008               4            21,081       5.5
         Thereafter        83           318,927      82.7
                        ---------   -----------   -------
                Total      99       $   385,643     100.0%
                        =========   ===========   =======

     In 2003, no commercial mortgage loans were contractually due. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

     Included in fixed income securities are below investment grade assets totaling $181.2 million and $173.6 million at December 31, 2003 and 2002, respectively.

     At December 31, 2003, the carrying value of investments that were non-income producing during 2003 was $276 thousand.

     At December 31, 2003, fixed income securities with a carrying value of $2.6 million were on deposit with regulatory authorities as required by law.

SECURITIES LENDING

     The Company participates in securities lending programs, primarily for investment yield enhancement purposes, with third parties, mostly large brokerage firms. At December 31, 2003 and 2002, fixed income securities with a carrying value of $134.5 million and $160.0 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $324 thousand, $370 thousand and $572 thousand, for the years ending December 31, 2003, 2002 and 2001, respectively.

7.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and reinsurance recoverables) and liabilities (including reserve for life-contingent contract benefits and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

                                DECEMBER 31, 2003               DECEMBER 31, 2002
                          -----------------------------   -----------------------------
                            CARRYING          FAIR          CARRYING          FAIR
(IN THOUSANDS)                VALUE           VALUE           VALUE           VALUE
                          -------------   -------------   -------------   -------------
Fixed income securities   $   4,415,327       4,415,327   $   3,736,416   $   3,736,416
Mortgage loans                  385,643         412,554         323,142         355,578
Short-term investments           22,756          22,756         104,200         104,200
Policy loans                     34,107          34,107          33,758          33,758
Separate accounts               665,875         665,875         537,204         537,204

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs, or independent third party pricing sources. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate accounts assets are carried in the Statements of Financial Position at fair value based upon quoted market prices.

FINANCIAL LIABILITIES

                                                      DECEMBER 31, 2003               DECEMBER 31, 2002
                                                -----------------------------   -----------------------------
                                                  CARRYING          FAIR          CARRYING          FAIR
(IN THOUSANDS)                                      VALUE           VALUE           VALUE           VALUE
                                                -------------   -------------   -------------   -------------
Contractholder funds on investment contracts    $   2,351,896   $   2,334,800   $   1,778,022   $   1,770,853
Separate accounts                                     665,875         665,875         537,204         537,204

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Separate accounts liabilities are carried at the fair value of the underlying assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses financial futures contracts to reduce its exposure to market risk, specifically interest rate risk, in conjunction with asset/liability management. The Company does not buy, sell or hold these instruments for trading purposes.

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments:

                                                             CARRYING       CARRYING
                                     NOTIONAL     FAIR        VALUE           VALUE
(IN THOUSANDS)                        AMOUNT     VALUE      ASSETS (1)   (LIABILITIES)(1)
                                    ---------   --------    ----------   ----------------
AT DECEMBER 31, 2003
Financial futures contracts         $     700   $     (1)   $        -   $             (1)
Structured settlement annuity
 reinsurance agreement                      -        225           225                  -

AT DECEMBER 31, 2002
Financial futures contracts         $   6,000   $    (26)   $        -   $            (26)
Structured settlement annuity
 reinsurance agreement                      -       (209)            -               (209)

     (1) Carrying value includes the effects of legally enforceable master netting agreements, if any. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income.

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements, and are not representative of the potential for gain or loss on these agreements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The fair value of the re-investment related risk transfer reinsurance agreement is based on a valuation model that uses independent third party data as inputs.

     The Company manages its exposure to credit risk primarily by establishing risk control limits. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Futures contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk.

     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments that the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. To limit this risk, the Company's senior management has established risk control limits. In addition, changes in fair value of the derivative financial instruments that the Company uses for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                                           2003                       2002
                                                -------------------------   ------------------------
                                                CONTRACTUAL                 CONTRACTUAL
(IN THOUSANDS)                                     AMOUNT      FAIR VALUE      AMOUNT     FAIR VALUE
                                                ------------   ----------   -----------   ----------
Commitments to extend mortgage loans            $      3,000   $       30   $    11,500   $      115
Private placement commitments                              -            -         2,500            -

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

     Private placement commitments represent conditional commitments to purchase private placement debt at a specified future date. The Company regularly enters into these agreements in the normal course of business. The fair value of these commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final.

8.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                                2003            2002
                                                         --------------   --------------
Immediate annuities:
  Structured settlement annuities                        $    1,586,610   $    1,471,278
  Other immediate annuities                                       5,688            5,334
Traditional life                                                 87,533           77,504
Other                                                             3,940            2,511
                                                         --------------   --------------
  Total reserve for life-contingent contract benefits    $    1,683,771   $    1,556,627
                                                         ==============   ==============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

     PRODUCT                       MORTALITY               INTEREST RATE           ESTIMATION METHOD
Structured settlement   U.S. population with projected   Interest rate        Present value of
annuities               calendar year improvements;      assumptions range    contractually specified
                        age setbacks for impaired        from 5.5% to 9.5%    future benefits
                        lives grading to standard

Other immediate         1983 group annuity mortality     Interest rate        Present value of expected
annuities               table                            assumptions range    future benefits based on
                                                         from 2.6% to 11.5%   historical experience

Traditional life        Actual company experience plus   Interest rate        Net level premium reserve
                        loading                          assumptions range    method using the Company's
                                                         from 4.0% to 8.0%    withdrawal experience rates

Other                   Actual company experience plus                        Unearned premium; additional
                        loading                                               contract reserves for
                                                                              traditional life


     To the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $215.4 million and $149.5 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2003 and 2002, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

     At December 31, contractholder funds consists of the following:

(IN THOUSANDS)                                        2003             2002
                                                 --------------   --------------
Interest-sensitive life                          $      309,076   $      275,360
Investment contracts:
  Fixed annuities                                     1,861,456        1,327,667
  Immediate annuities                                   487,793          448,402
                                                 --------------   --------------
    Total contractholder funds                   $    2,658,325   $    2,051,429
                                                 ==============   ==============

     The following table highlights the key contract provisions relating to contractholder funds:

     PRODUCT                    INTEREST RATE                    WITHDRAWAL/SURRENDER CHARGES
Interest-sensitive      Interest rates credited range    Either a percentage of account balance or
life                    from 4.7% to 6.0%                dollar amount grading off generally over 20
                                                         years

Immediate and fixed     Interest rates credited range    Either a declining or a level percentage
  annuities             from 1.3% to 9.8% for            charge generally over nine years or less.
                        immediate annuities and 3.0%     Additionally, approximately 0.6% of fixed
                        to 6.0% for fixed annuities      annuities are subject to a market value
                                                         adjustment for discretionary withdrawals

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Contractholder funds activity for the years ended December 31 is as follows:

(IN THOUSANDS)                                                   2003               2002
                                                            ---------------   -----------------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                     $     2,051,429   $       1,438,640
Deposits                                                            728,788             760,116
Interest credited                                                   106,020              87,555
Benefits and withdrawals                                           (174,205)           (160,214)
Contract charges                                                    (40,554)            (33,892)
Net transfers to separate accounts                                  (16,944)            (37,252)
Other adjustments                                                     3,791              (3,524)
                                                            ----------------  ------------------
CONTRACTHOLDER FUNDS, ENDING BALANCE                        $     2,658,325   $       2,051,429
                                                            ================  ==================

9.   REINSURANCE

     The Company reinsures certain of its risks to other insurers under yearly renewable term and coinsurance agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments.

     Beginning in 2002, the Company cedes 80% of the mortality risk on certain term life policies to a pool of nine unaffiliated reinsurers. Mortality risk on policies in excess of $250 thousand per life are ceded to ALIC. As of December 31, 2003, $5.15 billion of life insurance in force was ceded to other companies. Total amounts recoverable from unaffiliated reinsurers at December 31, 2003 and 2002 were $3.3 million and $1.6 million, respectively. Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. See Note 3 for discussion of reinsurance agreements with ALIC. The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN THOUSANDS)                                                        2003             2002            2001
                                                                 --------------   --------------   -------------
PREMIUMS AND CONTRACT CHARGES
Direct                                                           $      128,713   $      148,749   $     150,163
Assumed - non-affiliate                                                     337              471             640
Ceded
  Affiliate                                                              (4,530)          (4,656)         (4,617)
  Non-affiliate                                                          (3,491)          (1,212)           (877)
                                                                 --------------   --------------   -------------
    Premiums and contract charges, net of reinsurance            $      121,029   $      143,352   $     145,309
                                                                 ==============   ==============   =============

     The effects of reinsurance on contract benefits and interest credited to contractholder funds for the years ended December 31 are as follows:

(IN THOUSANDS)                                                        2003             2002            2001
                                                                 --------------   --------------   -------------
CONTRACT BENEFITS AND INTEREST CREDITED TO CONTRACTHOLDER FUNDS
Direct                                                           $      278,321   $      268,620   $     261,504
Assumed - non-affiliate                                                     139               85             170
Ceded
  Affiliate                                                              (1,590)            (901)           (945)
  Non-affiliate                                                          (3,629)          (2,086)         (1,324)
                                                                 --------------   --------------   -------------
    Contract benefits and interest credited to contractholder
       funds, net of reinsurance                                 $      273,241   $      265,718   $     259,405
                                                                 ==============   ==============   =============

     Included in reinsurance recoverables at December 31, 2003 and 2002 are the amounts due from ALIC of $1.3 million and $588 thousand, respectively. The table above excludes $2.6 million and $2.4 million of

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

premiums ceded to ALIC during 2003 and 2002 under the terms of the structured settlement annuity reinsurance treaty (See Note 4).

10.  DEFERRED POLICY ACQUISITION COSTS

     Deferred policy acquisitions costs for the years ended December 31 are as follows:

(IN THOUSANDS)                                         2003            2002            2001
                                                   -------------   -------------   ------------
Balance, beginning of year                         $     166,925         156,615   $    124,601
  Acquisition costs deferred                              58,905          56,852         51,194
  Amortization charged to income                         (29,969)        (23,535)        (7,187)
  Effect of unrealized gains and losses                   (8,424)        (23,007)       (11,993)
                                                   -------------   -------------   ------------
Balance, end of year                               $     187,437         166,925   $    156,615
                                                   =============   =============   ============

     Amortization charged to income includes $1.7 million, ($1.0 million) and $2.0 million in 2003, 2002 and 2001, respectively, due to realized capital gains and losses.

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

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

     The aggregate liability balance related to all guarantees was not material as of December 31, 2003.

REGULATIONS

     The Company is subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

LEGAL PROCEEDINGS

     Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

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

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of lawsuits, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues including insurance and claim settlement practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

12.  INCOME TAXES

     The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this results in the Company's annual income tax provision being computed as if the Company filed a separate return.

     The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

(IN THOUSANDS)                                           2003             2002
                                                     -------------    ------------
DEFERRED ASSETS
Life and annuity reserves                            $      56,408    $     48,386
Discontinued operations                                      1,902             345
Premium installment receivable                               2,328           1,955
Other assets                                                 2,659           1,174
                                                     -------------    ------------
  Total deferred assets                                     63,297          51,860
                                                     -------------    ------------
DEFERRED LIABILITIES
Deferred policy acquisition costs                          (60,439)        (53,156)
Unrealized net capital gains                               (74,698)        (91,353)
Difference in tax bases of investments                      (8,801)         (1,348)
Prepaid commission expense                                    (699)           (504)
Other liabilities                                             (317)           (270)
                                                     -------------    ------------
  Total deferred liabilities                              (144,954)       (146,631)
                                                     -------------    ------------
  Net deferred liability                             $     (81,657)   $    (94,771)
                                                     =============    ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

(IN THOUSANDS)                                        2003          2002          2001
                                                   -----------   -----------   -----------
Current                                            $     8,488   $    10,095   $     7,412
Deferred                                                 3,541         2,880        11,105
                                                   -----------   -----------   -----------
  Total income tax expense                         $    12,029   $    12,975   $    18,517
                                                   ===========   ===========   ===========

     The Company paid income taxes of $15.7 million, $17.1 million and $13.1 million in 2003, 2002 and 2001, respectively. The Company had a current income tax receivable of $8.2 million and $914 thousand at December 31, 2003 and 2002, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                      2003          2002          2001
                                                   -----------   -----------   -----------
Statutory federal income tax rate                         35.0%         35.0%         35.0%
State income tax expense                                   4.0           1.2           0.4
Other                                                     (2.2)         (1.3)         (1.2)
                                                   -----------   -----------   -----------
Effective income tax rate                                 36.8%         34.9%         34.2%
                                                   ===========   ===========   ===========

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. The balance in this account at December 31, 2003, approximately $389 thousand, will result in federal income taxes payable of $136 thousand if distributed by the Company. No provision for taxes has been made as the Company has no plan to distribute amounts from this account. No further additions to the account have been permitted since 1983.

13.  STATUTORY FINANCIAL INFORMATION

     The following table reconciles net income for the years ended December 31, and shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of the Company, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                              NET INCOME                     SHAREHOLDER'S EQUITY
                                               ---------------------------------------   ----------------------------
(IN THOUSANDS)                                    2003         2002           2001           2003           2002
                                               ----------   -----------   ------------   ------------   -------------
Balance per GAAP                                $  20,690   $    24,179   $     35,412   $    533,574   $     543,815
Unrealized gain/loss on fixed income securities         -             -              -       (479,880)       (453,142)
Deferred policy acquisition costs                 (28,936)      (33,259)       (44,026)      (187,437)       (166,925)
Deferred income taxes                               3,541         2,880         11,105         87,674         131,616
Employee benefits                                   1,637           509           (372)         1,838             184
Reserves and non-admitted assets                   36,941         8,100          8,971        306,818         205,935
Separate Accounts                                       -             -              -          7,901           4,515
Other                                               2,906        (1,232)          (255)        24,155           4,421
                                               ----------   -----------   ------------   ------------   -------------
Balance per statutory accounting practices      $  36,779   $     1,177   $     10,835   $    294,643   $     270,419
                                               ==========   ===========   ============   ============   =============

     The Company prepares its statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of New York. The State of New York requires insurance companies domiciled in its state to prepare statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual ("Codification"), subject to any deviations prescribed or permitted by the State of New York insurance superintendent.

     Accounting changes adopted to conform to the provisions of Codification are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. The State of New York adopted Statement of Statutory Accounting Principles ("SSAP") No. 10, Income Taxes, for statutory-basis financial statements filed as of December 31, 2002 and thereafter. The Company reported an increase to surplus of $11.4 million effective December 31, 2002 to reflect the adoption of SSAP No. 10 by the State of New York as a result of recognizing a net deferred tax asset.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator in any calendar year is limited to formula amounts based on statutory surplus and statutory net gain from operations, determined in conformity with statutory accounting practices, for the immediately preceding calendar year. The maximum amount of dividends that the Company can distribute during 2004 without prior approval of the New York State Insurance Department is $29.2 million. In the twelve-month period beginning January 1, 2003, the Company did not pay any dividends.

RISK-BASED CAPITAL

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2003, RBC for the Company was above a level that would require regulatory action.

14.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     The Company utilizes the services of AIC employees. AIC provides various benefits, described in the following paragraphs to its employees. The Company is allocated an appropriate share of the costs associated with these benefits in accordance with a service and expenses agreement.

     Defined pension plans, sponsored by AIC, cover most full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. The Company uses the accrual method for its defined benefit plans in accordance with accepted actuarial methods. AIC's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The allocated cost to the Company included in net income was $1.4 million and $518 thousand for the pension plans in 2003 and 2002, respectively. The allocated benefit to the Company included in net income was $87 thousand for the pension plans in 2001.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire. Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC's postretirement benefit plans are not funded. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $431 thousand, $439 thousand and $304 thousand for postretirement benefits other than pension plans in 2003, 2002 and 2001, respectively.

PROFIT SHARING PLAN

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance.

     The Company's allocation of profit sharing expense from the Corporation was $1.1 million, $1.3 million and $374 thousand in 2003, 2002 and 2001, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

15.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis for the years ended December 31 are as follows:

(IN THOUSANDS)                                                        2003
                                                  ------------------------------------------------
                                                                                         After-
UNREALIZED CAPITAL GAINS AND LOSSES:                  Pretax             Tax               tax
                                                  -------------    ---------------    ------------
  Unrealized holding (losses) gains arising
    during the period                             $     (53,362)   $        18,677    $    (34,685)
  Less: reclassification adjustments                     (5,776)             2,022          (3,754)
                                                  -------------    ---------------    ------------
  Unrealized net capital gains and losses               (47,586)            16,655         (30,931)
                                                  -------------    ---------------    ------------

  Other comprehensive (loss) income               $     (47,586)   $        16,655    $    (30,931)
                                                  =============    ===============    ============

                                                                      2002
                                                  ------------------------------------------------
                                                                                         After-
UNREALIZED CAPITAL GAINS AND LOSSES:                  Pretax             Tax               tax
                                                  -------------    ---------------    ------------
  Unrealized holding gains arising during the
    period                                        $      66,740    $      (23,359)    $     43,381
  Less: reclassification adjustments                    (11,200)            3,921           (7,279)
                                                  -------------    ---------------    ------------
  Unrealized net capital gains and losses                77,940           (27,280)          50,660
                                                  -------------    ---------------    ------------

  Other comprehensive income                      $      77,940    $      (27,280)    $     50,660
                                                  =============    ===============    ============

                                                                      2001
                                                  ------------------------------------------------
UNREALIZED CAPITAL GAINS AND LOSSES AND NET                                              After-
  LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS:         Pretax             Tax               tax
                                                  -------------    ---------------    ------------
  Unrealized holding gains arising during the
    period                                        $       1,457    $          (510)   $        947
  Less: reclassification adjustments                        299               (105)            194
                                                  -------------    ---------------    ------------
  Unrealized net capital gains and losses                 1,158               (405)            753
                                                  -------------    ---------------    ------------
  Net losses on derivative financial instruments
    arising during the period                               (51)                18             (33)
  Less: reclassification adjustments for
    derivative financial instruments                        (51)                18             (33)
                                                  -------------    ---------------    ------------
  Net losses on derivative financial instruments              -                  -               -
                                                  -------------    ---------------    ------------

  Other comprehensive income                      $       1,158    $          (405)   $        753
                                                  =============    ===============    ============

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2003 and 2002, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also included Schedule I - Summary of Investments - Other Than Investments In Related Parties, Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule I - Summary of Investments - Other Than Investments In Related Parties, Schedule IV - Reinsurance and Schedule V - Valuation and Qualifying Accounts, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 4, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

     During the fiscal quarter ended December 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1), (2), (3), (4) AND (5)(ii) DISCLOSURE OF FEES -

     The following fees have been, or will be, billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal year ending December 31, 2003 and 2002.

                                            PERCENTAGE OF 2003 FEES PRE-
                                          APPROVED BY BOARD OF DIRECTORS OF
                               2003           THE ALLSTATE CORPORATION            2002
                            ----------    ---------------------------------    ----------
Audit fees (a)              $  318,218                   100%                  $  335,166
Audit related fees                   -                     -                            -
Tax fees                             -                     -                            -
All other fees                       -                     -                            -
                            ----------    ---------------------------------    ----------
TOTAL FEES                  $  318,218                   100%                  $  335,166
                            ==========    =================================    ==========

 (a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, consents and review of documents filed with the Commission.

(5)(i) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including the registrant. Those policies and procedures are incorporated into this Item 14.5(i) by reference to Appendix D to The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2004. The Board of Directors of ALIC has recently formed an audit committee, which will be responsible for these matters in the future as they relate to ALIC and its subsidiaries, including the registrant.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) The following financial statements, notes thereto and related information of Allstate Life of New York are included in Item 8.

       Statements of Operations and Comprehensive Income
       Statements of Financial Position
       Statements of Shareholder's Equity
       Statements of Cash Flows
       Notes to Financial Statements
       Independent Auditors' Report

       (2) The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

       Allstate Life Insurance Company of New York                                        Page
       -------------------------------------------                                        ----
       Schedules required to be filed under provisions of Regulation S-X Article 7:

       Schedule I - Summary of Investments - Other Than Investments in Related Parties     S-1
       Schedule IV - Reinsurance                                                           S-2
       Schedule V - Valuation and Qualifying Accounts                                      S-3

       All other schedules have been omitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

       (3) The following is a list of the exhibits filed as part of this Form 10-K.

          Exhibit
          No.         Description
          -------     -----------
          3(i)        Restated Certificate of Incorporation of Allstate Life Insurance Company of New York
                      dated December 2, 2003.

          3(ii)       Amended By-Laws of Allstate Life Insurance Company of New York dated December 16,
                      1998. Incorporated herein by reference to Exhibit 3(ii) to Allstate Life Insurance
                      Company of New York's Annual Report on Form 10-K for 1998. (SEC File No. 033-47245)

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

          10.10       Selling Agreement between Allstate Life Insurance Company of New York, ALFS, Inc. and
                      Allstate Financial Services, LLC, effective May 17, 2001. Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance Company's Annual Report on Form 10-K for
                      2003. (SEC File No. 000-31248)

          10.11       Business Operations and Service Agreement between Allstate Life Insurance Company of
                      New York and Allstate Life Insurance Company effective October 1,1997. Incorporated herein by reference to Exhibit 10.4 to Allstate Life Insurance Company of New York's
                      Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

          10.12       Reinsurance Agreement between Allstate Life Insurance Company and Allstate Life
                      Insurance Company of New York effective January 1, 1984 as amended by Amendment No. 1 effective September 1, 1984, Amendment No.2 effective January 1, 1987, Amendment No.3 effective October 1, 1988, Amendment No.4 effective January 1, 1994 and Amendment No.5 effective December 31, 1995. Incorporated herein by reference to Exhibit 10.6 to
                      Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for
                      quarter ended June 30, 2002.

          10.13       Agreement and Assumption Reinsurance Agreement between Allstate Life Insurance Company and Allstate Life Insurance Company of New York effective July 1, 1984. Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance Company of New York's
                      Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

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

                      June 30, 2002.

          10.15       Reinsurance Agreement between Allstate Life Insurance Company and Allstate Life
                      Insurance Company of New York, effective January 1, 1991, as amended by Amendment No.1 effective December 31, 1995. Incorporated herein by reference to Exhibit 10.9 to
                      Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for
                      quarter ended June 30, 2002.

          10.16       Stop Loss Reinsurance Agreement between Allstate Life Insurance Company and Allstate
                      Life Insurance Company of New York effective December 31, 2001.

          23          Independent Auditors' Consent

          31.1        Rule 15d-14(a) Certification of Principal Executive Officer

          31.2        Rule 15d-14(a) Certification of Principal Financial Officer

          32          Section 1350 Certifications

(b) No reports on Form 8-K were filed during the fourth quarter of 2003.

(c) The exhibits are listed in Item 15. (a) (3) above.

(d) The financial statement schedules are listed in Item 15. (a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                 (Registrant)

     March 24, 2004                  /s/ Samuel H. Pilch
                                     -------------------
                                 By: Samuel H. Pilch
                                 (chief accounting officer and duly authorized officer of the registrant)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                     DATE
---------                                -----                                     ----
/s/ Casey J. Sylla                       Chairman of the Board,                    March 24, 2004
------------------                       President and a Director
Casey J. Sylla                           (Principal Executive Officer)

/s/ Steven E. Shebik                     Vice President, Chief Financial           March 24, 2004
--------------------                     Officer and a Director
Steven E. Shebik                         (Principal Financial Officer)

/s/ Marcia D. Alazraki                   Director                                  March 24, 2004
----------------------
Marcia D. Alazraki

/s/ Vincent A. Fusco                     Director                                  March 24, 2004
--------------------
Vincent A. Fusco

/s/ Cleveland Johnson, Jr.               Director                                  March 24, 2004
--------------------------
Cleveland Johnson, Jr.

/s/ John C. Lounds                       Director                                  March 24, 2004
------------------
John C. Lounds

/s/ J. Kevin McCarthy                    Director                                  March 24, 2004
---------------------
J. Kevin McCarthy

                                         Director                                  March 24, 2004
----------------------
Kenneth R. O'Brien

/s/ John R. Raben, Jr.                   Director                                  March 24, 2004
----------------------
John R. Raben, Jr.

                                         Director                                  March 24, 2004
-----------------------
Phyllis Hill Slater

/s/ Kevin R. Slawin                      Director                                  March 24, 2004
-------------------
Kevin R. Slawin

/s/ Michael J. Velotta                   Director                                  March 24, 2004
----------------------
Michael J. Velotta

/s/ Patricia W. Wilson                   Director                                  March 24, 2004
----------------------
Patricia W. Wilson

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
 PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS
           WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     All of the outstanding common stock of the Company is owned by Allstate Life Insurance Company. The Company has not provided any of the following items to security holders:

          (1) annual reports to security holders covering the registrant's last fiscal year; or
          (2) proxy statements, forms of proxy or other proxy soliciting materials.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
          SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                DECEMBER 31, 2003

                                                                                                         CARRYING
(IN THOUSANDS)                                                               COST        FAIR VALUE        VALUE
                                                                         ------------   ------------   ------------
TYPE OF INVESTMENT
Fixed income securities, available for sale:
  Bonds:
    United States government, government agencies and authorities.....   $    488,037   $    653,572   $    653,572
    States, municipalities and political subdivisions.................        206,364        212,380        212,380
    Foreign governments...............................................        200,682        254,782        254,782
    Public utilities..................................................        515,247        591,396        591,396
    All other corporate bonds.........................................      1,888,447      2,047,263      2,047,263
  Mortgage-backed securities..........................................        593,228        609,936        609,936
  Asset-backed securities.............................................         43,442         45,998         45,998
                                                                         ------------   ------------   ------------
    Total fixed income securities.....................................      3,935,447   $  4,415,327      4,415,327
                                                                         ------------   ============   ------------

Mortgage loans on real estate.........................................        385,643                       385,643
Policy loans..........................................................         34,107                        34,107
Short-term investments................................................         22,756                        22,756
                                                                         ------------                  ------------
    Total investments.................................................   $  4,377,953                  $  4,857,833
                                                                         ============                  ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)

                                                GROSS                                NET
YEAR ENDED DECEMBER 31, 2003                    AMOUNT            CEDED             AMOUNT
----------------------------------------   ---------------   ---------------   ---------------
Life insurance in force                    $    20,607,522   $     5,145,070   $    15,462,452
                                           ===============   ===============   ===============

Premiums and contract charges:
      Life and annuities                   $       119,583   $         7,196   $       112,387
        Accident and health                          9,467               825             8,642
                                           ---------------   ---------------   ---------------
                                           $       129,050   $         8,021   $       121,029
                                           ===============   ===============   ===============

                                                GROSS                                NET
YEAR ENDED DECEMBER 31, 2002                    AMOUNT            CEDED             AMOUNT
----------------------------------------   ---------------   ---------------   ---------------
Life insurance in force                    $    18,981,787   $     3,404,525   $    15,577,262
                                           ===============   ===============   ===============

Premiums and contract charges:
     Life and annuities                    $       139,593   $         5,005   $       134,588
     Accident and health                             9,627               863             8,764
                                           ---------------   ---------------   ---------------
                                           $       149,220   $         5,868   $       143,352
                                           ===============   ===============   ===============

                                                GROSS                                NET
YEAR ENDED DECEMBER 31, 2001                    AMOUNT            CEDED             AMOUNT
----------------------------------------   ---------------   ---------------   ---------------
Life insurance in force                    $    17,584,475   $     2,189,352   $    15,395,123
                                           ===============   ===============   ===============

Premiums and contract charges:
     Life and annuities                    $       141,420   $         4,606   $       136,814
     Accident and health                             9,383               888             8,495
                                           ---------------   ---------------   ---------------
                                           $       150,803   $         5,494   $       145,309
                                           ===============   ===============   ===============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                         BALANCE AT       CHARGED TO                          BALANCE AT
                                         BEGINNING        COSTS AND                             END OF
(IN THOUSANDS)                           OF PERIOD         EXPENSES         DEDUCTIONS          PERIOD
                                      ---------------   ---------------   ---------------   ---------------
YEAR ENDED DECEMBER 31, 2003

Allowance for estimated losses
  on mortgage loans                   $             -   $           982   $           982   $             -
                                      ===============   ===============   ===============   ===============

YEAR ENDED DECEMBER 31, 2002

Allowance for estimated losses
  on mortgage loans                   $             -   $             -   $             -   $             -
                                      ===============   ===============   ===============   ===============

YEAR ENDED DECEMBER 31, 2001

Allowance for estimated losses
  on mortgage loans                   $           119   $             -   $           119   $             -
                                      ===============   ===============   ===============   ===============