Form 10-Q
period 2004-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2004-05-11
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

Yes  ☐        No  ☒

        As of April 30, 2004 the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2004

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2004	2003
	(unaudited)
Revenues
Premiums	$16,651	$16,328
Contract charges	14,112	12,991
Net investment income	70,395	63,298
Realized capital gains and losses	(653)	(4,691)

	100,505	87,926

Costs and expenses
Contract benefits	42,924	38,388
Interest credited to contractholder funds	27,651	24,515
Amortization of deferred policy acquisition costs	(109)	6,669
Operating costs and expenses	9,958	9,726

	80,424	79,298

Gain on disposition of operations	1,058	—
Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	21,139	8,628
Income tax expense	7,502	2,961

Income before cumulative effect of change in accounting principle, after-tax	13,637	5,667
Cumulative effect of change in accounting principle, after-tax	(7,586)	—

Net income	$6,051	$5,667

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $4,088,180 and $3,935,447)	$4,681,297	$4,415,327
Mortgage loans	385,386	385,643
Short-term	123,078	22,756
Policy loans	34,524	34,107
Other	4,849	—

Total investments	5,229,134	4,857,833
Cash	10,322	10,731
Deferred policy acquisition costs	164,290	187,437
Accrued investment income	49,428	47,818
Reinsurance recoverables	5,375	4,584
Current income taxes receivable	6,330	8,170
Other assets	14,770	15,004
Separate Accounts	686,639	665,875

Total assets	$6,166,288	$5,797,452

Liabilities
Reserve for life-contingent contract benefits	$1,754,407	$1,683,771
Contractholder funds	2,814,594	2,658,325
Deferred income taxes	94,736	81,657
Other liabilities and accrued expenses	249,479	168,081
Payable to affiliates, net	2,032	5,061
Reinsurance payable to parent	1,094	1,108
Separate Accounts	686,639	665,875

Total liabilities	5,602,981	5,263,878

Commitments and Contingent Liabilities (Note 4)
Shareholder's equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	55,787	55,787
Retained income	342,614	336,563
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	162,406	138,724

Total accumulated other comprehensive income	162,406	138,724

Total shareholder's equity	563,307	533,574

Total liabilities and shareholder's equity	$6,166,288	$5,797,452

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$6,051	$5,667
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(12,004)	(12,163)
Realized capital gains and losses	653	4,691
Gain on disposition of operations	(1,058)	—
Cumulative effect of change in accounting principle	7,586	—
Interest credited to contractholder funds	27,651	24,515
Changes in:
Life-contingent contract benefits and contractholder funds	6,809	2,661
Deferred policy acquisition costs	(14,546)	(6,160)
Income taxes payable	6,252	2,691
Other operating assets and liabilities	5,584	(3,689)

Net cash provided by operating activities	32,978	18,213

Cash flows from investing activities
Proceeds from sales of fixed income securities	90,702	39,200
Investment collections
Fixed income securities	46,547	77,951
Mortgage loans	3,237	1,936
Investment purchases
Fixed income securities	(267,897)	(199,553)
Mortgage loans	(3,000)	(26,900)
Change in short-term investments, net	(39,594)	(41,458)
Change in other investments, net	(163)	648

Net cash used in investing activities	(170,168)	(148,176)

Cash flows from financing activities
Contractholder fund deposits	195,768	159,433
Contractholder fund withdrawals	(58,987)	(35,850)

Net cash provided by financing activities	136,781	123,583

Net decrease in cash	(409)	(6,380)
Cash at beginning of period	10,731	21,686

Cash at end of period	$10,322	$15,306

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

        The accompanying condensed financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly-owned by Allstate Insurance Company ("AIC"), a wholly-owned subsidiary of The Allstate Corporation (the "Corporation").

        The condensed financial statements and notes as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform to the 2004 and year-end 2003 presentations, certain amounts in the prior year's condensed financial statements have been reclassified.

Adopted accounting standard

Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration
    Contracts and for Separate Accounts" ("SOP 03-1")

        On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

•
Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

•
Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs ("DAC").

  Effects of adoption

        The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $7.6 million, after-tax ($11.7 million, pre-tax). It was comprised of an increase in contractholder funds and reserve for life-contingent contract benefits (primarily for variable annuity contracts) of $942 thousand, pre-tax, and a reduction in DAC and deferred sales inducements ("DSI") of $10.7 million, pre-tax.

        The SOP requires consideration of a range of potential results to estimate the cost of variable annuity death benefits and income benefits, which generally necessitates the use of stochastic modeling techniques. To maintain consistency with the assumptions used in the establishment of reserves for variable annuity guarantees, the Company utilized the results of this stochastic modeling to estimate expected gross profits, which form the basis for determining the amortization of DAC and DSI. This new modeling approach resulted in a lower estimate of expected gross profits, and therefore resulted in a write-down of DAC and DSI.

        In 2004, DSI and related amortization is classified within the Condensed Statements of Financial Position and Operations as other assets and interest credited to contractholder funds, respectively. The amounts are provided below.

  Liabilities for contract guarantees

        The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, upon annuitization, or at specified dates during the accumulation period.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	March 31, 2004
In the event of death
Account value	$685
Net amount at risk(1)	$109
Average attained age of contractholders	62 years
At annuitization
Account value	$36
Net amount at risk(2)	$—
Weighted average waiting period until annuitization options available	9 years
Accumulation at specified dates
Account value	$12
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	11 years
(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

(3)
Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	March 31, 2004
Equity securities (including mutual funds)	$660
Cash and cash equivalents	25

Total variable contracts' separate account assets with guarantees	$685

        The following summarizes the liabilities for guarantees:

(in thousands)	Liability for guarantees related to death benefits	Liability/(Asset) related to guaranteed minimum accumulation benefits ("GMAB")(1)	Liability for guarantees related to income benefits	Total
Balance, January 1, 2004	$868	$—	$74	$942
Incurred guaranteed benefits(2)	458	(12)	1	447
Paid guarantee benefits	(432)	—	—	(432)

Balance, March 31, 2004(3)	$894	$(12)	$75	$957

(1)
GMAB are considered to be derivatives under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and are recognized at fair value with changes in fair value recognized as contract benefits.

(2)
For GMAB, incurred guaranteed benefits incorporate all changes in fair value other than amounts resulting from paid guaranteed benefits.

(3)
Included in the total reserve balance are reserves for variable annuity death benefits of $894 thousand, variable annuity income benefits of $12 thousand and other guarantees of $51 thousand.

        The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. For guarantees in the event of death, benefits represent the current guaranteed minimum death payments in excess of the current account balance. For guarantees at annuitization, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

        Projected benefits and contract charges used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age.

        The liability for guarantees will be re-evaluated periodically, and adjustments will be made to the liability balance through a charge or credit to contract benefits.

  Deferred sales inducements

        Costs related to sales inducements offered on sales to new customers, principally on investment contracts and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets. All other sales inducements are expensed as incurred and included in interest credited to contractholder funds on the Condensed Statements of Operations. DSI is amortized to income using the same methodology and assumptions as DAC, and included in interest credited to contractholder funds. DSI is periodically reviewed for recoverability and written down when necessary.

        DSI activity for the three months ended March 31, 2004 was as follows:

(in thousands)
Balance, January 1, 2004	$2,369
Sales inducements deferred	420
Amortization charged to income	(1)
Effects of unrealized gains and losses	(721)

Balance, March 31, 2004	$2,067

Pending accounting standard

Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to
    Certain Investments" ("EITF No. 03-01")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF No. 03-01, which is effective for reporting periods beginning after June 15, 2004. EITF No. 03-01 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. The EITF No. 03-01 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The disclosures required for investment securities accounted for under the cost method are effective for annual periods for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-01 is not expected to result in a material change in the Company's Condensed Statements of Operations or Financial Position.

2.     Other Investments

        In 2004, the Company entered into interest rate cap agreements that are used to reduce exposure to rising interest rates relative to certain annuity contracts. The Company has also entered into foreign currency swap agreements that are used to manage the foreign currency risk associated with certain existing assets. Both are used for asset-liability management.

        In exchange for a premium, interest rate cap agreements provide the holder with the right to receive at a future date, the amount, if any, by which a specified market interest rate exceeds the fixed cap rate applied to a notional amount. Hedge accounting is not applied to these derivative contracts. The fair values of the instruments are reported as other investments and the related gains and losses from the changes in fair value and the accrued periodic settlements are recognized in realized capital gains and losses.

        Under cash flow hedge accounting, the Company designates its foreign currency swap agreements as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure is associated with an existing asset. The fair value of the instruments is reported as other liabilities and accrued expenses and the changes in fair value of the instruments are reported in accumulated other comprehensive income on the Condensed Statements of Financial Position. Amounts are reclassified to net investment income or realized capital gains and losses as the hedge transaction affects net income. Accrued periodic settlements on instruments used in cash flow hedges are reported in net investment income.

	March 31, 2004
(in thousands)	Notional amount	Fair value	Realized capital gain (loss)
Interest rate cap agreements	$122,000	$4,800	$(587)
Foreign currency swap agreements	7,500	(36)	—

3.     Reinsurance

        The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in thousands)	2004	2003
Premiums and contract charges
Direct	$34,490	$30,975
Assumed—non-affiliate	185	43
Ceded
Affiliate	(1,097)	(1,148)
Non-affiliate	(2,815)	(551)

Premiums and contract charges, net of reinsurance	$30,763	$29,319

        The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
(in thousands)	2004	2003
Contract benefits
Direct	$44,358	$39,044
Assumed—non-affiliate	33	7
Ceded
Affiliate	1,051	(68)
Non-affiliate	(2,518)	(595)

Contract benefits, net of reinsurance	$42,924	$38,388

        Excluded from the table above are premiums ceded to ALIC of $671 thousand and $634 thousand for the three months ended March 31, 2004 and 2003, respectively, under the terms of the structured settlement annuity reinsurance agreement. These premiums are reflected in realized capital gains and losses.

4.     Guarantees and Contingent Liabilities

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

        In addition, the Company indemnifies its directors, officers and other individuals to the extent provided in its charter and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of March 31, 2004.

Regulation

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

        AIC is defending various lawsuits involving worker classification issues. These lawsuits include a number of putative class actions and one certified class action challenging the overtime exemption claimed by AIC under the Fair Labor Standards Act or state wage and hour laws. Plaintiffs seek monetary relief, such as penalties and liquidated damages, and non-monetary relief, such as injunctive relief and an accounting. These class actions mirror similar lawsuits filed recently against other carriers in the industry and other employers. A putative nationwide class action filed by former employee agents also includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending these and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor, a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations.    In April 2004, the U.S. Department of Labor notified AIC that it has closed its investigation and contemplates no further action on this matter at this time. In March 2004, in the EEOC and class action lawsuits, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in March 2004 by the trial court but may still be subject to further proceedings, which may include appeals. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. In addition, AIC is defending certain matters relating to its life agency program reorganization announced in 2000. These matters include an investigation by the EEOC with respect to allegations of age discrimination and retaliation. AIC is cooperating fully with the agency investigation and will continue to vigorously defend these and other claims related to the life agency program reorganization. The outcome of these disputes is currently uncertain.

        Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of lawsuits, some of which involve claims for substantial and/or indeterminate amounts. This litigation is based on a variety of issues including insurance and claim settlement practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

5.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended March 31,
	2004			2003
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses and net gains and losses on derivative financial instruments
Unrealized holding gains (losses) arising during the period	$35,782	$(12,523)	$23,259	$5,076	$(1,775)	$3,301
Less: reclassification adjustments	(616)	216	(400)	(4,865)	1,703	(3,162)

Unrealized net capital gains (losses)	36,398	(12,739)	23,659	9,941	(3,478)	6,463
Net gains (losses) on derivatives financial instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustments	(36)	13	(23)	—	—	—

Unrealized net gains (losses) on derivative instruments	36	(13)	23	—	—	—

Other comprehensive income (loss)	$36,434	$(12,752)	23,682	$9,941	$(3,478)	6,463

Net income			6,051			5,667

Comprehensive income (loss)			$29,733			$12,130

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholder of
Allstate Life Insurance Company of New York:

        We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of March 31, 2004, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2003, and the related statements of operations and comprehensive income, shareholder's equity, and cash flows for the year then ended, not presented herein. In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 7, 2004

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

OVERVIEW

        The following discussion highlights significant factors influencing financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as "we", "our", "us" or the "Company"). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2003. We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

        To conform to the 2004 and year-end 2003 presentation, certain prior year amounts have been reclassified.

RESULTS OF OPERATIONS

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life products, variable annuities, fixed annuities and other investment products for which deposits are classified as contractholder funds or separate accounts liabilities on the Condensed Statements of Financial Position. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

        The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in thousands)	2004	2003
Premiums
Traditional life	$5,455	$5,444
Immediate annuities with life contingencies	10,444	8,590
Other	752	2,294

Total premiums	16,651	16,328
Contract charges
Interest-sensitive life	9,428	9,489
Fixed annuities	1,537	1,211
Variable annuities	3,147	2,291

Total contract charges	14,112	12,991

Premiums and contract charges	$30,763	$29,319

        The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended March 31,
(in thousands)	2004	2003
Premiums
Allstate agencies	$5,357	$5,364
Financial institutions and broker/dealers	107	—
Specialized brokers	10,337	8,590
Independent agents	699	243
Direct marketing	151	2,131

Total premiums	16,651	16,328
Contract charges
Allstate agencies	9,483	9,574
Financial institutions and broker/dealers	3,433	2,545
Specialized brokers	1,128	845
Independent agents	68	27

Total contract charges	14,112	12,991

Premiums and contract charges	$30,763	$29,319

        Total premiums increased 2.0% to $16.7 million in the first quarter of 2004 compared to the same period of 2003. The increase was primarily the result of increased premiums on immediate annuities with life contingencies partially offset by decreased premiums resulting from the disposal of the majority of our direct response distribution business.

        Contract charges increased 8.6% to $14.1 million in the first quarter of 2004 compared to the same period of 2003. The increase was primarily due to higher contract charges on variable annuities as a result of overall higher account values during the first quarter of 2004 compared to the prior period.

        Contractholder funds represent interest-bearing liabilities arising from the sale of individual products, such as interest-sensitive life and fixed annuities. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

        The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in thousands)	2004	2003
Contractholder funds, beginning balance	$2,658,325	$2,051,429
Impact of adoption of SOP 03-1(1)	2,031	—
Deposits:
Fixed annuities (immediate and deferred)	145,387	107,286
Interest-sensitive life	24,822	13,979
Variable annuity and life deposits allocated to fixed accounts	25,559	37,484

Total deposits	195,768	158,749
Interest credited	27,716	24,515
Benefits, withdrawals and other adjustments
Benefits and withdrawals	(47,988)	(37,664)
Contract charges	(9,882)	(9,520)
Net transfers (to) from separate accounts	(11,467)	868
Other adjustments	91	953

Total benefits, withdrawals and other adjustments	(69,246)	(45,363)
Contractholder funds, ending balance	$2,814,594	$2,189,330

(1)
The increase in contractholder funds due to the adoption of SOP 03-1 primarily reflects the establishment of reserves for certain liabilities that are primarily related to death benefit and income benefit guarantees provided under variable annuity contracts and the reclassification of deferred sales inducements from contractholder funds to other assets.

        Contractholder funds deposits increased 23.3% in the first quarter of 2004 compared to the same period of 2003, and average contractholder funds, after reflecting the impact of adopting SOP 03-1, increased 29.1% due to significant increases in fixed annuity deposits. Fixed annuity deposits increased 35.5% primarily due to competitive pricing.

        Benefits and withdrawals increased 27.4% in the first quarter of 2004 compared to the same period of 2003. Benefits and withdrawals for 2004 represent 1.8% of the beginning of period contractholder funds balance, comparable to 2003. Actual surrenders and withdrawals compare favorably to our pricing assumptions.

        Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

	Three Months Ended March 31,
(in thousands)	2004	2003
Separate accounts liabilities, beginning balance	$665,875	$537,204
Variable annuity and life deposits	51,289	52,132
Variable annuity and life deposits allocated to fixed accounts	(25,559)	(37,484)

Net deposits	25,730	14,648
Investment results	15,380	(12,632)
Contract charges	(2,386)	(1,767)
Net transfers from (to) fixed accounts	11,467	(868)
Surrenders and benefits	(29,427)	(21,163)

Separate accounts liabilities, ending balance	$686,639	$515,422

        Separate accounts liabilities increased $20.8 million during the first quarter of 2004 compared to a decline of $21.8 million during the same period of 2003 reflecting a significant improvement in investment results and net deposits. The increase in variable annuity net deposits resulted from lower initial deposits on variable annuity contracts being invested in the general account investment option due to improved equity market performance. Variable annuity contractholders often allocate a significant portion of their initial variable annuity deposits into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investments options is reflected in net transfers from (to) fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

        Net investment income increased 11.2% in the first quarter of 2004 compared to the same period in 2003, primarily due to the effect of higher portfolio balances partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities. Investment balances as of March 31, 2004, excluding unrealized net capital gains, increased 19.4% from March 31, 2003. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.

        We reclassified reinsurance premiums paid to ALIC for the stop loss reinsurance agreement entered into in 2002, which meets the accounting definition of a derivative under Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", from net investment income to realized capital gains and losses so that they are reported consistently with the corresponding fair value adjustments on this agreement. Net investment income was increased by $634 thousand for the three months ended March 31, 2003 as a result.

        Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in thousands)	2004	2003
Premiums and contract charges	$30,763	$29,319
Net investment income(1)	70,402	63,298
Contract benefits(2)	(42,931)	(38,388)
Interest credited to contractholder funds(2)	(27,647)	(24,515)

Gross margin	30,587	29,714
Amortization of DAC and DSI	1,549	(6,322)
Operating costs and expenses	(9,958)	(9,726)
Income tax expense	(7,839)	(4,802)
Realized capital gains and losses, after-tax	(434)	(2,977)
DAC and DSI amortization expense on realized capital gains and losses, after-tax	(952)	(220)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(4)	—
Gain on disposition of operations, after-tax	688	—
Cumulative effect of change in accounting principle, after-tax	(7,586)	—

Net income	$6,051	$5,667

(1)
Net investment income includes periodic settlements and accruals on non-hedge derivative instruments, pretax, totaling $7 thousand for the first quarter of 2004. There were no periodic settlements and accruals on non-hedge derivative instruments for the first quarter of 2003.

(2)
Beginning in 2004, amortization of DSI is excluded from contract benefits and interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $7 thousand and $4 thousand, respectively, in the first quarter of 2004. The prior period has not been restated.

        Gross margin, a non-GAAP measure, represents premiums, contract charges and net investment income, less contract benefits and interest credited to contractholder funds. We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of four components that are utilized to further analyze the business; they include the investment margin, mortality margin, and maintenance and surrender charges. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and mortality margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to GAAP net income in the table above.

        The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31, 2004
(in thousands)	Investment Margin	Mortality Margin	Maintenance Charges	Surrender Charges	Gross Margin
Premiums	$—	$16,651	$—	$—	$16,651
Contract charges	—	7,270	5,566	1,276	14,112
Net investment income(1)	70,402	—	—	—	70,402
Contract benefits(2)	(24,676)	(18,255)	—	—	(42,931)
Interest credited to contractholder funds(2)	(27,647)	—	—	—	(27,647)

	$18,079	$5,666	$5,566	$1,276	$30,587

	Three Months Ended March 31, 2003
	Investment Margin	Mortality Margin	Maintenance Charges	Surrender Charges	Gross Margin
Premiums	$—	$16,328	$—	$—	$16,328
Contract charges	—	6,742	5,069	1,180	12,991
Net investment income	63,298	—	—	—	63,298
Contract benefits	(23,624)	(14,764)	—	—	(38,388)
Interest credited to contractholder funds	(24,515)	—	—	—	(24,515)

	$15,159	$8,306	$5,069	$1,180	$29,714

(1)
Net investment income includes periodic settlements and accruals on non-hedge derivative instruments, pretax, totaling $7 thousand for the first quarter of 2004. There were no periodic settlements and accruals on non-hedge derivative instruments for the first quarter of 2003.

(2)
Beginning in 2004, amortization of DSI is excluded from contract benefits and interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $3 thousand and $4 thousand, respectively, in the first quarter of 2004. The prior period has not been restated.

        Gross margin increased 2.9% during the first quarter of 2004 compared to the same period of 2003 due to increased investment margin and higher maintenance and surrender charges, partly offset by a decrease in the mortality margin.

        Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in our reserve for life-contingent contract benefits. We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during the fiscal period.

        Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in thousands)	2004	2003
Life insurance	$2,900	$2,488
Annuities	15,179	12,671

Total investment margin	$18,079	$15,159

        Investment margin increased 19.3% in the first quarter of 2004 compared to the same period of 2003 due to a 28.6% increase in contractholder funds. The increase was partially offset by a decline in the interest-sensitive life investment spread, as investment yield declines were not fully offset by crediting rate reductions.

        The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.3%	6.9%	4.9%	5.0%	1.4%	1.9%
Fixed annuities—deferred	5.7	6.3	3.4	4.1	2.3	2.2
Fixed annuities—immediate	7.6	7.7	6.8	6.9	0.8	0.8
Investments supporting capital, traditional life and other products	6.2	6.2	n/a	n/a	n/a	n/a

        The following table summarizes the liabilities for these contracts and policies.

	March 31,
(in thousands)	2004	2003
Interest-sensitive life	$324,558	$280,627
Fixed annuities—deferred	1,987,193	1,450,658
Fixed annuities—immediate	1,885,729	1,786,122

	4,197,480	3,517,407
FAS 115/133 market value adjustment	268,106	165,702
Life-contingent contracts and other	103,415	91,902

Total contractholder funds and reserve for life-contingent contract benefits	$4,569,001	$3,775,011

        Mortality margin is a component of gross margin, both of which are non-GAAP measures. Mortality margin represents premiums and cost of insurance contract charges less contract benefits excluding the implied interest on life-contingent immediate annuities which is included in the calculation of investment margin. We use mortality margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

        Mortality margin by product group is shown in the following table.

	Three Months Ended March 31,
(in thousands)	2004	2003
Life insurance	$7,218	$8,411
Annuities	(1,552)	(105)

Total mortality margin	$5,666	$8,306

        Mortality margin was $5.7 million in the first quarter of 2004, reflecting a $2.6 million or 31.8% decline compared to the same period of 2003. The decline was primarily due to the disposal of the majority of our direct response distribution business and fewer deaths on our life contingent immediate annuities partially offset by improved mortality on our other life products.

        As required by SOP 03-1, as of January 1, 2004, a reserve was established for guaranteed minimum death benefits ("GMDBs") and guaranteed minimum income benefits ("GMIBs"), which in previous periods were expensed as paid. Under the SOP, we anticipate that the mortality margin will be less volatile in the future, as contract benefit expense will not be impacted by GMDB and GMIB payments made during each period. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 of the Condensed Financial Statements. Included in the mortality margin for the first quarter of 2004 is an addition to the reserve for GMDBs and GMIBs of $0.4 million. Included in the mortality margin for first quarter of 2003 are GMDB and GMIB payments of $1.2 million.

        Amortization of DAC and DSI decreased $7.9 million during the first quarter of 2004 compared to the same period of 2003. Increased amortization of DAC in the first quarter of 2004 compared to the first quarter of 2003 was more than offset by a deceleration of amortization (commonly called "DAC unlocking") of $10.2 million in the first quarter of 2004 compared to an acceleration of amortization of $325 thousand in the same period of 2003. The deceleration of amortization is a result of favorable projected mortality in our interest-sensitive life products.

        The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $10.7 million. This reduction was recognized as a cumulative effect of a change in accounting principle. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 of the Condensed Financial Statements.

        Operating costs and expenses decreased 2.4% in the first quarter of 2004 compared to the first quarter of 2003. The decrease in total operating costs and expenses was primarily due to the disposal of the majority of our direct response distribution business, which was partially offset by higher trail commissions and employee expenses.

INVESTMENTS

        An important component of our financial results is the return on our investment portfolio. The investment portfolio is managed based upon the business and its corresponding liability structure. The composition of the investment portfolio at March 31, 2004 is presented in the table below.

(in thousands)	Carrying value	Percent of total
Fixed income securities(1)	$4,681,297	89.5%
Mortgage loans	385,386	7.4
Short-term	123,078	2.4
Other	39,373	0.7

Total	$5,229,134	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $4.09 billion.

        Total investments increased to $5.23 billion at March 31, 2004 from $4.86 billion at December 31, 2003 due to positive cash flows from operating and financing activities, increased unrealized gains on fixed income securities and increased funds associated with securities lending.

        Total investment balances related to collateral associated with securities lending increased to $177.5 million at March 31, 2004 from $134.5 million at December 31, 2003.

        At March 31, 2004, 95.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, an S&P equivalent rating of AAA, AA, A or BBB, or a comparable internal rating when an external rating is not available.

        The unrealized net capital gains on fixed income securities at March 31, 2004 were $593.1 million, an increase of $113.2 million or 23.6% since December 31, 2003. The net unrealized gain was comprised of $605.8 million of unrealized gains and $12.7 million of unrealized losses at March 31, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $479.9 million at December 31, 2003, comprised of $498.8 million of unrealized gains and $18.9 million of unrealized losses. Of the gross unrealized losses in the fixed income portfolio at March 31, 2004, 69.4% were concentrated in the corporate fixed income portfolio. The losses were primarily comprised of securities in the transportation, banking and capital goods sectors. The gross unrealized losses in these sectors were primarily company specific or interest rate related. Approximately 32.4% of the gross unrealized losses on the corporate fixed income portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process.

        Our portfolio monitoring process identifies and evaluates fixed income securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.

        We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

        The following table summarizes problem, restructured and potential problem fixed income securities.

(in thousands)	March 31, 2004			December 31, 2003
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$13,178	$12,997	0.3%	$13,186	$12,533	0.3%
Restructured	5,407	6,006	0.1	5,701	6,303	0.1
Potential problem	17,120	17,043	0.4	17,899	17,843	0.4

Total net carrying value	$35,705	$36,046	0.8%	$36,786	$36,679	0.8%

Cumulative write-downs recognized	$5,415			$4,817

        We have not experienced significant changes in the amortized cost of fixed income securities categorized as problem, restructured and potential problem as of March 31, 2004 compared to December 31, 2003.

        We also evaluated each of these securities through our portfolio monitoring process and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in thousands)	2004	2003
Investment write-downs	$(639)	$(5,580)
Sales	1,827	99
Valuation of derivative instruments	(1,184)	640
Settlement of derivative instruments	(657)	150

Realized capital gains and losses, pretax	(653)	(4,691)
Income tax benefit	219	1,714

Realized capital gains and losses, after-tax	$(434)	$(2,977)

        We may sell securities during the period in which fair value has declined below amortized cost. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security. Sales in the above table also include dispositions such as call and prepayment transactions.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholder's equity. The following table summarizes our capital resources.

(in thousands)	March 31, 2004	December 31, 2003
Common stock, retained earnings and other shareholder's equity items	$400,901	$394,850
Accumulated other comprehensive income	162,406	138,724

Total shareholder's equity	$563,307	$533,574

        Shareholder's equity increased in the first quarter of 2004 when compared to December 31, 2003 due to an increase in accumulated other comprehensive income and to net income.

        Financial Ratings and Strength    Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks and the current level of operating leverage. There have been no changes to our insurance financial strength ratings since December 31, 2003. However, in February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of ALIC and certain rated ALIC subsidiaries and affiliates, including the Company.

Liquidity Sources and Uses

        Increased operating cash flows in the first quarter of 2004 when compared to the first quarter of 2003 primarily relate to increases in premiums and investment income. Cash flows used in investing activities increased in the first quarter of 2004 as a result of the investment of higher financing cash flow and higher operating cash flows.

        Higher cash flow from financing activities during the first quarter of 2004 when compared to the first quarter of 2003 reflects an increase in deposits received from contractholders, partially offset by benefits and withdrawals from contractholders' accounts. For quantification of the changes in contractholder funds, see the Results of Operations section of the MD&A.

        We have entered into an inter-company loan agreement with The Allstate Corporation (the "Corporation"). The amount of inter-company loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at March 31, 2004 or December 31, 2003. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption "Forward-Looking Statements and Risk Factors."

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

        During the fiscal quarter ended March 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 4 of the Company's Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York (Registrant)
May 6, 2004	By	/s/ SAMUEL H. PILCH
Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description
15	Acknowledgement of awareness from Deloitte & Touche LLP dated May 7, 2004, concerning unaudited interim financial information.
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1