Form 10-Q
period 2004-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2004-08-10
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

Yes  ☐        No  ☒

        As of July 31, 2004 the Registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
	(unaudited)
Revenues
Premiums	$19,969	$13,934	$36,620	$30,262
Contract charges	14,576	13,682	28,688	26,673
Net investment income	72,676	65,356	143,071	128,654
Realized capital gains and losses	(2,886)	208	(3,539)	(4,483)

	104,335	93,180	204,840	181,106

Costs and expenses
Contract benefits	44,916	43,046	87,840	81,434
Interest credited to contractholder funds	30,535	27,277	58,186	51,792
Amortization of deferred policy acquisition costs	8,817	9,453	8,708	16,122
Operating costs and expenses	10,300	5,610	20,258	15,336

	94,568	85,386	174,992	164,684

Gain on disposition of operations	—	—	1,058	—
Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	9,767	7,794	30,906	16,422
Income tax expense	3,592	2,706	11,094	5,667

Income before cumulative effect of change in accounting principle, after-tax	6,175	5,088	19,812	10,755
Cumulative effect of change in accounting principle, after-tax	—	—	(7,586)	—

Net income	$6,175	$5,088	$12,226	$10,755

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $4,365,670 and $3,935,447)	$4,694,455	$4,415,327
Mortgage loans	403,725	385,643
Short-term	76,104	22,756
Policy loans	34,336	34,107
Other	7,285	—

Total investments	5,215,905	4,857,833
Cash	14,148	10,731
Deferred policy acquisition costs	243,019	187,437
Accrued investment income	51,291	47,818
Reinsurance recoverables	5,228	4,584
Current income taxes receivable	8,624	8,170
Other assets	51,580	15,004
Separate Accounts	710,363	665,875

Total assets	$6,300,158	$5,797,452

Liabilities
Reserve for life-contingent contract benefits	$1,659,453	$1,683,771
Contractholder funds	3,084,086	2,658,325
Deferred income taxes	64,924	81,657
Other liabilities and accrued expenses	259,257	168,081
Payable to affiliates, net	6,839	5,061
Reinsurance payable to parent	1,082	1,108
Separate Accounts	710,363	665,875

Total liabilities	5,786,004	5,263,878

Commitments and Contingent Liabilities (Note 4)
Shareholder's equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	55,787	55,787
Retained income	348,789	336,563
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	107,078	138,724

Total accumulated other comprehensive income	107,078	138,724

Total shareholder's equity	514,154	533,574

Total liabilities and shareholder's equity	$6,300,158	$5,797,452

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$12,226	$10,755
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(24,511)	(24,699)
Realized capital gains and losses	3,539	4,483
Gain on disposition of operations	(1,058)	—
Cumulative effect of change in accounting principle	7,586	—
Interest credited to contractholder funds	58,186	51,792
Changes in:
Life-contingent contract benefits and contractholder funds	15,929	8,347
Deferred policy acquisition costs	(28,212)	(15,679)
Income taxes payable	3,938	(4,151)
Other operating assets and liabilities	11,026	(4,215)

Net cash provided by operating activities	58,649	26,633

Cash flows from investing activities
Proceeds from sales of fixed income securities	233,910	97,988
Investment collections
Fixed income securities	102,448	136,319
Mortgage loans	6,403	4,287
Investment purchases
Fixed income securities	(763,912)	(578,200)
Mortgage loans	(24,474)	(44,596)
Change in short-term investments, net	4,884	19,149
Change in other investments, net	379	1,137

Net cash used in investing activities	(440,362)	(363,916)

Cash flows from financing activities
Contractholder fund deposits	510,088	405,411
Contractholder fund withdrawals	(124,958)	(80,199)

Net cash provided by financing activities	385,130	325,212

Net increase (decrease) in cash	3,417	(12,071)
Cash at beginning of period	10,731	21,686

Cash at end of period	$14,148	$9,615

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

        The condensed financial statements and notes as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

  Effects of adoption

        The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $7.6 million, after-tax ($11.7 million, pre-tax). It was comprised of an increase in contractholder funds and benefits reserves (primarily for variable annuity contracts) of $942 thousand, pre-tax, and a reduction in DAC and deferred sales inducements ("DSI") of $10.7 million, pre-tax.

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

  Liabilities for contract guarantees

        The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), or at specified dates during the accumulation period (accumulation benefits). The Company hedges accumulation benefits for all contracts issued.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	June 30, 2004
In the event of death
Account value	$709
Net amount at risk(1)	$107
Average attained age of contractholders	63 years
At annuitization
Account value	$37
Net amount at risk(2)	$—
Weighted average waiting period until annuitization options available	9 years
Accumulation at specified dates
Account value	$12
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	11 years
(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

(3)
Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	June 30, 2004
Equity securities (including mutual funds)	$679
Cash and cash equivalents	30

Total variable contracts' separate account assets with guarantees	$709

        The following summarizes the liabilities for guarantees:

(in thousands)	Liability for guarantees related to death benefits	Liability for guarantees related to income benefits	Total
Balance, January 1, 2004	$868	$74	$942
Incurred guaranteed benefits	910	3	913
Paid guarantee benefits	(969)	—	(969)

Balance, June 30, 2004(1)	$809	$77	$886

(1)
Included in the total reserve balance are reserves for variable annuity death benefits of $809 thousand, variable annuity income benefits of $14 thousand and other guarantees of $63 thousand.

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

        DSI activity for the six months ended June 30, 2004 was as follows:

(in thousands)
Balance, January 1, 2004	$2,369
Sales inducements deferred	867
Amortization charged to income	(384)
Effects of unrealized gains and losses	465

Balance, June 30, 2004	$3,317

Pending accounting standard

Emerging Issues Task Force Topic No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to
    Certain Investments" ("EITF No. 03-1")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF No. 03-1, which is effective for fiscal periods beginning after June 15, 2004. EITF No. 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer", which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the recognition of that difference in cash is reasonably estimable. EITF 03-1 also indicates that although not presumptive a pattern of selling investments prior to the forecasted recovery may call into question an investor's intent to hold the security until it recovers in value.

        The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

        The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that are effective for fiscal years ending after June 15, 2004.

        The Company is currently evaluating the impact of EITF 03-1 on its process for determining other-than-temporary impairment for the affected securities. More specifically, the Company is analyzing whether subsequent to adoption its portfolio management practices for certain securities classified as available-for-sale pursuant to SFAS No. 115 could be interpreted as a pattern of selling thereby affecting its designated intent to hold such investments for the period necessary to allow for the forecasted recovery of fair value pursuant to the requirements of EITF 03-1. As a result of this analysis, the Company may potentially reclassify to realized capital gains and losses the unrealized net capital gains and losses associated with certain securities classified as available-for-sale.

        Adoption of this standard may:

  •
  Accelerate the timing of recognition of certain impairment losses or otherwise result in impairment losses being recognized when they previously may not have been;

  •
  Result in the designation of certain investment securities as trading;

  •
  Increase the volatility of net income due to:

  •
  The potential recognition of unrealized losses in situations where the Company anticipates a full recovery of certain unrealized losses but does not desire to elect a permanent intent to hold the affected securities, regardless of internal and external facts and circumstances, until such time as they fully recover or mature; and

  •
  Changes in the timing of the recognition of the difference between carrying value and expected settlement value of those debt securities for which an other-than-temporary impairment is taken.

        Adoption of this standard is not expected to have a material impact on shareholder's equity since fluctuations in fair value are already recorded in accumulated other comprehensive income.

2.     Other Investments

        In 2004, the Company entered into interest rate cap agreements, financial futures contracts and foreign currency swap agreements that are used to reduce exposure to rising or falling interest rates relative to certain annuity contracts or to change the interest rate characteristics of existing assets or liabilities. All are used for asset-liability management.

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

        Financial futures contracts are commitments to purchase or sell designated financial instruments at a future date for a specified price or yield. Hedge accounting is not applied to these derivative contracts. The fair values of the instruments are reported as other investments and the related gains and losses from the changes in fair value, some of which are recognized through daily cash settlements, are classified consistent with the risks being economically hedged and are reported as realized capital gains and losses or contract benefits.

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

	June 30, 2004
(in thousands)	Notional amount	Fair value	Realized capital gain (loss)
Interest rate cap agreements	$129,200	$7,198	$1,755
Financial futures contracts	26,500	248	600
Foreign currency swap agreements	7,500	(240)	—

3.     Reinsurance

        The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Premiums and contract charges
Direct	$38,677	$29,565	$73,167	$60,540
Assumed—non-affiliate	117	64	302	107
Ceded
Affiliate	(1,086)	(1,142)	(2,183)	(2,290)
Non-affiliate	(3,163)	(871)	(5,978)	(1,422)

Premiums and contract charges, net of reinsurance	$34,545	$27,616	$65,308	$56,935

        The effects of reinsurance on contract benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Contract benefits
Direct	$46,370	$44,189	$90,728	$83,233
Assumed—non-affiliate	45	28	78	35
Ceded
Affiliate	(1,034)	(45)	17	(113)
Non-affiliate	(465)	(1,126)	(2,983)	(1,721)

Contract benefits, net of reinsurance	$44,916	$43,046	$87,840	$81,434

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

        The aggregate liability balance related to all guarantees was not material as of June 30, 2004.

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

        Regulatory bodies have contacted the parent of the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The Company's parent has and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's financial position.

Legal Proceedings

Background

        The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" described below, please note the following:

•
These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that some of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that some of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

•
In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In our experience, monetary demands in plaintiffs' court pleadings bear little relation to the ultimate loss, if any, to the Company.

•
For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies", when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•
In the opinion of the Company's management, while some of these matters may be material to the Company's operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.

Proceedings

        Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

        AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

        AIC is also defending certain matters relating to its agency program reorganization announced in 1999. These matters include an investigation by the U.S. Department of Labor, a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations.    In April 2004, the U.S. Department of Labor notified AIC that it has closed its investigation and contemplates no further action on this matter at this time. In March 2004, in the EEOC and class action lawsuits, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in March 2004 by the trial court but may still be subject to further proceedings on appeal. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

Other actions

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

5.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended June 30,
	2004			2003
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(87,752)	$30,712	$(57,040)	$40,691	$(14,244)	$26,447
Less: reclassification adjustments	(2,427)	848	(1,579)	216	(76)	140

Unrealized net capital gains (losses)	(85,325)	29,864	(55,461)	40,475	(14,168)	26,307
Net gains (losses) on derivative financial instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustments	(204)	71	(133)	—	—	—

Unrealized net gains (losses) on derivative financial instruments	204	(71)	133	—	—	—

Other comprehensive income (loss)	$(85,121)	$29,793	(55,328)	$40,475	$(14,168)	26,307

Net income			6,175			5,088

Comprehensive income (loss)			$(49,153)			$31,395

	Six Months Ended June 30,
	2004			2003
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(51,087)	$17,881	$(33,206)	$45,806	$(16,032)	$29,774
Less: reclassification adjustments	(2,160)	756	(1,404)	(4,610)	1,614	(2,996)

Unrealized net capital gains (losses)	(48,927)	17,125	(31,802)	50,416	(17,646)	32,770
Net gains (losses) on derivative financial instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustments	(240)	84	(156)	—	—	—

Unrealized net gains (losses) on derivative financial instruments	240	(84)	156	—	—	—

Other comprehensive income (loss)	$(48,687)	$17,041	(31,646)	$50,416	$(17,646)	32,770

Net income			12,226			10,755

Comprehensive income (loss)			$(19,420)			$43,525

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company of New York:

        We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of June 30, 2004, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

        We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2003, and the related statements of operations and comprehensive income, shareholder's equity, and cash flows for the year then ended, not presented herein. In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 10, 2004

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

OVERVIEW

        The following discussion highlights significant factors influencing the financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as "we", "our", "us" or the "Company"). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2003. We operate as a single segment entity, consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

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

        The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Premiums
Traditional life	$5,746	$5,630	$11,201	$11,074
Immediate annuities with life contingencies	13,597	6,230	24,041	14,820
Other	626	2,074	1,378	4,368

Total premiums	19,969	13,934	36,620	30,262
Contract charges
Interest-sensitive life	9,982	9,957	19,410	19,446
Fixed annuities	1,495	1,390	3,032	2,601
Variable annuities	3,099	2,335	6,246	4,626

Total contract charges	14,576	13,682	28,688	26,673

Premiums and contract charges	$34,545	$27,616	$65,308	$56,935

        The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Premiums
Allstate agencies	$5,654	$5,545	$11,011	$10,909
Financial institutions and broker/dealers	—	34	107	34
Specialized brokers	13,597	6,230	23,934	14,820
Independent agents	786	380	1,485	623
Direct response	(68)	1,745	83	3,876

Total Premiums	19,969	13,934	36,620	30,262
Contract charges
Allstate agencies	10,073	10,152	19,556	19,726
Financial institutions and broker/dealers	3,513	2,577	6,946	5,122
Specialized brokers	934	916	2,062	1,761
Independent agents	56	37	124	64

Total contract charges	14,576	13,682	28,688	26,673

Premiums and contract charges	$34,545	$27,616	$65,308	$56,935

        Total premiums increased 43.3% to $20.0 million in the second quarter of 2004 and 21.0% to $36.6 million in the first six months of 2004 compared to the same periods of 2003. The increases in both periods were the result of increased premiums on immediate annuities with life contingencies partially offset by decreased premiums resulting from the disposal of the majority of our direct response distribution business.

        Contract charges increased 6.5% to $14.6 million in the second quarter of 2004 and 7.6% to $28.7 million in the first six months of 2004 compared to the same periods of 2003. The increases in both periods were primarily attributable to higher contract charges on variable annuities as a result of average higher account values in the current periods from new business and investment returns.

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

        The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Contractholder funds, beginning balance	$2,814,594	$2,189,330	$2,658,325	$2,051,429
Impact of adoption of SOP 03-1(1)	—	—	2,031	—
Deposits:
Fixed annuities (immediate and deferred)	257,012	195,439	402,399	302,725
Interest-sensitive life	26,210	13,803	51,032	27,782
Variable annuity and life deposits allocated to fixed accounts	31,098	37,420	56,657	74,904

Total deposits	314,320	246,662	510,088	405,411
Interest credited	30,235	27,277	57,951	51,792
Benefits, withdrawals and other adjustments
Benefits and withdrawals	(56,205)	(40,884)	(104,193)	(78,548)
Contract charges	(10,446)	(10,073)	(20,328)	(19,593)
Net transfers to separate accounts	(9,927)	(4,652)	(21,394)	(3,784)
Other adjustments	1,515	(634)	1,606	319

Total benefits, withdrawals and other adjustments	(75,063)	(56,243)	(144,309)	(101,606)
Contractholder funds, ending balance	$3,084,086	$2,407,026	$3,084,086	$2,407,026

(1)
The increase in contractholder funds due to the adoption of AICPA Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Traditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) primarily reflects the establishment of reserves for certain liabilities that are primarily related to death benefit and income benefit guarantees provided under variable annuity contracts and the reclassification of deferred sales inducements from contractholder funds to other assets.

        Contractholder funds deposits increased 27.4% in the second quarter and 25.8% in the first six months of 2004 compared to the same periods in 2003, and average contractholder funds, excluding the impact of adopting SOP 03-1, increased 28.3% in the second quarter and 28.8% in the first six months of 2004 compared to the same periods in 2003 due to significant increases in fixed annuity deposits. Fixed annuity deposits increased 31.5% and 32.9% in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003. The increases were attributable to higher consumer demand resulting from increasing interest rates.

        Benefits and withdrawals increased 37.5% in the second quarter and 32.7% in the first six months of 2004 compared to the same periods in 2003. Benefits and withdrawals for the second quarter and first six months of 2004 represent an annualized withdrawal rate of 8.0% and 7.8%, respectively, based on the beginning of period contractholder funds balance compared to 7.5% and 7.7% for the second quarter and first six months of 2003, respectively. Surrenders and withdrawals have been comparable to our pricing assumptions.

        Separate accounts liabilities represent contractholders' claims to the related legally segregated separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Separate accounts liabilities, beginning balance	$686,639	$515,422	$665,875	$537,204
Variable annuity and life deposits	59,943	49,840	111,232	101,972
Variable annuity and life deposits allocated to fixed accounts	(31,098)	(37,420)	(56,657)	(74,904)

Net deposits	28,845	12,420	54,575	27,068
Investment results	2,223	59,888	17,603	47,256
Contract charges	(2,466)	(1,891)	(4,852)	(3,658)
Net transfers from fixed accounts	9,927	4,652	21,394	3,784
Surrenders and benefits	(14,805)	(14,807)	(44,232)	(35,970)

Separate accounts liabilities, ending balance	$710,363	$575,684	$710,363	$575,684

        Separate accounts liabilities increased $23.7 million and $44.5 million during the second quarter and first six months of 2004, respectively, compared to $60.3 million and $38.5 million during the second quarter and first six months of 2003, respectively, as a result of net deposits, transfers from fixed accounts and positive investment results, partially offset by surrenders, benefits paid to contractholders and contract charges.    Variable annuity contractholders often allocate a significant portion of their initial variable annuity deposits into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investments options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

        Net investment income increased 11.2% in both the second quarter and in the first six months of 2004 compared to the same periods in 2003, primarily due to the effect of higher portfolio balances partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities. Total investments as of June 30, 2004 increased 8.9% from June 30, 2003 due primarily to contractholder deposits, partially offset by a decline in unrealized capital gains on fixed income securities.

        Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Premiums	$19,969	$13,934	$36,620	$30,262
Contract charges(1)	14,570	13,682	28,678	26,673
Net investment income	72,676	65,356	143,071	128,654
Periodic settlements and accruals on non-hedge derivative instruments	69	—	76	—
Contract benefits	(44,916)	(43,046)	(87,840)	(81,434)
Interest credited to contractholder funds(2)	(30,152)	(27,277)	(57,802)	(51,792)

Gross margin	32,216	22,649	62,803	52,363
Amortization of DAC and DSI	(8,401)	(8,246)	(6,852)	(14,568)
Operating costs and expenses	(10,300)	(5,610)	(20,258)	(15,336)
Income tax expense	(5,046)	(3,069)	(12,885)	(7,871)
Realized capital gains and losses, after-tax	(1,797)	130	(2,231)	(2,847)
DAC and DSI amortization expense on realized capital gains and losses, after-tax	(454)	(766)	(1,406)	(986)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(43)	—	(47)	—
Gain on disposition of operations, after-tax	—	—	688	—
Cumulative effect of change in accounting principle, after-tax	—	—	(7,586)	—

Net income	$6,175	$5,088	$12,226	$10,755

(1)
Beginning in 2004, amortization of deferred loads on interest-sensitive life products related to capital gains is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to capital gains totaled $6 thousand and $10 thousand for the second quarter and the first six months of 2004.

(2)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $383 thousand in the second quarter of 2004 and $384 thousand for the first six months of 2004. The prior period has not been restated.

        Gross margin, a non-GAAP measure, represents premiums, contract charges and net investment income, less contract benefits and interest credited to contractholder funds. We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable contracts, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of four components that are utilized to further analyze the business: investment margin, benefit margin, maintenance charges and surrender charges. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to GAAP net income in the table above. The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in thousands)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Premiums	$—	$—	$19,969	$13,934	$—	$—	$—	$—	$19,969	$13,934
Contract charges(1)	—	—	7,463	7,338	6,022	5,170	1,085	1,174	14,570	13,682
Net investment income	72,676	65,356	—	—	—	—	—	—	72,676	65,356
Periodic settlements and accruals on non-hedge derivative instruments(2)	69	—	—	—	—	—	—	—	69	—
Contract benefits	(23,908)	(22,053)	(21,008)	(20,993)	—	—	—	—	(44,916)	(43,046)
Interest credited to contractholder funds(3)	(30,152)	(27,277)	—	—	—	—	—	—	(30,152)	(27,277)

	$18,685	$16,026	$6,424	$279	$6,022	$5,170	$1,085	$1,174	$32,216	$22,649

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
(in thousands)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Premiums	$—	$—	$36,620	$30,262	$—	$—	$—	—	$36,620	$30,262
Contract charges(1)	—	—	14,729	14,080	11,588	10,239	2,361	2,354	28,678	26,673
Net investment income	143,071	128,654	—	—	—	—	—	—	143,071	128,654
Periodic settlements and accruals on non-hedge derivative instruments(2)	76	—	—	—	—	—	—	—	76	—
Contract benefits	(48,581)	(45,677)	(39,259)	(35,757)	—	—	—	—	(87,840)	(81,434)
Interest credited to contractholder funds(3)	(57,802)	(51,792)	—	—	—	—	—	—	(57,802)	(51,792)

	$36,764	$31,185	$12,090	$8,585	$11,588	$10,239	$2,361	$2,354	$62,803	$52,363

(1)
Beginning in 2004, amortization of deferred loads on interest-sensitive life products related to capital gains is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to capital gains totaled $6 thousand and $10 thousand for the second quarter and the first six months of 2004.

(2)
Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)
Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $383 thousand in the second quarter of 2004 and $384 thousand for the first six months of 2004. The prior period has not been restated.

        Gross margin increased 42.2% in the second quarter and 19.9% in the first six months of 2004 compared to the same periods of 2003 due to increased benefit margin, investment margin, and higher maintenance charges.

        Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in reserve for life-contingent contract benefits. We use investment margin to evaluate profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during the fiscal period.

        Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Life insurance	$2,782	$2,226	$5,682	$4,714
Annuities	15,903	13,800	31,082	26,471

Total investment margin	$18,685	$16,026	$36,764	$31,185

        Investment margin increased 16.6% in the second quarter and 17.9% in the first six months of 2004 compared to the same periods of 2003 due to an increase in contractholder funds and improved yields on investments supporting capital, traditional life and other products. The increases in both periods were partially offset by a decline in the interest-sensitive life investment spread, as investment yield declines were not fully offset by crediting rate reductions.

        The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.1%	6.5%	4.8%	5.0%	1.3%	1.5%
Fixed annuities—deferred	5.6	6.1	3.4	3.9	2.2	2.2
Fixed annuities—immediate	7.6	7.8	6.8	6.9	0.8	0.9
Investments supporting capital, traditional life and other products	5.9	4.8	n/a	n/a	n/a	n/a

        The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.2%	6.7%	4.8%	5.0%	1.4%	1.7%
Fixed annuities—deferred	5.6	6.2	3.4	4.0	2.2	2.2
Fixed annuities—immediate	7.6	7.8	6.8	6.9	0.8	0.9
Investments supporting capital, traditional life and other products	6.0	4.7	n/a	n/a	n/a	n/a

        The following table summarizes the liabilities for these contracts and policies.

	June 30,
(in thousands)	2004	2003
Interest-sensitive life	$342,433	$284,778
Fixed annuities—deferred	2,228,769	1,651,308
Fixed annuities—immediate	1,913,051	1,808,396

	4,484,253	3,744,482
FAS 115/133 market value adjustment	154,940	250,610
Life-contingent contracts and other	104,346	99,415

Total contractholder funds and reserve for life-contingent contract benefits	$4,743,539	$4,094,507

        Benefit margin is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents premiums and cost of insurance contract charges less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin, and mortality charges on variable annuities, which are included as a component of maintenance charges. We use benefit margin to evaluate underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

        Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Life insurance	$7,851	$1,743	$15,069	$10,154
Annuities	(1,427)	(1,464)	(2,979)	(1,569)

Total benefit margin	$6,424	$279	$12,090	$8,585

        Benefit margin increased $6.1 million in the second quarter of 2004 compared to the same period in 2003 due to strengthening of reserves for certain traditional life insurance policies in the second quarter of 2003. For the first six months of 2004, the benefit margin increased $3.5 million or 40.8% from the first six months of 2003 due to the disposal of the majority of our direct response distribution business and fewer deaths on our life-contingent immediate annuities as well as the effects of reserve strengthening in the second quarter of 2003.

        As required by SOP 03-1, as of January 1, 2004, a reserve was established for guaranteed minimum death benefits ("GMDBs") and guaranteed minimum income benefits ("GMIBs"), which in previous periods, in the case of GMDBs, were expensed as paid. Under the SOP, we anticipate that the benefit margin will be less volatile in the future, as contract benefit expense pertaining to GMDBs and GMIBs will be proportionate to the related revenue rather than cash payments made during the period. Included in the benefit margin for the second quarter and first six months of 2004 is an addition to the reserve for guarantees of $0.5 million and $0.9 million, respectively. Included in the benefit margin for the second quarter and first six months of 2003 are GMDB payments of $0.8 million and $2.0 million, respectively. For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 to the Condensed Financial Statements.

        Amortization of DAC and DSI increased 1.9% in the second quarter of 2004 compared to the same period of 2003 as higher gross margin on fixed annuities and variable products resulted in increased amortization, which was partially offset by the elimination of DAC amortization on the direct response distribution business that was sold in January of 2004. Amortization of DAC and DSI decreased 53.0% in the first six months of 2004 compared to the first six months of 2003 due to a deceleration of amortization (commonly called "DAC unlocking") on interest-sensitive life and fixed annuities of $10.2 million in the first quarter of 2004 compared to an acceleration of amortization of $325 thousand in the same period of 2003.

        The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $10.7 million. This reduction was recognized as a cumulative effect of a change in accounting principle.

        Operating costs and expenses increased 83.6% in the second quarter and 32.1% for the first six months of 2004 compared to the same periods of 2003. The increase in total operating costs and expenses reflects higher non-deferrable sales expenses in the second quarter of 2004 and reinsurance expense credits in the second quarter of 2003. For the first six months of 2004 compared to 2003, higher trail commissions and employee expenses were partially offset by the disposal of the majority of our direct response distribution business.

INVESTMENTS

        An important component of our financial results is the return on our investment portfolio. The investment portfolio is managed based upon the business and its corresponding liability structure. The composition of the investment portfolio at June 30, 2004 is presented in the table below.

(in thousands)	Carrying value	Percent of total
Fixed income securities(1)	$4,694,455	90.0%
Mortgage loans	403,725	7.7
Short-term	76,104	1.5
Policy loans	34,336	0.7
Other	7,285	0.1

Total	$5,215,905	100.0%

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $4.37 billion.

        Total investments increased to $5.22 billion at June 30, 2004 from $4.86 billion at December 31, 2003 due to positive cash flows from operating and financing activities and increased funds associated with securities lending partially offset by decreased unrealized gains on fixed income securities.

        Total investments at amortized costs related to collateral associated with securities lending increased to $176.0 million at June 30, 2004 from $134.5 million at December 31, 2003.

        At June 30, 2004, 96.1% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

        The unrealized net capital gains on fixed income securities at June 30, 2004 were $328.8 million, a decrease of $151.1 million or 31.5% since December 31, 2003. The net unrealized gain was comprised of $389.3 million of unrealized gains and $60.5 million of unrealized losses at June 30, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $479.9 million at December 31, 2003, comprised of $498.8 million of unrealized gains and $18.9 million of unrealized losses. The total decrease in net unrealized gains for the fixed income portfolio was $151.1 million, of which $142.6 million or 94.4% was related to investment grade securities. The total increase in gross unrealized losses for the fixed income portfolio was $41.5 million, of which $35.7 million or 86.1% was related to investment grade securities.

        Of the gross unrealized losses in the fixed income portfolio at June 30, 2004, $51.9 million or 85.8% were related to investment grade securities and are believed to be a result of the interest rate environment. Of the remaining $8.6 million of losses in the fixed income portfolio, $6.5 million or 75.6% was concentrated in the corporate fixed income portfolio and was primarily comprised of securities in the transportation, consumer goods and energy sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related. Approximately $4.4 million of the gross unrealized losses in the corporate fixed income portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs. We expect eventual recovery of these securities and the related sectors. Every security was included in our portfolio monitoring process.

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

        The following table summarizes problem, restructured and potential problem fixed income securities.

	June 30, 2004			December 31, 2003
(in thousands)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$12,948	$12,308	0.3%	$13,186	$12,533	0.3%
Restructured	5,399	5,893	0.1	5,701	6,303	0.1
Potential problem	15,709	14,698	0.3	17,899	17,843	0.4

Total net carrying value	$34,056	$32,899	0.7%	$36,786	$36,679	0.8%

Cumulative write-downs recognized	$5,061			$4,817

        We have experienced a decrease in the amortized cost of fixed income securities categorized as problem, restructured and potential problem as of June 30, 2004 compared to December 31, 2003. The decrease was primarily related to the sale of holdings in these categories due to specific developments causing a change in our outlook and intent to hold those securities.

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

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Investment write-downs	$(245)	$(1,672)	$(884)	$(7,252)
Dispositions	(5,866)	1,527	(4,039)	1,626
Valuation of derivative instruments	2,563	(1,029)	708	(1,023)
Settlement of derivative instruments	662	1,382	676	2,166

Realized capital gains and losses, pretax	(2,886)	208	(3,539)	(4,483)
Income tax benefit (expense)	1,089	(78)	1,308	1,636

Realized capital gains and losses, after-tax	$(1,797)	$130	$(2,231)	$(2,847)

        Dispositions in the above table also include sales and other transactions such as calls and prepayments. We may sell securities during the period in which fair value has declined below amortized cost. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security.

        The losses on dispositions in the second quarter of 2004 were related to sales of securities that were sold in recognition of relative value opportunities. The proceeds from these sales were reinvested in higher yielding securities.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholder's equity. The following table summarizes our capital resources.

(in thousands)	June 30, 2004	December 31, 2003
Common stock, retained earnings and other shareholder's equity items	$407,076	$394,850
Accumulated other comprehensive income	107,078	138,724

Total shareholder's equity	$514,154	$533,574

        Shareholder's equity decreased in the first six months of 2004 when compared to December 31, 2003 due to decreased unrealized gains on fixed income securities partially offset by net income.

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

Liquidity Sources and Uses

        Increased operating cash flows in the first six months of 2004 when compared to the first six months of 2003 primarily relate to increases in premiums and investment income. Cash flows used in investing activities increased in the first six months of 2004 as a result of the investment of higher financing cash flow and higher operating cash flows.

        Higher cash flow from financing activities during the first six months of 2004 when compared to the same period of 2003 reflects an increase in deposits received from contractholders, partially offset by benefits and withdrawals from contractholders' accounts. For quantification of the changes in contractholder funds, see the Results of Operations section of the MD&A.

        We have entered into an inter-company loan agreement with The Allstate Corporation (the "Corporation"). The amount of inter-company loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at June 30, 2004 or December 31, 2003. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

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

        During the fiscal quarter ended June 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 4 of the Company's Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York (Registrant)
August 10, 2004	By	/s/ SAMUEL H. PILCH
Samuel H. Pilch Group Vice President and Controller (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description
10.1	Amended and Restated Service and Expense Agreement among Allstate Insurance Company. The Allstate Corporation and Certain Affiliates, effective January 1, 2004. (As of August 9, 2004, some regulatory approvals and board approval are pending.) Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Form 10-Q for the quarter ended June 30, 2004.
10.2	Automatic Annuity Reinsurance Agreement between Allstate Life Insurance Company of New York and Allstate Life Insurance Company, effective January 2, 2004.
15	Acknowledgement of awareness from Deloitte & Touche LLP dated August 10, 2004, concerning unaudited interim financial information.
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1