Form 10-Q
period 2004-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2004-11-10
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Registrant’s telephone number, including area code: 631-357-8920

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

Yes ☐  No ☒

As of October 31, 2004 the Registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Premiums	$24,800	$14,189	$61,420	$44,451
Contract charges	15,446	12,721	44,134	39,394
Net investment income	77,126	67,259	220,197	195,913
Realized capital gains and losses	(4,805)	(1,923)	(8,344)	(6,406)
	112,567	92,246	317,407	273,352

Costs and expenses
Contract benefits	50,474	38,278	138,314	119,712
Interest credited to contractholder funds	34,253	26,557	92,439	78,349
Amortization of deferred policy acquisition costs	6,590	7,527	15,298	23,649
Operating costs and expenses	10,004	11,452	30,262	26,788
	101,321	83,814	276,313	248,498

(Loss) gain on disposition of operations	—	(4,312)	1,058	(4,312)

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	11,246	4,120	42,152	20,542

Income tax expense	3,644	1,267	14,738	6,934

Income before cumulative effect of change in accounting principle, after-tax	7,602	2,853	27,414	13,608

Cumulative effect of change in accounting principle, after-tax	—	—	(7,586)	—

Net income	$7,602	$2,853	$19,828	$13,608

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $4,648,546 and $3,935,447)	$5,170,629	$4,415,327
Mortgage loans	440,511	385,643
Short-term	114,874	22,756
Policy loans	34,572	34,107
Other	5,001	—

Total investments	5,765,587	4,857,833

Cash	25,004	10,731
Deferred policy acquisition costs	216,326	187,437
Accrued investment income	54,455	47,818
Reinsurance recoverables	6,755	4,584
Current income taxes receivable	1,602	8,170
Other assets	25,442	15,004
Separate Accounts	710,425	665,875
Total assets	$6,805,596	$5,797,452

Liabilities
Reserve for life-contingent contract benefits	$1,760,334	$1,683,771
Contractholder funds	3,416,919	2,658,325
Deferred income taxes	88,837	81,657
Other liabilities and accrued expenses	258,431	168,081
Payable to affiliates, net	2,594	5,061
Reinsurance payable to parent	1,071	1,108
Separate Accounts	710,425	665,875
Total liabilities	6,238,611	5,263,878

Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	55,787	55,787
Retained income	356,391	336,563
Accumulated other comprehensive income:
Unrealized net capital gains and losses and net gains and losses on derivative financial instruments	152,307	138,724
Total accumulated other comprehensive income	152,307	138,724
Total shareholder’s equity	566,985	533,574
Total liabilities and shareholder’s equity	$6,805,596	$5,797,452

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
(in thousands)	(Unaudited)
Cash flows from operating activities
Net income	$19,828	$13,608
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(37,624)	(36,760)
Realized capital gains and losses	8,344	6,406
(Gain) loss on disposition of operations	(1,058)	4,312
Cumulative effect of change in accounting principle	7,586	—
Interest credited to contractholder funds	92,439	78,349
Changes in:
Life-contingent contract benefits and contractholder funds	28,950	13,382
Deferred policy acquisition costs	(47,149)	(22,172)
Income taxes payable	10,519	(7,083)
Other operating assets and liabilities	(426)	(6,009)
Net cash provided by operating activities	81,409	44,033

Cash flows from investing activities
Proceeds from sales of fixed income securities	342,905	200,613
Investment collections
Fixed income securities	145,165	179,900
Mortgage loans	21,129	21,967
Investment purchases
Fixed income securities	(1,204,327)	(805,583)
Mortgage loans	(74,900)	(69,214)
Change in short-term investments, net	7,581	(32,976)
Change in other investments, net	1,203	1,098
Net cash used in investing activities	(761,244)	(504,195)

Cash flows from financing activities
Contractholder fund deposits	895,148	579,411
Contractholder fund withdrawals	(201,040)	(134,124)
Net cash provided by financing activities	694,108	445,287

Net increase (decrease) in cash	14,273	(14,875)
Cash at beginning of period	10,731	21,686
Cash at end of period	$25,004	$6,811

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

The accompanying condensed financial statements include the accounts of Allstate Life Insurance Company of New York (the “Company”), a wholly owned subsidiary of Allstate Life Insurance Company (“ALIC”), which is wholly-owned by Allstate Insurance Company (“AIC”), a wholly-owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed financial statements and notes as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2004 presentation, certain amounts in the prior year’s condensed financial statements have been reclassified.

Adopted accounting standards

Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”)

On January 1, 2004, the Company adopted SOP 03-1.  The major provisions of the SOP affecting the Company require:

•                  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;

•                  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs (“DAC”).

Effects of adoption

The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $7.6 million, after-tax ($11.7 million, pre-tax).  It was comprised of an increase in contractholder funds and benefits reserves (primarily for variable annuity contracts) of $942 thousand, pre-tax, and a reduction in DAC and deferred sales inducements (“DSI”) of $10.7 million, pre-tax.

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

Liabilities for contract guarantees

The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary.  These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), or at specified dates during the accumulation period (accumulation benefits). To manage the risk associated with its accumulation benefits, the Company cedes 100% of these obligations to ALIC.

The table below presents information regarding the Company’s variable contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	September 30, 2004
In the event of death
Account value	$709
Net amount at risk(1)	$111
Average attained age of contractholders	63 years
At annuitization
Account value	$37
Net amount at risk(2)	$—
Weighted average waiting period until annuitization options available	9 years
Accumulation at specified dates
Account value	$53
Net amount at risk(3)	$—
Weighted average waiting period until guarantee date	11 years

(1)          Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)          Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

(3)          Defined as the present value of the guaranteed minimum accumulation balance in excess of the current account balance.

Account balances of variable contracts’ separate accounts with guarantees were invested as follows:

(in millions)	September 30, 2004
Equity securities (including mutual funds)	$678
Cash and cash equivalents	31
Total variable contracts’ separate account assets with guarantees	$709

The following summarizes the liabilities for guarantees:

(in thousands)	Liability for guarantees related to death benefits	Liability for guarantees related to income benefits	Total
Balance, January 1, 2004	$868	$74	$942
Incurred guaranteed benefits	1,340	4	1,344
Paid guarantee benefits	(1,699)	—	(1,699)
Balance, September 30, 2004(1)	$509	$78	$587

(1)          Included in the total reserve balance are reserves for variable annuity death benefits of $509 thousand, variable annuity income benefits of $15 thousand and other guarantees of $63 thousand.

The liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments.  The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges.  For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance.  For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuity benefits in excess of the current account balance.

Projected benefits and contract charges used in determining the liability for guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits.  Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant’s attained age. The liability for guarantees will be re-evaluated periodically, and adjustments will be made to the liability balance through a charge or credit to contract benefits.

Guarantees related to accumulation benefits are considered to be derivative financial instruments; therefore, the liability for accumulation benefits is established based on its fair value.

Deferred sales inducements

Costs related to sales inducements offered on sales to new customers, principally on investment contracts and primarily in the form of additional credits to the customer’s account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets.  All other sales inducements are expensed as incurred and included in interest credited to contractholder funds on the Condensed Statements of Operations.  DSI is amortized to income using the same methodology and assumptions as DAC, and included in interest credited to contractholder funds.  DSI is periodically reviewed for recoverability and written down when necessary.

DSI activity for the nine months ended September 30, 2004 was as follows:

(in thousands)
Balance, January 1, 2004	$2,165
Sales inducements deferred	1,149
Amortization charged to income	(527)
Effects of unrealized gains and losses	(65)
Balance, September 30, 2004	$2,722

Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) and Financial Accounting Standards Board (“FASB”) Staff Position No. EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF 03-1-1”)

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 03-1, which was to be effective for fiscal periods beginning after June 15, 2004.  EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary.  An impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer”, which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the receipt of the expected cash flows is reasonably estimable.  EITF 03-1 also indicates that although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value or otherwise matures.

The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method.  The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that will be effective December 31, 2004.

In September 2004, the FASB issued FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in paragraphs 10-20 of EITF 03-1 until proposed FSP EITF 03-1-a is issued. (See Pending accounting standard.)

Pending and recently issued accounting standards

American Institute of Certified Public Accountants (“AICPA”) Technical Practice Aid (“TPA”) re. SOP 03-1

In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1 that will be included in the AICPA’s TPAs.  The TPA addresses a number of issues related to SOP 03-1 including when it is necessary to establish a liability in addition to the account balance for certain contracts that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function.  The Company is in the process of evaluating the impact of the TPA.  The impact of the TPA is not expected to be material to the Company’s Condensed Statements of Operations or Financial Position.

FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-a”)

In September 2004, the FASB issued proposed FSP EITF 03-1-a, that addresses the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of increases in interest rates, and/or credit sector spread.  Thereafter, in connection with its decision to defer the effective date of paragraphs 10—20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, the FASB requested from its constituents information about both the issues set forth in FSP EITF 03-1-a as well as the issues that arose during the FSP EITF 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, comment letter process.

Due to the uncertainty as to how all of the relevant outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.  Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company’s Condensed Statements of Operation but is not expected to have a material impact on the Company’s Condensed Statements of Financial Position since fluctuations in fair value are already recorded in accumulated other comprehensive income.

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

Financial futures contracts are commitments to purchase or sell designated financial instruments at a future date for a specified price or yield.  Hedge accounting is not applied to these derivative contracts.  The fair values of the instruments are reported as other investments or other liabilities and accrued expenses and the related gains and losses from the changes in fair value, some of which are recognized through daily cash settlements, are classified consistent with the risks being economically hedged and are reported as realized capital gains and losses or contract benefits.

Under cash flow hedge accounting, the Company designates its foreign currency swap agreements as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income.  The Company’s cash flow exposure is associated with an existing asset.  The fair value of the instruments is reported as other investments or other liabilities and accrued expenses and the changes in fair value of the instruments are reported in accumulated other comprehensive income on the Condensed Statements of Financial Position.  Amounts are reclassified to net investment income or realized capital gains and losses as the hedge transaction affects net income.  Accrued periodic settlements on instruments used in cash flow hedges are reported in net investment income.

	September 30, 2004		Nine Months Ended September 30, 2004
(in thousands)	Notional amount	Fair value	Realized capital gain (loss)
Interest rate cap agreements	$145,800	$4,384	$(1,058)
Financial futures contracts	26,500	(45)	1,366
Foreign currency swap agreements	7,500	—	—

3.   Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Premiums and contract charges
Direct	$43,167	$28,874	$116,334	$89,414
Assumed – non-affiliate	84	103	386	210
Ceded
Affiliate	8	(1,128)	(2,175)	(3,418)
Non-affiliate	(3,013)	(939)	(8,991)	(2,361)
Premiums and contract charges, net of reinsurance	$40,246	$26,910	$105,554	$83,845

The effects of reinsurance on contract benefits are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Contract benefits
Direct	$52,576	$40,791	$143,304	$124,024
Assumed – non-affiliate	57	1	135	36
Ceded
Affiliate	(283)	(1,312)	(266)	(1,425)
Non-affiliate	(1,876)	(1,202)	(4,859)	(2,923)
Contract benefits, net of reinsurance	$50,474	$38,278	$138,314	$119,712

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2004.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

Regulatory bodies have contacted the parent of the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The Company’s parent has and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company’s financial position.

Legal Proceedings

Background

The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

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

•                  In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages or are not specified.  Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings.  In our experience, monetary demands in plaintiffs’ court pleadings bear little relation to the ultimate loss, if any, to the Company.

•                  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.  The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies”, when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  In the opinion of the Company’s management, while some of these matters may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.

AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice in late March 2004 by the trial court but will be the subject of further proceedings on appeal.  AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted claims under ERISA and for constructive discharge, and are seeking the benefits provided in connection with the reorganization.  AIC has asked the court to reconsider its class certification ruling.    In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in March 2004 by the trial court but will be the subject of further proceedings on appeal.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  The outcome of these disputes is currently uncertain.

Other Matters

The Corporation and its affiliates have received interrogatories and demands to produce information from several regulatory and enforcement authorities.  These authorities are seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, are seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging.  Published press reports have indicated that numerous demands of this nature have been sent to insurance companies as part of industry-wide investigations.  The Corporation intends to cooperate fully with these and any similar requests for information.

Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of lawsuits, some of which involve claims for substantial and/or indeterminate amounts.  This litigation is based on a variety of issues including insurance and claim settlement practices.  The outcome of these disputes is currently unpredictable.    However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

5.     Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
	2004			2003
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$64,736	$(22,658)	$42,078	$(38,089)	$13,332	$(24,757)
Less: reclassification adjustments	(5,089)	1,781	(3,308)	(1,924)	673	(1,251)
Unrealized net capital gains (losses)	69,825	(24,439)	45,386	(36,165)	12,659	(23,506)
Net gains (losses) on derivative financial instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustments for derivative instruments	240	(84)	156	—	—	—
Unrealized net gains (losses) on derivative financial instruments	(240)	84	(156)	—	—	—
Other comprehensive income (loss)	$69,585	$(24,355)	45,230	$(36,165)	$12,659	(23,506)

Net income			7,602			2,853

Comprehensive income (loss)			$52,832			$(20,653)

	Nine Months Ended September 30,
	2004			2003
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$14,564	$(5,098)	$9,466	$8,806	$(3,081)	$5,725
Less: reclassification adjustments	(6,334)	2,217	(4,117)	(5,445)	1,906	(3,539)
Unrealized net capital gains (losses)	20,898	(7,315)	13,583	14,251	(4,987)	9,264
Net gains (losses) on derivative financial instruments arising during the period	—	—	—	—	—	—
Less: reclassification adjustments for derivative instruments	—	—	—	—	—	—
Unrealized net gains (losses) on derivative financial instruments	—	—	—	—	—	—
Other comprehensive income (loss)	$20,898	$(7,315)	13,583	$14,251	$(4,987)	9,264

Net income			19,828			13,608

Comprehensive income (loss)			$33,411			$22,872

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of September 30, 2004, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed statements of cash flows for the nine-month periods ended September 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2003, and the related statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended, not presented herein.  In our report dated February 4, 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 10, 2004

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as “we”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2003.  We operate as a single segment entity, consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources.

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Premiums
Traditional life	$6,838	$5,393	$18,039	$16,467
Immediate annuities with life contingencies	17,263	6,759	41,304	21,579
Other	699	2,037	2,077	6,405
Total premiums	24,800	14,189	61,420	44,451

Contract charges
Interest-sensitive life	10,611	8,727	30,021	28,173
Fixed annuities	1,462	1,389	4,494	3,990
Variable annuities	3,373	2,605	9,619	7,231
Total contract charges	15,446	12,721	44,134	39,394
Premiums and contract charges	$40,246	$26,910	$105,554	$83,845

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Premiums
Allstate agencies	$6,731	$5,310	$17,742	$16,219
Financial institutions and broker/dealers	—	—	107	34
Specialized brokers	17,262	6,724	41,196	21,544
Independent agents	865	476	2,350	1,099
Direct response	(58)	1,679	25	5,555
Total premiums	24,800	14,189	61,420	44,451

Contract charges
Allstate agencies	10,201	8,789	29,757	28,515
Financial institutions and broker/dealers	4,397	2,961	11,343	8,083
Specialized brokers	782	922	2,844	2,683
Independent agents	66	49	190	113
Total contract charges	15,446	12,721	44,134	39,394

Premiums and contract charges	$40,246	$26,910	$105,554	$83,845

Total premiums increased 75.0% to $24.8 million in the third quarter of 2004 and 38.2% to $61.4 million in the first nine months of 2004 compared to the same periods of 2003.  The increases in both periods were the result of increased premiums on immediate annuities with life contingencies partially offset by decreased premiums resulting from the disposal of the majority of our direct response distribution business.

Contract charges increased 21.4% to $15.4 million in the third quarter of 2004 and 12.0% to $44.1 million in the first nine months of 2004 compared to the same periods of 2003.  The increases in both periods were primarily attributable to higher contract charges on interest-sensitive life products and variable annuities as a result of average higher account values in the current periods from new business and investment returns.

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

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Contractholder funds, beginning balance	$3,084,086	$2,407,026	$2,658,325	$2,051,429

Impact of adoption of SOP 03-1(1)	—	—	2,031	—

Deposits:
Fixed annuities (immediate and deferred)	340,560	114,040	742,959	416,765
Interest-sensitive life	24,937	16,163	75,969	43,945
Variable annuity and life deposits allocated to fixed accounts	19,562	43,797	76,219	118,701
Total deposits	385,059	174,000	895,147	579,411

Interest credited	34,124	26,557	92,075	78,349

Benefits, withdrawals and other adjustments
Benefits and withdrawals	(66,800)	(49,744)	(170,993)	(128,292)
Contract charges	(10,756)	(10,727)	(31,084)	(30,320)
Net transfers to separate accounts	(9,388)	(5,285)	(30,782)	(9,069)
Other adjustments	594	3,572	2,200	3,891
Total benefits, withdrawals and other adjustments	(86,350)	(62,184)	(230,659)	(163,790)

Contractholder funds, ending balance	$3,416,919	$2,545,399	$3,416,919	$2,545,399

(1) The increase in contractholder funds due to the adoption of AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”) reflects the establishment of reserves for certain liabilities that are primarily related to death benefit and income benefit guarantees provided under variable annuity contracts and the reclassification of deferred sales inducements from contractholder funds to other assets.

Contractholder funds deposits increased 121.3% in the third quarter and 54.5% in the first nine months of 2004 compared to the same periods in 2003 due to increased fixed annuity and interest-sensitive life deposits in both periods. These new deposits contributed to increases in average contractholder funds, excluding the impact of adopting SOP 03-1, of 31.3% in the third quarter and 32.2% in the first nine months of 2004 compared to the same periods in 2003.  Fixed annuity deposits increased 198.6% and 78.3% in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003.  The increases were attributable to strong consumer demand and competitive pricing.

Benefits and withdrawals increased 34.3% in the third quarter and 33.3% in the first nine months of 2004 compared to the same periods in 2003.  Benefits and withdrawals for the third quarter and first nine months of 2004 represent an annualized withdrawal rate of 8.7% and 8.6%, respectively, based on the beginning of period contractholder funds balance compared to 8.3% for both the third quarter and the first nine months of 2003.  Benefits and withdrawals have been comparable to our pricing assumptions.

Separate accounts liabilities represent contractholders’ claims to the related legally segregated separate accounts assets.   Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.  The following table shows the changes in separate accounts liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Separate accounts liabilities, beginning balance	$710,363	$575,684	$665,875	$537,204

Variable annuity and life deposits	40,179	67,014	151,411	168,986
Variable annuity and life deposits allocated to fixed accounts	(19,562)	(43,797)	(76,219)	(118,701)
Net deposits	20,617	23,217	75,192	50,285

Investment results	(5,992)	13,436	11,611	60,692
Contract charges	(2,614)	(2,040)	(7,466)	(5,698)
Net transfers from fixed accounts	9,388	5,285	30,782	9,069
Surrenders and benefits	(21,337)	(27,130)	(65,569)	(63,100)

Separate accounts liabilities, ending balance	$710,425	$588,452	$710,425	$588,452

Separate accounts liabilities increased $62 thousand and $44.6 million during the third quarter and first nine months of 2004, respectively, compared to $12.8 million and $51.2 million during the third quarter and first nine months of 2003, respectively.  Net cash inflows were offset by surrenders and benefits and unfavorable investment results in the third quarter of 2004.  Deposits, net transfers from fixed accounts and favorable investment results were partially offset by surrenders and benefits and contract charges during the first nine months of 2004.      Variable annuity contractholders often allocate a significant portion of their initial variable annuity deposits into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investments options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 14.7% in the third quarter of 2004 and 12.4% in the first nine months of 2004 compared to the same periods in 2003.  The increases in both periods were primarily the result of the effect of higher portfolio balances, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities. Total investments as of September 30, 2004 increased 19.3% from September 30, 2003 due primarily to contractholder deposits, partially offset by a decline in unrealized capital gains on fixed income securities. The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Net income analysis is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Premiums	$24,800	$14,189	$61,420	$44,451
Contract charges(1)	15,443	12,721	44,121	39,394
Net investment income	77,126	67,259	220,197	195,913
Periodic settlements and accruals on non-hedge derivative instruments(2)	141	—	217	—
Contract benefits	(50,474)	(38,278)	(138,314)	(119,712)
Interest credited to contractholder funds(3)	(34,110)	(26,557)	(91,912)	(78,349)
Gross margin	32,926	29,334	95,729	81,697

Amortization of DAC and DSI	(7,787)	(7,925)	(14,639)	(22,493)
Operating costs and expenses	(10,004)	(11,452)	(30,262)	(26,788)
Income tax expense	(5,037)	(3,406)	(17,922)	(11,277)
Realized capital gains and losses, after-tax	(3,067)	(1,216)	(5,298)	(4,063)
DAC and DSI amortization expense on realized capital gains and losses, after-tax	661	253	(745)	(733)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(90)	—	(137)	—
(Loss) gain on disposition of operations, after-tax	—	(2,735)	688	(2,735)
Cumulative effect of change in accounting principle, after-tax	—	—	(7,586)	—
Net income	$7,602	$2,853	$19,828	$13,608

(1)          Beginning in 2004, amortization of deferred loads on interest-sensitive life products related to capital gains is excluded from contract charges for purposes of calculating gross margin.  Amortization of deferred loads related to capital gains totaled $3 thousand and $13 thousand for the third quarter and the first nine months of 2004.

(2)          Periodic settlements and accruals of non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)          Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $143 thousand in the third quarter of 2004 and $527 thousand for the first nine months of 2004.  Prior periods have not been restated.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended September 30,
(in thousands)	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Premiums	$—	$—	$24,800	$14,189	$—	$—	$—	$—	$24,800	$14,189
Contract charges(1)	—	—	7,359	6,271	6,459	5,210	1,625	1,240	15,443	12,721
Net investment income	77,126	67,259	—	—	—	—	—	—	77,126	67,259
Periodic settlements and accruals on non-hedge derivative instruments(2)	141	—	—	—	—	—	—	—	141	—
Contract benefits	(24,519)	(24,040)	(25,955)	(14,238)	—	—	—	—	(50,474)	(38,278)
Interest credited to contractholder funds(3)	(34,110)	(26,557)	—	—	—	—	—	—	(34,110)	(26,557)
	$18,638	$16,662	$6,204	$6,222	$6,459	$5,210	$1,625	$1,240	$32,926	$29,334

	Nine Months Ended September 30,
(in thousands)	Investment Margin		Benefit Margin		Maintenance Charges		Surrender Charges		Gross Margin
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Premiums	$—	$—	$61,420	$44,451	$-	$—	$-	$—	$61,420	$44,451
Contract charges(1)	—	—	22,088	20,352	18,047	15,448	3,986	3,594	44,121	39,394
Net investment income	220,197	195,913	—	—	—	—	—	—	220,197	195,913
Periodic settlements and accruals on non-hedge derivative instruments(2)	217	—	—	—	—	—	—	—	217	—
Contract benefits	(73,100)	(69,717)	(65,214)	(49,995)	—	—	—	—	(138,314)	(119,712)
Interest credited to contractholder funds(3)	(91,912)	(78,349)	—	—	—	—	—	—	(91,912)	(78,349)
	$55,402	$47,847	$18,294	$14,808	$18,047	$15,448	$3,986	$3,594	$95,729	$81,697

(1)          Beginning in 2004, amortization of deferred loads on interest-sensitive life products related to capital gains is excluded from contract charges for purposes of calculating gross margin.  Amortization of deferred loads related to capital gains totaled $3 thousand and $13 thousand for the third quarter and the first nine months of 2004.

(2)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)          Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $143 thousand in the third quarter of 2004 and $527 thousand for the first nine months of 2004.  Prior periods have not been restated.

Gross margin increased 12.2% in the third quarter of 2004 and 17.2% in the first nine months of 2004 compared to the same periods of 2003 due to increased investment margin and higher maintenance and surrender charges.

Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in reserve for life-contingent contract benefits.  We use investment margin to evaluate profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during a fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Life insurance	$2,357	$2,565	$8,039	$7,279
Annuities	16,281	14,097	47,363	40,568
Total investment margin	$18,638	$16,662	$55,402	$47,847

Investment margin increased 11.9% in the third quarter and 15.8% in the first nine months of 2004 compared to the same periods of 2003.  The increases in both periods were primarily due to an increase in contractholder funds partially offset by declines in the fixed annuity and interest-sensitive life investment spreads as investment yields were not fully offset by crediting rate reductions. In the first nine months of 2004, the yield decline on the investments supporting capital, traditional life and other products also offset the increase due to growth compared to the first nine months of the prior year.

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.0%	6.6%	4.9%	4.9%	1.1%	1.7%
Fixed annuities – deferred	5.6	6.0	3.6	3.7	2.0	2.3
Fixed annuities – immediate	7.6	7.8	6.8	6.9	0.8	0.9
Investments supporting capital, traditional life and other products	6.2	6.2	N/A	N/A	N/A	N/A

The following table summarizes the annualized weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spreads
	2004	2003	2004	2003	2004	2003
Interest-sensitive life	6.1%	6.7%	5.0%	5.0%	1.1%	1.7%
Fixed annuities – deferred	5.6	6.1	3.5	3.9	2.1	2.2
Fixed annuities – immediate	7.6	7.8	6.8	6.9	0.8	0.9
Investments supporting capital, traditional life and other products	6.1	6.3	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	September 30,
(in thousands)	2004	2003

Interest-sensitive life	$355,827	$293,087
Fixed annuities – deferred	2,532,664	1,772,336
Fixed annuities – immediate	1,948,364	1,827,784
	4,836,855	3,893,207
FAS 115/133 market value adjustment	232,530	192,510
Life-contingent contracts and other	107,858	102,361
Total contractholder funds and reserve for life-contingent contract benefits	$5,177,243	$4,188,078

Benefit margin is a component of gross margin, both of which are non-GAAP measures.  Benefit margin represents premiums and cost of insurance contract charges less contract benefits.  Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin, and mortality charges on variable annuities, which are included as a component of maintenance charges.  We use the benefit margin to evaluate underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Life insurance	$8,351	$7,710	$23,420	$17,864
Annuities	(2,147)	(1,488)	(5,126)	(3,056)
Total benefit margin	$6,204	$6,222	$18,294	$14,808

Benefit margin decreased 0.3% in the third quarter of 2004 compared to the same period in 2003 as growth from new business was partially offset by the disposal of the majority of our direct response distribution business and fewer deaths on our life-contingent immediate annuities.    For the first nine months of 2004, the benefit margin increased 23.5% compared to the same period of 2003 as the disposal of the majority of our direct response distribution business and fewer deaths on our life-contingent immediate annuities had a less adverse impact on the 2004 benefit margin than the reserve strengthening on certain traditional life insurance policies had on the 2003 benefit margin.

As required by SOP 03-1, as of January 1, 2004, a reserve was established for guaranteed minimum death benefits (“GMDBs”) and guaranteed minimum income benefits (“GMIBs”).  In previous periods GMDBs were expensed as paid and no costs were recognizable for GMIBs.  Under the SOP, we anticipate that the benefit margin will be less volatile in the future, as contract benefit expense pertaining to GMDBs and GMIBs will be proportionate to the related revenue rather than cash payments made during the period.  Included in the benefit margin for the third quarter and first nine months of 2004 are additions to the reserve for guarantees of $0.4 million and $1.3 million, respectively.  Included in the benefit margin for the third quarter and first nine months of 2003 are GMDB payments of $0.5 million and $2.5 million, respectively.  For further explanation of the impacts of the adoption of this accounting guidance, see Note 1 to the Condensed Financial Statements.

Amortization of DAC and DSI decreased 1.7% in the third quarter of 2004 compared to the same period of 2003 as the elimination of DAC amortization on the direct response distribution business that was sold in January of 2004 was largely offset by higher amortization reflective of increased gross margins on fixed and variable annuities.    Amortization of DAC and DSI decreased 34.9% in the first nine months of 2004 compared to the same period in the prior year due to a deceleration of amortization (commonly called

“DAC unlocking”) on interest-sensitive life and fixed annuities of $10.2 million in the first quarter of 2004 compared to an acceleration of amortization of $325 thousand in the same period of 2003.

The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC.  Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $10.7 million.  This reduction was recognized as a cumulative effect of a change in accounting principle.

Operating costs and expenses decreased 12.6% in the third quarter and increased 13.0% for the first nine months of 2004 compared to the same periods in the prior year.  The decrease in total operating costs and expenses in the third quarter of 2004 compared to the same period in the prior year was primarily the result of the disposal of the majority of our direct response distribution business partially offset by higher non-deferrable sales expenses.  For the first nine months of 2004 compared to the same period in the prior year, higher non-deferrable sales and employee expenses were partially offset by the disposal of the majority of our direct response distribution business and reinsurance expense credits recognized in the second quarter of 2003.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The investment portfolio is managed based upon the business and its corresponding liability structure.  The composition of the investment portfolio at September 30, 2004 is presented in the table below.

(in thousands)	Carrying value	Percent of total

Fixed income securities (1)	$5,170,629	89.7%
Mortgage loans	440,511	7.6
Short-term	114,874	2.0
Policy loans	34,572	0.6
Other	5,001	0.1
Total	$5,765,587	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $4.65 billion.

Total investments increased to $5.77 billion at September 30, 2004 from $4.86 billion at December 31, 2003 due to positive cash flows from operating and financing activities and increased funds associated with securities lending and increased unrealized gains on fixed income securities.

Total investments at amortized costs related to collateral associated with securities lending increased to $203.9 million at September 30, 2004 from $134.5 million at December 31, 2003.

At September 30, 2004, 96.2% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2, a Moody’s equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

The unrealized net capital gains on fixed income securities at September 30, 2004 were $522.1 million, an increase of $42.2 million or 8.8 % since December 31, 2003.   The net unrealized gain was comprised of $538.0 million of unrealized gains and $15.9 million of unrealized losses at September 30, 2004.  This is compared to a net unrealized gain totaling $479.9 million at December 31, 2003, comprised of $498.8 million of unrealized gains and $18.9 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2004, $12.4 million or 78.0% were related to investment grade securities and are believed to be primarily a result of the interest rate environment.  Of the remaining $3.5 million of losses in the fixed income portfolio, $1.7 million or 48.6% was concentrated in the corporate fixed income portfolio, $1.8 million or 51.4% was concentrated in the asset backed securities portfolio.  Approximately $0.8 million of the gross unrealized losses in the corporate fixed income portfolio were associated with the airline industry for which values were depressed due to company specific issues and economic issues related to fuel costs.  We expect eventual recovery of these securities. Every security was included in our portfolio monitoring process.

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

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities.

(in thousands)	September 30, 2004			December 31, 2003
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$12,904	$12,402	0.2%	$13,186	$12,533	0.3%
Restructured	5,390	6,109	0.1	5,701	6,303	0.1
Potential problem	16,907	15,095	0.3	17,899	17,843	0.4
Total net carrying value	$35,201	$33,606	0.6%	$36,786	$36,679	0.8%
Cumulative write-downs recognized	$5,698			$4,817

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem, restructured and potential problem as of September 30, 2004 compared to December 31, 2003.  The decrease was primarily related to the sale of holdings in these categories due to specific developments causing a change in our outlook and intent to hold those securities.

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

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Investment write-downs	$(2,518)	$(295)	$(3,402)	$(7,547)
Dispositions	739	(2,726)	(3,300)	(1,100)
Valuation of derivative instruments	(3,934)	81	(3,226)	(942)
Settlement of derivative instruments	908	1,017	1,584	3,183
Realized capital gains and losses, pretax	(4,805)	(1,923)	(8,344)	(6,406)
Income tax benefit	1,738	707	3,046	2,343
Realized capital gains and losses, after-tax	$(3,067)	$(1,216)	$(5,298)	$(4,063)

Dispositions in the above table include sales and other transactions such as calls and prepayments.  We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities.  In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.  Included in losses from written down investments is $2.5 million related to airline industry holdings, all of which was recognized in the third quarter of 2004.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources.

(in thousands)	September 30, 2004	December 31, 2003

Common stock, retained earnings and other shareholder’s equity items	$414,678	$394,850
Accumulated other comprehensive income	152,307	138,724
Total shareholder’s equity	$566,985	$533,574

Shareholder’s equity increased in the first nine months of 2004 when compared to December 31, 2003 due to net income and increases in unrealized net capital gains on fixed income securities.

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

Liquidity Sources and Uses

Increased operating cash flows in the first nine months of 2004 when compared to the first nine months of 2003 primarily relate to increases in premiums and investment income.  Cash flows used in investing activities increased in the first nine months of 2004 as a result of the investment of higher financing cash flow and higher operating cash flows.

Higher cash flow from financing activities during the first nine months of 2004 when compared to the same period of 2003 reflects an increase in deposits received from contractholders, partially offset by benefits and withdrawals from contractholders’ accounts.  For quantification of the changes in contractholder funds, see the Results of Operations section of the MD&A.

We have entered into an inter-company loan agreement with The Allstate Corporation (the “Corporation”).  The amount of inter-company loans available to us is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  We had no amounts outstanding under the inter-company loan agreement at September 30, 2004 or December 31, 2003.  The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

FORWARD-LOOKING STATEMENTS AND RISK FACTOR

This document contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty.  These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption  “Forward-Looking Statements and Risk Factors.”

Any decrease in our financial strength ratings may have an adverse effect on our competitive position.

•                  Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control. The insurance financial strength ratings of both Allstate Insurance Company and ALIC, as well as the Company, are A+, Aa2 and AA (from A.M. Best, Moody’s and Standard and Poor’s, respectively).  Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured.  A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings and our liquidity, operating results and financial condition.

Item 4.    Controls and Procedures

With the participation of our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the “reasonable assurance” level.

During the fiscal quarter ended September 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal proceedings” in Note 4 of the Company’s Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6.    Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

November 10, 2004	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Group Vice President and Controller
(chief accounting officer and duly
authorized officer of the Registrant)

Exhibit No.	Description
15	Acknowledgement of awareness from Deloitte & Touche LLP dated November 10, 2004, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1