Form 10-K
period 2004-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2005-03-16
CIK 839759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

       /X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

As of March 15, 2005, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

                                TABLE OF CONTENTS

                                                                                                                             PAGE
                                                                                                                             ----
PART I
Item 1.    Business                                                                                                             1
Item 2.    Properties                                                                                                           2
Item 3.    Legal Proceedings                                                                                                    2
Item 4.    Submission of Matters to a Vote of Security Holders *                                                              N/A
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities         2
Item 6.    Selected Financial Data *                                                                                          N/A
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                                2
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                                          31
Item 8.    Financial Statements and Supplementary Data                                                                         32
Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure                                 65
Item 9A.   Controls and Procedures                                                                                             65
PART III
Item 10.   Directors and Executive Officers of the Registrant *                                                               N/A
Item 11.   Executive Compensation *                                                                                           N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*                    N/A
Item 13.   Certain Relationships and Related Transactions *                                                                   N/A
Item 14.   Principal Accountant Fees and Services                                                                              65
PART IV
Item 15.   Exhibits and Financial Statement Schedules                                                                          66
           Signatures                                                                                                          69
           Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities
           Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the
           Securities Exchange Act of 1934                                                                                     70
           Financial Statement Schedules                                                                                      S-1

           * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1.  BUSINESS

     Allstate Life Insurance Company of New York ("Allstate Life of New York", "ALNY", "we", "us" or "our") was incorporated in 1967 as a stock life insurance company under the laws of the State of New York. In 1984, ALNY was purchased by Allstate Life Insurance Company ("ALIC"). Allstate Life of New York is a wholly owned subsidiary of ALIC, a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company ("AIC") is owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate
(R)" slogan, Allstate provides insurance products to more than 16 million households and has approximately 13,600 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2003 statutory premiums earned. In addition, it is the nation's 12th largest life insurance business on the basis of 2003 ordinary life insurance in force and 19th largest on the basis of 2003 statutory admitted assets.
      Our mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.
      We will pursue the following to grow our current business profitably: maintain and develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure; and advance our systematic risk management program. We also leverage the strength of the Allstate brand name across products and distribution channels. Our retail products include interest-sensitive and traditional life insurance, variable life insurance, variable and fixed annuities and supplemental accident and health insurance. Products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms such as banks, broker/dealers and special structured settlement brokers.
      We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brand, our financial strength and ratings, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable annuity and variable life insurance products in particular, we compete on the basis of the variety of fund managers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.
      The market for life insurance, annuities and personal financial products continues to be highly fragmented and competitive. As of December 31, 2004, there were approximately 770 groups of life insurance companies in the United States, most of which offered one or more similar products. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.
      Allstate Life of New York is subject to extensive regulation, primarily, but not exclusively, from the New York State Insurance Department. The method, extent and substance of such regulation generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to the New York State Insurance Department. In general, such regulation is intended for the protection of those who purchase or use our insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent licensing and compensation, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. For a discussion of statutory financial information, see Note 13 of the Financial Statements. For a discussion of regulatory contingencies, see Note 11 of the Financial Statements. Notes 11 and 13 are incorporated in this Part I, Item 1 by reference.
     In recent years the state insurance regulatory framework has come under increased federal scrutiny. Legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Allstate Life of New York.

ITEM 2.  PROPERTIES

     Allstate Life of New York occupies office space in Hauppauge, New York and Northbrook, Illinois that is owned or leased by AIC. Expenses associated with these facilities are allocated to us on both a direct and indirect basis, depending on the nature and use.

ITEM 3.  LEGAL PROCEEDINGS

     Information required for Item 3 is incorporated by reference to the discussion under the headings "Regulation" and "Legal proceedings" in Note 11 of our financial statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     No established public trading market exists for our common stock. All of our outstanding common stock is owned by our parent, ALIC. ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by the Corporation. Within the past three years, we have not sold or repurchased any of our equity securities.
     From January 1, 2003 through March 15, 2005, we paid no dividends on our common stock to ALIC.
     For additional information on dividends, including restrictions on the payment of dividends, see the discussion under the heading "Dividends" in Note 13 of our financial statements, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion highlights significant factors influencing the financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as "we", "ALNY", "our", "us" or the "Company"). It should be read in conjunction with the financial statements and related notes found under Part II Item 8 contained herein. We are managed as a single segment entity.
     The most important matters that we monitor to evaluate the financial condition and performance of our company include:
     - For operations: premiums, deposits, gross margins including investment and benefit margins, the amortization of deferred policy acquisition costs, expenses, operating income, and invested assets;
     - For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;
     - For financial condition: our financial strength ratings and statutory capital levels and ratios; and
     - For product distribution: profitably growing distribution partner relationships and Allstate agent sales of all products and services.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We have identified four accounting policies that require us to make assumptions and estimates that are significant to the financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and have a material impact on our financial statements. A brief summary of each of these critical accounting policies follows. For a more complete discussion of the effect of these policies on our financial statements, and the judgments and estimates relating to these policies, see the referenced sections of the MD&A. For a complete summary of our significant accounting policies see Note 2 of the financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data as inputs or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities, are difficult to independently observe and to quantify. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.
     Periodic changes in fair values of investments classified as available for sale are reported as a component of accumulated other comprehensive income on the Statements of Financial Position and are not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a case-by-case basis considering a wide range of factors. There are a number of assumptions and estimates inherent in assessing impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtain which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is held at fair value and as a result, any related unrealized loss, net of deferred acquisition costs, deferred sales inducement costs and tax, would already be reflected as accumulated other comprehensive income in shareholder's equity.
     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 6 of the financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of the MD&A.

DERIVATIVE INSTRUMENT HEDGE EFFECTIVENESS In the normal course of business, we primarily use derivative financial instruments to reduce our exposure to market risk and in conjunction with asset/liability management. The fair value of exchange traded derivative contracts is based on independent market quotations, whereas the fair value of non-exchange traded derivative contracts is based on either widely accepted pricing valuation models which use independent third party data as inputs or independent third party pricing sources.
     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

highly effective in offsetting the hedged risk. The determination of whether a hedging instrument is effective both at its inception and on an on-going basis requires a significant degree of judgment. For further discussion of these policies and quantification of the impact of these estimates and assumptions, see Note 7 of the financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

DEFERRED POLICY ACQUISITION COST ("DAC") AMORTIZATION We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Statements of Financial Position. The amortization methodology for DAC includes significant assumptions and estimates.
     DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies, change the rate of amortization in the period such events occur.
     DAC related to interest-sensitive life, variable annuities and investment contracts is amortized in proportion to the incidence of the present value of estimated gross profits ("EGP") over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years. However, an assumption for the rate of contract surrenders is also used, which results in the majority of the DAC being amortized over the surrender charge period. The rate of amortization during the surrender charge period is matched to the actual pattern of EGP. EGP consists of estimates of the following components: benefit margins primarily from mortality, including guaranteed minimum death, income and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.
     For variable annuity and life contracts, the most significant assumptions involved in determining EGP are the expected separate accounts fund performance after fees, surrender rates, lapse rates, and investment and mortality margins. Our long-term assumption of separate accounts fund performance net of fees is approximately 8%. Whenever actual separate accounts fund performance, based on the two most recent years, varies from 8%, we project performance levels over the next five years such that the mean return over that seven-year period equals the long-term 8% assumption. This process is referred to as "reversion to the mean" and is commonly used by the life insurance industry. Although the use of a reversion to the mean assumption is common within the industry, the parameters used in the methodology are subject to judgment and vary between companies. For example, when applying this assumption we do not allow the mean future rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. Revisions to EGPs result in changes in the amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".
     For quantification of the impact of these estimates and assumptions see the Forward-looking Statements and Risk Factors sections of the MD&A and Note 2 of the financial statements.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.
     For further discussion of these policies see Note 8 of the financial statements and the Forward-looking Statements and Risk Factors section of the MD&A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

OPERATIONS

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). ALIC, along with ALNY and its other wholly owned subsidiaries, provide life insurance, retirement and investment products to individual and institutional customers. Our mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.
     We will pursue the following to grow our current business profitably: maintain and develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure; and advance our systematic risk management program. We also leverage the strength of the Allstate brand name across products and distribution channels.

PREMIUMS AND CONTRACT CHARGES Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life, variable and fixed annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.
     The following table summarizes premiums and contract charges by product.

(IN THOUSANDS)                                       2004       2003         2002
                                                  ---------   ---------   ---------
PREMIUMS
Traditional life                                  $  23,786   $  22,998   $  22,379
Immediate annuities with life contingencies          49,877      36,371      62,124
Accident, health and other                            2,887       8,642       8,767
                                                  ---------   ---------   ---------
TOTAL PREMIUMS                                       76,550      68,011      93,270

CONTRACT CHARGES
Interest-sensitive life                              40,400      38,042      36,241
Variable annuities                                   13,222      10,084      10,657
Fixed annuities                                       6,212       4,892       3,184
                                                  ---------   ---------   ---------
TOTAL CONTRACT CHARGES                               59,834      53,018      50,082
                                                  ---------   ---------   ---------
TOTAL PREMIUMS AND CONTRACT CHARGES               $ 136,384   $ 121,029   $ 143,352
                                                  =========   =========   =========

     The following table summarizes premiums and contract charges by distribution channel.

(IN THOUSANDS)                                       2004       2003         2002
                                                  ---------   ---------   ---------
PREMIUMS
Allstate agencies                                 $  23,409   $  22,664   $  22,309
Broker dealers                                          107          37           -
Specialized brokers                                  49,768      36,334      62,124
Independent agents                                    3,162       1,643          89
Direct marketing                                        104       7,333       8,748
                                                  ---------   ---------   ---------
TOTAL PREMIUMS                                       76,550      68,011      93,270

CONTRACT CHARGES
Allstate agencies                                    39,710      38,296      36,602
Broker dealers                                       10,892       8,934       9,878
Banks                                                 4,964       2,213       1,293
Specialized brokers                                   3,802       3,403       2,282
Independent agents                                      466         172          27
                                                  ---------   ---------   ---------
Total contract charges                               59,834      53,018      50,082
                                                  ---------   ---------   ---------
TOTAL PREMIUMS AND CONTRACT CHARGES               $ 136,384   $ 121,029   $ 143,352
                                                  =========   =========   =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     Total premiums increased 12.6% in 2004 compared to 2003. The increase was the result of increased premiums on immediate annuities with life contingencies and supplemental accident and health insurance sold through the workplace, partially offset by decreased other premiums resulting from the disposal of substantially all of our direct response distribution business. Sales of immediate annuities with life contingencies fluctuate due to consumer preference as well as market and competitive conditions, which drive the level and mix of immediate annuities sold with or without life contingencies. Excluding premiums on immediate annuities with life contingencies and premiums from our disposed direct response distribution business, premiums increased 9.3% compared to 2003, due to the continued expansion of our supplemental accident and health insurance sold through the workplace.
     Total premiums decreased 27.1% in 2003 compared to 2002. The decrease was primarily the result of a decline in sales of immediate annuities with life contingencies and the discontinuance of our direct response business. The decline in premiums from our direct response business reflects management actions to discontinue this business. Excluding the volatility of the immediate annuities with life contingencies, premiums increased a modest 1.6% as an 8.7% increase in traditional life premiums sold through our Allstate exclusive and independent agencies was mostly offset by lower premiums from products sold through direct marketing.
     Contract charges increased 12.9% in 2004 compared to 2003. The increase was primarily attributable to higher contract charges on variable annuities and interest-sensitive life. The increase in contract charges on variable annuities was driven by a 21.2% increase in the average separate accounts values in 2004 compared to 2003, which was attributable to net deposits and transfers to the separate accounts and positive investment performance exceeding the surrenders and withdrawals. Higher interest-sensitive life contract charges primarily reflect growth in business in-force.
     Contract charges increased 5.9% in 2003 compared to 2002. Higher interest-sensitive life and fixed annuity contract charges were partially offset by lower variable annuity contract charges, which resulted from lower average separate accounts values during the year. The increase in the interest sensitive-life and fixed annuities is representative of the growth in the amount of business in-force.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CONTRACTHOLDER FUNDS represent interest-bearing liabilities arising from the sale of fixed annuities, interest-sensitive life and variable annuity and life deposits allocated to fixed accounts. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.
     The following table shows the changes in contractholder funds.

(IN THOUSANDS)                                                          2004            2003            2002
                                                                    ------------    ------------    ------------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                             $  2,658,325    $  2,051,429    $  1,438,640

Impact of adoption of SOP 03-1 (1)                                         2,031               -               -

DEPOSITS:
Fixed annuities (immediate and deferred)                               1,182,719         511,824         388,758
Interest-sensitive life                                                   99,182          69,449          54,961
Variable annuity and life deposits allocated to fixed accounts           103,463         147,515         315,659
                                                                    ------------    ------------    ------------
Total deposits                                                         1,385,364         728,788         759,378

INTEREST CREDITED                                                        129,243         106,020          87,555

BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Benefits                                                                 (46,649)        (24,103)        (17,257)
Surrenders and partial withdrawals                                      (246,081)       (150,102)       (116,485)
Contract charges                                                         (41,573)        (40,554)        (33,892)
Net transfers to separate accounts                                       (39,906)        (16,944)        (37,252)
Other adjustments                                                          2,092           3,791         (29,258)
                                                                    ------------    ------------    ------------
TOTAL BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS                       (372,117)       (227,912)       (234,144)
                                                                    ------------    ------------    ------------

CONTRACTHOLDER FUNDS, ENDING BALANCE                                $  3,802,846    $  2,658,325    $  2,051,429
                                                                    ============    ============    ============

---------------
(1) The increase in contractholder funds due to the adoption of SOP 03-1 reflects the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuities and the reclassification of deferred sales inducements ("DSI") from contractholder funds to other assets.

     Contractholder funds deposits increased 90.1% in 2004 compared to 2003 due to increased fixed annuity and interest-sensitive life deposits, partially offset by lower variable annuity and life deposits allocated to fixed accounts. These deposits led to an increase in average contractholder funds, excluding the impact of adopting SOP 03-1, of 37.1% in 2004 compared to 2003. Fixed annuity deposits increased 131.1% in 2004 compared to 2003 due to strong consumer demand, competitive pricing and effective distribution efforts in our bank channel.
     Contractholder funds deposits decreased 4.0% in 2003 compared to 2002 due to decreased deposits to the fixed account of variable annuities from lower variable annuity contract sales that more than offset a significant increase in fixed annuity deposits. Average contractholder funds increased 35.0% in 2003 compared to 2002 as a result of fixed annuity deposits that increased 31.9% over 2002 due to competitive pricing and our decision to maintain a market presence in our bank distribution channel despite a challenging interest rate environment. Fixed annuities have been attractive to consumers in this distribution channel due to volatile equity markets and the uncertainty of future interest rates.
     Benefits, surrenders and partial withdrawals increased 68.0% in 2004 compared to 2003 reflecting a withdrawal rate of 11.0% for 2004 based on the beginning of period contractholder funds. This compares to a withdrawal rate of 8.5% and 9.3% for 2003 and 2002, respectively. Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

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

(IN THOUSANDS)                                                              2004          2003          2002
                                                                         ----------    ----------    ----------
SEPARATE ACCOUNTS LIABILITIES, BEGINNING BALANCE                         $  665,875    $  537,204    $  602,657

   Variable annuity and life deposits                                       210,601       230,114       420,635
   Variable annuity and life deposits allocated to fixed accounts          (103,463)     (147,515)     (315,659)
                                                                         ----------    ----------    ----------
   Net deposits                                                             107,138        82,599       104,976

   Investment results                                                        70,960       114,539       (98,107)
   Contract charges                                                         (10,399)       (7,894)       (7,851)
   Net transfers from fixed accounts                                         39,906        16,944        37,252
   Surrenders and benefits                                                  (80,930)      (77,517)     (101,723)
                                                                         ----------    ----------    ----------

SEPARATE ACCOUNTS LIABILITIES, ENDING BALANCE                            $  792,550    $  665,875    $  537,204
                                                                         ==========    ==========    ==========

     Separate accounts liabilities increased $126.7 million during 2004. The increase was primarily attributable to positive investment results and net cash inflows from net deposits and transfers from fixed accounts partially offset by surrenders and benefits. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.
     Separate accounts liabilities increased $128.7 million during 2003 reflecting positive investment results and, to a lesser extent, net cash inflows. Net variable annuity deposits decreased in 2003 compared to 2002 as significant deposits in 2002 were made and transferred to the fixed accounts because of the attractive crediting rates. These rates were lowered in late 2002 resulting in lower variable annuity contract sales.

NET INVESTMENT INCOME increased 14.0% in 2004 compared to 2003 and 13.7% in 2003 compared to 2002. The increase in both periods was the result of the effect of higher portfolio balances, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities and interest-sensitive life policies. Investment balances as of December 31, 2004, increased 27.2% from December 31, 2003 and increased 15.7% as of December 31, 2003 compared to December 31, 2002. The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

NET INCOME analysis is presented in the following table.

(IN THOUSANDS)                                                                 2004          2003          2002
                                                                            ----------    ----------    ----------
Premiums                                                                    $   76,550    $   68,011    $   93,270
Contract charges (1)                                                            59,817        53,018        50,082
Net investment income                                                          302,055       264,854       232,967
Periodic settlements and accruals on non-hedge derivative instruments (2)          372             -             -
Contract benefits                                                             (182,150)     (167,221)     (178,163)
Interest credited to contractholder funds (3)                                 (129,044)     (106,020)      (87,555)
                                                                            ----------    ----------    ----------
Gross margin                                                                   127,600       112,642       110,601

Amortization of DAC and DSI                                                    (24,579)      (28,273)      (24,556)
Operating costs and expenses                                                   (42,115)      (36,978)      (37,339)
Income tax expense                                                             (21,845)      (17,520)      (17,151)
Realized capital gains and losses, after-tax                                    (5,844)       (5,240)       (8,028)
DAC and DSI amortization expense on realized capital gains and losses,
  after-tax                                                                     (1,342)       (1,043)          652
Reclassification of periodic settlements and accruals on non-hedge
  derivative instruments, after-tax                                               (234)            -             -
Gain (loss) on disposition of operations, after-tax                                862        (2,898)            -
Cumulative effect of change in accounting principle, after-tax                  (7,586)            -             -
                                                                            ----------    ----------    ----------
NET INCOME                                                                  $   24,917    $   20,690    $   24,179
                                                                            ==========    ==========    ==========

(1) Loads charged to customers at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with DAC. Amortization of deferred loads related to capital gains is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to capital gains totaled $17 thousand in 2004. There were no comparable amounts in 2003 and 2002.
(2) Periodic settlements and accruals of non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive Income.
(3) Beginning in 2004, amortization of deferred sales inducements ("DSI") is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $760 thousand in 2004. Prior periods have not been restated.

GROSS MARGIN, a non-GAAP measure, represents premiums and contract charges and net investment income, less contract benefits and interest credited to contractholder funds. We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of four components that are utilized to further analyze the business: investment margin, benefit margin, maintenance charges and surrender charges. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to GAAP net income in the table above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

          The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

                                                                                      2004
                                                 ------------------------------------------------------------------------------
                                                   INVESTMENT        BENEFIT       MAINTENANCE      SURRENDER         GROSS
                                                     MARGIN          MARGIN          CHARGES         CHARGES         MARGIN
                                                 --------------   -------------   -------------   -------------   -------------
(IN THOUSANDS)
Premiums                                         $            -   $      76,550   $           -   $           -   $      76,550
Contract charges (1)                                          -          29,626          24,519           5,672          59,817
Net investment income                                   302,055               -               -               -         302,055
Periodic settlements and accruals on non-hedge
   derivative instruments (2)                               372               -               -               -             372
Contract benefits                                       (98,261)        (83,889)              -               -        (182,150)
Interest credited to contractholder funds (3)          (129,044)              -               -               -        (129,044)
                                                 --------------   -------------   -------------   -------------   -------------
                                                 $       75,122   $      22,287   $      24,519   $       5,672   $     127,600
                                                 ==============   =============   =============   =============   =============

                                                                                      2003
                                                 ------------------------------------------------------------------------------
                                                   INVESTMENT        BENEFIT       MAINTENANCE      SURRENDER         GROSS
                                                     MARGIN          MARGIN          CHARGES         CHARGES         MARGIN
                                                 --------------   -------------   -------------   -------------   -------------
(IN THOUSANDS)
Premiums                                         $            -   $      68,011   $           -   $           -   $      68,011
Contract charges                                              -          26,884          21,309           4,825          53,018
Net investment income                                   264,854               -               -               -         264,854
Contract benefits                                       (93,331)        (73,890)              -               -        (167,221)
Interest credited to contractholder funds              (106,020)              -               -               -        (106,020)
                                                 --------------   -------------   -------------   -------------   -------------
                                                 $       65,503   $      21,005   $      21,309   $       4,825   $     112,642
                                                 ==============   =============   =============   =============   =============

                                                                                      2002
                                                 ------------------------------------------------------------------------------
                                                   INVESTMENT        BENEFIT       MAINTENANCE      SURRENDER         GROSS
                                                     MARGIN          MARGIN          CHARGES         CHARGES         MARGIN
                                                 --------------   -------------   -------------   -------------   -------------
(IN THOUSANDS)
Premiums                                         $            -   $      93,270   $           -   $           -   $      93,270
Contract charges                                              -          23,899          21,637           4,546          50,082
Net investment income                                   232,967               -               -               -         232,967
Contract benefits                                       (93,133)        (85,030)              -               -        (178,163)
Interest credited to contractholder funds               (87,555)              -               -               -         (87,555)
                                                 --------------   -------------   -------------   -------------   -------------
                                                 $       52,279   $      32,139   $      21,637   $       4,546   $     110,601
                                                 ==============   =============   =============   =============   =============

     (1) Loads charged to customers at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with DAC. Amortization of deferred loads related to capital gains is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to capital gains totaled $17 thousand in 2004. There were no comparable amounts in 2003 and 2002.
     (2) Periodic settlements and accruals of non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive Income.
     (3) Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $760 thousand in 2004. Prior periods have not been restated.

     Gross margin increased 13.3% in 2004 compared to 2003. The increase was attributable to increased investment margin, maintenance charges and benefit margin. Gross margin increased 1.8% in 2003 compared to 2002 as an increased investment margin was almost entirely offset by lower benefit margin.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     INVESTMENT MARGIN is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during a fiscal period.
     Investment margin by product group is shown in the following table.

          (IN THOUSANDS)                2004       2003       2002
                                      --------   --------   --------
          Annuities                   $ 64,110   $ 55,541   $ 42,325
          Life insurance                11,012      9,962      9,954
                                      --------   --------   --------
          Total investment margin     $ 75,122   $ 65,503   $ 52,279
                                      ========   ========   ========

     Investment margin increased 14.7% in 2004 compared to 2003 and increased 25.3% in 2003 compared to 2002. In both periods, the increase was primarily due to the impact of higher contractholder funds and actions to reduce crediting rates where possible, partially offset by a decline in the fixed income securities portfolio yield resulting from lower market interest rates. Further, in both periods, a yield decline on the assets that support our immediate annuities, capital, traditional life and other products for which we do not have the ability to modify crediting rates, also had a negative impact on the investment margin.
     The following table summarizes the annualized weighted average investment yields, interest crediting rates and investment spreads during 2004, 2003 and 2002.

                                          WEIGHTED AVERAGE         WEIGHTED AVERAGE          WEIGHTED AVERAGE
                                          INVESTMENT YIELD      INTEREST CREDITING RATE     INVESTMENT SPREADS
                                        --------------------    ------------------------    --------------------
                                        2004    2003    2002      2004    2003    2002      2004    2003    2002
                                        ----    ----    ----      ----    ----    ----      ----    ----    ----
Interest-sensitive life products         6.1%    6.6%    6.8%      4.8%    4.9%    5.0%      1.3%    1.7%    1.8%
Fixed annuities - deferred annuities     5.6     6.1     6.8       3.5     3.8     4.9       2.1     2.3     1.9
Fixed annuities - immediate annuities
  with and without life contingencies    7.6     7.8     8.1       6.8     6.9     6.9       0.8     0.9     1.2
Investments supporting capital,
  traditional life and other products    6.0     6.3     6.6       N/A     N/A     N/A       N/A     N/A     N/A

     The following table summarizes the liabilities as of December 31 for these contracts and policies.

(IN THOUSANDS)                                                                    2004           2003            2002
                                                                             --------------  -------------  --------------
Fixed annuities - immediate annuities with life contingencies                $   1,442,055   $   1,376,898  $   1,327,112

Other life contingent contracts and other                                          340,396         306,873        229,515
                                                                             --------------  -------------  --------------
  Reserve for life-contingent contracts                                      $   1,782,451   $   1,683,771  $   1,556,627
                                                                             ==============  =============  ==============

Interest-sensitive life                                                      $     368,608   $     309,076  $     275,360
Fixed annuities - deferred annuities                                             2,890,254       1,861,456      1,327,667

Fixed annuities - immediate annuities without life contingencies and other         543,984         487,793        448,402
                                                                             --------------  -------------  --------------
  Contractholder funds                                                       $   3,802,846   $   2,658,325      2,051,429
                                                                             ==============  =============  ==============

     BENEFIT MARGIN is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents life and life-contingent immediate annuity premiums and cost of insurance contract charges less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin, and mortality charges on variable annuities, which are included

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

as a component of maintenance charges. We use the benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

     Benefit margin by product group is shown in the following table.

               (IN THOUSANDS)                 2004          2003          2002
                                           ----------    ----------    ----------
               Life insurance              $   29,291    $   25,075    $   33,686
               Annuities                       (7,004)       (4,070)       (1,547)
                                           ----------    ----------    ----------
               Total benefit margin        $   22,287    $   21,005    $   32,139
                                           ==========    ==========    ==========

     Benefit margin increased 6.1% in 2004 compared to 2003 as a higher life insurance benefit margin more than offset a decrease in the benefit margin on certain immediate annuities. The increase in the benefit margin on life insurance reflects growth in our interest-sensitive life business in-force and lower mortality benefits on both interest-sensitive and traditional life business. In addition, 2003 was impacted by the strengthening of reserves on certain traditional life policies. These increases were partially offset by the disposal of substantially all of our direct response distribution business. The decrease in the benefit margin on annuities was driven by unfavorable mortality experience on life-contingent immediate annuities, partially offset by an improved benefit margin from lower contract benefits related to guaranteed minimum death benefits ("GMDBs") on variable annuities.
     As required by SOP 03-1, as of January 1, 2004, reserves were established for benefits provided for under variable annuities. The reserves are primarily for GMDBs and guaranteed minimum income benefits ("GMIBs"). In previous periods, GMDBs were expensed as paid and no costs were recognizable for GMIBs or other guarantees as none were payable pursuant to the contractual terms. Under the SOP, we anticipate that the benefit margin will be less volatile, as contract benefit expense pertaining to product guarantees will be proportionate to the related revenue rather than cash payments made during the period. Included in the benefit margin for 2004 are additions to these secondary product guarantee reserves of $1.8 million. Included in the benefit margin for 2003 and 2002 are GMDB payments of $3.2 million and $2.7 million, respectively. For further explanation of the impacts of the adoption of this accounting guidance, see Note 2 to the Financial Statements.
     Benefit margin was $21.0 million in 2003, reflecting an $11.1 million or 34.6% decline compared to 2002. The strengthening of reserves on certain traditional life insurance policies in 2003 contributed significantly to the decline, as did higher variable annuity death benefits.

AMORTIZATION OF DAC AND DSI decreased 13.1% during 2004 compared to 2003. The decrease was primarily a result of DAC and DSI amortization deceleration (commonly referred to as "DAC unlocking") totaling $10.2 million in 2004 compared to slight amortization acceleration in 2003. This change in DAC unlocking was partially offset by higher amortization attributable to increased gross margins on fixed and variable annuities. The deceleration of amortization in 2004 was the result of favorable projected mortality on our interest-sensitive life products.
     The adoption of SOP 03-1 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $10.7 million. This reduction was recognized as a component of cumulative effect of a change in accounting principle.
     Amortization of DAC increased 15.1% during 2003 compared to 2002 primarily due to in-force business growth as reflected in our contractholder funds and investment margin increases over 2002 partially offset by lower DAC unlocking.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The changes in the DAC asset are summarized in the following tables.

                           BEGINNING
                            BALANCE       IMPACT OF      IMPACT OF
                          DECEMBER 31,   ADOPTION OF      DISPOSAL      ACQUISITION
(IN THOUSANDS)                2003       SOP 03-1 (2)      OF DR       COSTS DEFERRED
                          ------------   ------------    ----------    --------------
Traditional life          $     33,046   $          -    $        -    $        3,098
Interest-sensitive life         60,231              -             -             6,747
Variable annuities              52,743        (11,140)            -            14,750
Investment contracts            37,308              -             -            66,285
Other                            4,109              -        (3,213)            1,622
                          ------------   ------------    ----------    --------------
Total                     $    187,437   $    (11,140)   $   (3,213)   $       92,502
                          ============   ============    ==========    ==============

                                          AMORTIZATION
                                         (ACCELERATION)
                                          DECELERATION     EFFECT OF         ENDING
                          AMORTIZATION     (CHARGED)      UNREALIZED         BALANCE
                           CHARGED TO      CREDITED TO   CAPITAL GAINS     DECEMBER 31,
(IN THOUSANDS)             INCOME (3)      INCOME (1)      AND LOSSES         2004
                          ------------    ------------   --------------    ------------
Traditional life          $     (2,664)   $         --   $           --    $     33,480
Interest-sensitive life         (5,841)          9,259            1,733          72,129
Variable annuities             (12,801)             --            4,173          47,725
Investment contracts           (14,399)            954           (7,348)         82,800
Other                             (479)             --               --           2,039
                          ------------    ------------   --------------    ------------
Total                     $    (36,184)   $     10,213   $       (1,442)   $    238,173
                          ============    ============   ==============    ============

                                                                           AMORTIZATION
                                                                          (ACCELERATION)
                           BEGINNING                                       DECELERATION     EFFECT OF          ENDING
                            BALANCE                       AMORTIZATION      (CHARGED)       UNREALIZED        BALANCE
                          DECEMBER 31,    ACQUISITION      CHARGED TO      CREDITED TO    CAPITAL GAINS     DECEMBER 31,
(IN THOUSANDS)                2002       COSTS DEFERRED    INCOME (3)      INCOME (1)       AND LOSSES          2003
                          ------------   --------------   ------------    ------------    --------------    ------------
Traditional life          $     32,371   $        3,291   $     (2,616)   $          -    $            -    $     33,046
Interest-sensitive life         59,752            7,169         (7,558)         (1,158)            2,026          60,231
Variable annuities              61,380           18,055         (8,021)            699           (19,370)         52,743
Investment contracts             9,406           29,233        (10,404)            153             8,920          37,308
Other                            4,016            1,157         (1,064)              -                 -           4,109
                          ------------   --------------   ------------    ------------    --------------    ------------
Total                     $    166,925   $       58,905   $    (29,663)   $       (306)   $       (8,424)   $    187,437
                          ============   ==============   ============    ============    ==============    ============

----------
(1) Included as a component of Amortization of DAC on the Statements of Operations and Comprehensive Income.
(2) The impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $7.7 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $4.1 million and an increase to DAC of $691 thousand for an adjustment to the effect of unrealized capital gains and losses.
(3) The amortization of DAC for interest-sensitive life, variable annuities and investment contracts is proportionate to the recognition of actual gross profits, which include realized capital gains and losses. The increase in amortization in 2004 compared to 2003 was due in part to the effect of realized capital gains and losses that were in excess of those utilized in the determination of EGP. Amortization related to realized capital gains and losses was $2.1 million and $1.7 million in 2004 and 2003, respectively. Future amortization will be affected by the recognition of actual realized capital gains and losses to the extent that they differ from those utilized in the determination of EGP.

OPERATING COSTS AND EXPENSES increased 13.9% in 2004 compared to 2003 and decreased 1.0% in 2003 compared to 2002. The increase in 2004 was attributable to higher non-deferrable sales commissions and employee expenses, partially offset by lower expenses due to the disposal of substantially all of our direct response distribution business. The decrease in 2003 was the result of higher employee related benefits and guaranty fund assessments being more than offset by higher expense reimbursements on reinsured business and aggressive cost management.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     REINSURANCE CEDED We enter into reinsurance agreements with ALIC and unaffiliated carriers to limit our risk of mortality and morbidity losses, and exposure to certain variable annuity contract benefits. In 2004, for certain term life insurance policies, we ceded 25-90% of the mortality risk depending on the length of the term and policy premium guarantees. Comparatively, in 2003 and 2002, mortality risk ceded on certain term life insurance policies was in the range of 80-90%, depending on the length of the term and policy premium guarantees. Mortality risk on policies in excess of $250 thousand per life is ceded to ALIC. As of December 31, 2004 and 2003, 32.4% and 23.2%, respectively, of our face amount of life insurance in force is reinsured to non-affiliates and ALIC. We retain primary liability as a direct insurer for all risks ceded to reinsurers.
     Estimating amounts of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.
     Developments in the insurance industry have led to a decline in the financial strength of some of our reinsurance carriers, causing amounts recoverable from them to be considered a higher risk. There has also been consolidation activity between reinsurers in the industry, which has resulted in reinsurance risk across the industry to be concentrated among fewer companies. As a result, we have increased our percentage of underwriting retention of new term life insurance policies.
     Our reinsurance recoverables, summarized by the reinsurers' Standard & Poor's financial strength ratings as of December 31, are shown in the following table. In certain cases, these ratings refer to the financial strength of the affiliated group or parent company of the reinsurer.

                                         2004                      2003
                                 ---------------------    ---------------------
                                 REINSURANCE              REINSURANCE
(IN THOUSANDS)                   RECOVERABLES     %       RECOVERABLES      %
                                 ------------   ------    ------------   ------
AAA                              $         13      0.1%   $          -        -%
AA                                      4,206     49.9           3,237     70.6
AA-                                     2,448     29.1           1,347     29.4
A-                                        302      3.6               -        -
Other (1)                               1,453     17.3               -        -
                                 ------------   ------    ------------   ------
Total                            $      8,422    100.0%   $      4,584    100.0%
                                 ============   ======    ============   ======

----------
(1) As of December 31, 2004, other is comprised of amounts recoverable from one of two of the unrelated third party purchasers of our Direct Response business sold during the year for which Standard and Poor's does not rate. As of December 31, 2004, this company was rated A (Excellent) by A.M. Best.

     Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                                                             REINSURANCE RECOVERABLE
                                                          S&P FINANCIAL     --------------------------
          (IN THOUSANDS)                                 STRENGTH RATING        2004           2003
                                                         ---------------    ------------    ----------
          Transamerica Financial Life Insurance                AA                  1,885           409
          Triton Insurance Company (1) (2)                     N/A                 1,453             -
          RGA Reinsurance Company                              AA-                 1,181           278
          Allstate Life Insurance Company                      AA                  1,062         1,327
          Mutual of Omaha Insurance                            AA-                   852         1,347
          Generali USA                                         AA                    361           178
          Security Life of Denver                              AA                    350           175
          Swiss Re Life and Health America, Inc.               AA                    345           161
          American United Life                                 AA-                   330           170
          Scottish Re US (2)                                   A-                    232             -
          Metropolitan Life                                    AA                    112           135
          Canada Life                                          AA                     91             9
          Minnesota Mutual                                     AA-                    84            81
          Scottish Re Life Corp.                               A-                     71           111
          Cologne Re                                           AAA                    13             -
          Allianz Life Ins Co                                  AA-                     -           158
          Prudential Insurance Company                         AA-                     -            45
                                                                            ------------    ----------
          Total                                                             $      8,422    $    4,584
                                                                            ============    ==========

          (1) As of December 31, 2004, this company was rated A (Excellent) by A.M. Best.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

          (2) Reinsurance recoverables due from Triton Insurance Company and Scottish Re US, as of December 31, 2004, reflect reinsurance arrangements entered into in conjunction with the disposal of substantially all of our direct response distribution business.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2004.
     We have a reinsurance treaty through which we cede re-investment related risk on our structured settlement annuities to ALIC. The terms of this treaty meet the accounting definition of a derivative under SFAS No. 133. Accordingly, the treaty is recorded in the Statements of Financial Position at fair value, and changes in the fair value of the treaty and premiums paid to ALIC are recognized in realized capital gains and losses.
     Effective January 1, 2004, guaranteed minimum accumulation benefits ("GMABs") on variable annuities are 100% ceded to ALIC through a reinsurance treaty.

OUTLOOK

- Our ability to grow our investment margin depends upon maintaining sufficient spreads between investment yields and interest crediting rates, and growing the amount of business in force. As interest rates rise, we expect a gradual increase in investment yields. The amount by which these higher yields will increase our investment margin depends upon the amount and pace at which we reset interest-crediting rates, which could be influenced by market conditions and the actions of our policyholders. A significant and sudden increase in interest rates could cause policyholders to exercise surrender provisions in their policies that might cause investment margins to decline. As a result, growth in our investment margin from net new business activity could be partially offset by compression in our in-force investment margins.
- If equity markets perform at historical norms, we expect to see positive growth in our variable annuity gross margins from increased revenue. However, improvements or deteriorations in our variable annuity gross margins from changes in equity market performance or policyholder retention creates a proportionate increase or decrease in amortization of variable annuity DAC, which will offset a significant portion of the changes in gross margins.
- Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. To eliminate some of these market concerns, we are expecting to retain more of our term life insurance mortality risk in 2005. This change will not have a discernable effect on our net income in the short-term, but will provide the foundation to drive increased long-term growth in our life insurance business. Our mortality margins will also be more volatile in the future as we retain and manage more of our mortality risk, which will require increased statutory capital.

INVESTMENTS

     An important component of our financial results is the return on our investment portfolio. The investment portfolios are managed based upon the nature of the business and our corresponding liability structure.

OVERVIEW AND STRATEGY Our investment strategy focuses on the need for risk-adjusted spread on the underlying liabilities while maximizing return on capital. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment margin necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the targets set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions. Portfolio reviews, which include identifying securities that are other than temporarily impaired, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2004 and 2003 is presented in the table below. Also see Notes 2 and 6 of the financial statements for investment accounting policies and additional information.

                                     DECEMBER 31, 2004           DECEMBER 31, 2003
                                 -------------------------    -------------------------
                                  CARRYING      PERCENT        CARRYING      PERCENT
(IN THOUSANDS)                      VALUE       OF TOTAL         VALUE       OF TOTAL
                                 -----------   -----------    -----------   -----------
Fixed income securities (1)      $ 5,545,647          89.8%   $ 4,415,327          90.9%
Mortgage loans                       480,280           7.8        385,643           7.9
Short-term                           111,509           1.8         22,756           0.5
Policy loans                          34,948           0.6         34,107           0.7
Other                                  4,638             -              -             -
                                 -----------   -----------    -----------   -----------
     Total                       $ 6,177,022         100.0%   $ 4,857,833         100.0%
                                 ===========   ===========    ===========   ===========

(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.01 billion and $3.94 billion at December 31, 2004 and 2003, respectively.

     Total investments increased to $6.18 billion at December 31, 2004 from $4.86 billion at December 31, 2003, primarily due to positive cash flows from financing activities.
     We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Policies section of the MD&A.

     The following table shows total investments, categorized by the method used to determine fair value at December 31, 2004.

                                                                                   DERIVATIVE
                                                           INVESTMENTS             CONTRACTS
                                                   ---------------------------    ------------
                                                      FAIR          PERCENT          FAIR
(IN THOUSANDS)                                        VALUE         OF TOTAL         VALUE
                                                   ------------   ------------    ------------
Value based on independent market quotations       $  4,499,676           72.8%   $         80
Value based on models and other valuation
   methods                                            1,155,370           18.7           2,904
Mortgage loans, policy loans and other, valued
   at cost                                              521,976            8.5               -
                                                   ------------   ------------    ------------
     Total                                         $  6,177,022          100.0%   $      2,984
                                                   ============   ============    ============

FIXED INCOME SECURITIES

     See Note 6 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2004 and 2003.
     U.S. government and agencies of the U.S. government securities were all rated investment grade at December 31, 2003.
     Municipal bonds, primarily taxable securities, totaled $274.0 million at December 31, 2004, all of which were rated investment grade. Approximately 61.2% of the municipal bond portfolio was insured by five bond insurers and accordingly have a rating of Aaa or Aa. The municipal bond portfolio at December 31, 2004 consisted of approximately 45 issues from approximately 40 issuers. Our largest exposure to a single issuer totals 17.8% of the municipal bond portfolio. This issuer, at December 31, 2004, had a Moody's rating of AAA.
     Corporate bonds totaled $3.19 billion and 93.8% were rated investment grade at December 31, 2004. As of December 31, 2004, the portfolio contained $1.39 billion of privately placed corporate obligations, 43.6% of the total corporate obligations in the portfolio, compared with $1.18 billion at December 31, 2003. Privately placed securities that were rated investment grade totaled 94.0% at December 31, 2004. Approximately $1.36 billion or 97.6% of the privately placed corporate obligations consisted of fixed rate privately placed securities. The benefits of fixed rate privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds, and a combination of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk or fluctuations in interest rates. A disadvantage of fixed rate privately placed securities when compared to publicly issued securities is relatively reduced liquidity.
     Foreign government securities totaled $277.3 million and all were rated investment grade at December 31, 2004.
     Mortgage-backed securities ("MBS") totaled $572.5 million at December 31, 2004, all of which were investment grade. In our MBS portfolio, the credit risk associated with MBS is mitigated due to the fact that the portfolio consists primarily of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages. The current consistently low interest rate environment has resulted in prepayments, which have eroded the prepayment protection in this portfolio over recent years.
     Commercial Mortgage Backed Securities ("CMBS") totaled $458.9 million at December 31, 2004. CMBS positions primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured assets, are generally not subject to prepayment risk. Due to protections within the underlying commercial mortgages, borrowers are restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. Approximately 90.1% of the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's rating of AAA, the highest rating category, at December 31, 2004.
     Asset-backed securities ("ABS") totaled $56.6 million at December 31, 2004. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated debt, reserve funds, guarantees and/or insurance. Approximately 59.7% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying assets. The ABS portfolio includes collateralized debt obligations and other bonds that are secured by a variety of asset types, predominately home equity loans.
     At December 31, 2004, 96.2% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.
     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2004.

(IN THOUSANDS)

  NAIC                                                 FAIR          PERCENT
 RATING      MOODY'S, S&P OR EQUIVALENT                VALUE         OF TOTAL
----------   ------------------------------------   ------------   ------------
    1        Aaa/Aa/A                               $  3,890,839           70.2%
    2        Baa                                       1,445,483           26.0
    3        Ba                                          116,203            2.1
    4        B                                            71,412            1.3
    5        Caa or lower                                 10,897            0.2
    6        In or near default                           10,813            0.2
                                                    ------------   ------------
                                                    $  5,545,647          100.0%
                                                    ============   ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

UNREALIZED GAINS AND LOSSES See Note 6 of the financial statements for further disclosures regarding unrealized losses on fixed income and equity securities and factors considered in determining whether they are not other than temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2004 totaled $532.7 million, an increase of $52.8 million since December 31, 2003. Gross unrealized gains and losses on fixed income securities are provided in the table below.

                                                              GROSS UNREALIZED
                                           AMORTIZED     ---------------------------       FAIR
(IN THOUSANDS)                               COST           GAINS          LOSSES          VALUE
                                          ------------   ------------   ------------    ------------
AT DECEMBER 31, 2004
Corporate:
   Public utilities                       $    526,125   $     79,598   $       (316)   $    605,407
   Consumer (cyclical and non-cyclical)        430,824         26,860           (714)        456,970
   Banking                                     444,233         30,237         (1,272)        473,198
   Basic industry                              250,840         17,601           (196)        268,245
   Capital goods                               258,496         11,854         (1,100)        269,250
   Communications/media                        196,349         19,000           (278)        215,071
   Energy                                      191,368          9,329           (712)        199,985
   Financial services                          292,644         13,087           (778)        304,953
   Other                                       146,839         22,903           (453)        169,289
   Transportation                              166,617         13,089           (746)        178,960
   Technology                                   46,104          3,217            (95)         49,226
                                          ------------   ------------   ------------    ------------
Total corporate fixed income portfolio       2,950,439        246,775         (6,660)      3,190,554

U.S. government and agencies                   506,971        197,639              -         704,610
Municipal                                      262,683         12,714         (1,422)        273,975
Foreign government                             214,508         62,839              -         277,347
Asset-backed securities                         56,215          1,732         (1,321)         56,626
Mortgage-backed securities                     566,367          8,719         (2,623)        572,463
Commercial mortgage-backed securities          446,354         13,357           (838)        458,873
Redeemable preferred stock                       9,440          1,759              -          11,199
                                          ------------   ------------   ------------    ------------
   Total fixed income securities          $  5,012,977   $    545,534   $    (12,864)   $  5,545,647
                                          ============   ============   ============    ============

     The banking and capital goods sectors had the highest concentration of unrealized losses in our corporate fixed income securities portfolio at December 31, 2004. The gross unrealized losses in these sectors are primarily interest rate related or company specific. We expect eventual recovery of these securities. Every security was included in our portfolio monitoring process.
     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2004.

  NAIC     (IN THOUSANDS)          UNREALIZED        PERCENT          FAIR           PERCENT
 RATING    MOODY'S, S&P OR            LOSS           OF TOTAL         VALUE          OF TOTAL
           EQUIVALENT             ------------     ------------    ------------    ------------
    1      Aaa/Aa/A               $     (7,875)            61.3%   $    695,849            76.4%
    2      Baa                          (2,729)            21.2         163,795            18.0
    3      Ba                           (1,638)            12.7          26,769             2.9
    4      B                              (244)             1.9          19,231             2.1
    5      Caa or lower                      -                -               -               -
    6      In or near default             (378)             2.9           5,482             0.6
                                  ------------     ------------    ------------    ------------
           Total                  $    (12,864)           100.0%   $    911,126           100.0%
                                  ============     ============    ============    ============

     At December 31, 2004, $10.6 million, or 82.5%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     As of December 31, 2004, $2.3 million of the gross unrealized losses were related to below investment grade fixed income securities. Included among the securities rated below investment grade are both public and privately placed high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, and active credit monitoring and portfolio management.
     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2004 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                             UNREALIZED       PERCENT          FAIR          PERCENT
(IN THOUSANDS)                                  LOSS          OF TOTAL         VALUE         OF TOTAL
                                            ------------    ------------    ------------   ------------
Due in one year or less                     $          -               -%   $          -              -%
Due after one year through five years               (494)            3.8          45,362            5.0
Due after five years through ten years            (4,242)           33.0         300,312           33.0
Due after ten years                               (4,184)           32.5         291,906           32.0
Mortgage- and asset- backed securities(1)         (3,944)           30.7         273,546           30.0
                                            ------------    ------------    ------------   ------------
Total                                       $    (12,864)          100.0%   $    911,126          100.0%
                                            ============    ============    ============   ============

(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate fixed income securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. The watch-list is reviewed in detail to determine whether any other than temporary impairment exists.
     The following table contains the individual securities with the largest unrealized losses as of December 31, 2004. No other fixed income security had an unrealized loss greater than $285 thousand or 2.2% of the total unrealized loss on fixed income securities.

                                                     UNREALIZED        FAIR            NAIC
   (IN THOUSANDS)                                       LOSS           VALUE          RATING
                                                    ------------    ------------   ------------
   Asset Backed Security                            $       (543)   $      4,456        3
   Asset Backed Security                                    (470)          5,142        3
   Mortgage Backed Security                                 (464)         24,614        1
   Domestic Bank                                            (413)          6,066        1
   Mortgage Backed Security                                 (393)          9,650        1
   Major U.S. Airline                                       (378)          5,250        6
   County General Obligation for Pension
      Fund                                                  (351)          8,054        1
   Mortgage Backed Security                                 (306)         17,315        1
   Mortgage Backed Security                                 (302)          9,772        1
   Real Estate Investment Trust for a Public Mall           (285)          6,715        3
                                                    ------------    ------------
        Total                                       $     (3,905)   $     97,034
                                                    ============    ============

     We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

(IN THOUSANDS)                                2004                                         2003
                           ------------------------------------------    ------------------------------------------
                                                           PERCENT                                       PERCENT
                                                          OF TOTAL                                      OF TOTAL
                                                            FIXED                                         FIXED
                             AMORTIZED       FAIR          INCOME          AMORTIZED        FAIR         INCOME
                               COST          VALUE        PORTFOLIO          COST           VALUE       PORTFOLIO
                           ------------   ------------   ------------    ------------   ------------   ------------
Problem                    $     10,637   $     10,813            0.2%   $     13,186   $     12,533            0.3%
Restructured                      5,396          6,151            0.1           5,701          6,303            0.1
Potential problem                11,231         10,539            0.2          17,899         17,843            0.4
                           ------------   ------------   ------------    ------------   ------------   ------------
Total net carrying value   $     27,264   $     27,503            0.5%   $     36,786   $     36,679            0.8%
                           ============   ============   ============    ============   ============   ============
Cumulative write-downs
    recognized             $      4,606                                  $      4,817
                           ============                                  ============

     We have experienced a decrease in the amortized cost of fixed income securities in all categories as of December 31, 2004 compared to December 31, 2003. The decreases were primarily related to an improvement in the outlook for these securities.
     We also evaluated each of these securities through our portfolio monitoring process at December 31, 2004 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN THOUSANDS)                                     2004            2003            2002
                                               ------------    ------------    ------------
Investment write-downs                         $     (3,402)   $     (7,682)   $    (15,760)
Dispositions                                         (2,784)         (1,587)          4,292
Valuation of derivative instruments                  (5,777)         (2,140)         (2,605)
Settlement of derivative instruments                  2,666           2,891           1,500
                                               ------------    ------------    ------------
Realized capital gains and losses, pretax            (9,297)         (8,518)        (12,573)
Income tax benefit                                    3,453           3,278           4,545
                                               ------------    ------------    ------------
Realized capital gains and losses, after-tax   $     (5,844)   $     (5,240)   $     (8,028)
                                               ============    ============    ============

     Investment write-downs during 2004 represented approximately 0.1% of the average total investment portfolio value during the year. For the year ended December 31, 2004, the $2.8 million in net losses from sales was comprised of gross gains of $10.5 million and gross losses of $13.3 million. Gross losses from sales of fixed income securities combined with investment write-downs on fixed income securities of $3.4 million, represented total gross realized losses of $16.7 million.
     Dispositions in the above table include sales and other transactions such as calls and prepayments. We may sell fixed income securities during the period in which fair value has declined below amortized cost. In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security. In a changing interest rate environment we may manage securities differently, for example by changing the targeted duration of our portfolios, leading to cash market transactions, changes in the profile of our investment purchases or moving securities between portfolios supporting differing products or to another affiliate.
     The five largest losses from sales of individual securities for the year ended December 31, 2004 totaled $3.8 million with the largest being $1.0 million and the smallest being $0.6 million. None of the $3.8 million related to securities that were in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities or cost for equity securities for a period of six or more consecutive months prior to sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

MORTGAGE LOANS Our mortgage loans portfolio was $480.3 million at December 31, 2004 and $385.6 million at December 31, 2003, and comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.
     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $111.5 million and $22.8 million at December 31, 2004 and 2003, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.
     We also participate in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount not less than 102% of the fair value of loaned securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities. At December 31, 2004, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $66 million. This compares to $7.1 million at December 31, 2003.

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in interest rates or equity prices. Our primary market risk exposure is to changes in interest rates, although we also have certain exposures to changes in equity prices.
     The active management of market risk is integral to our results of operations. We may use the following approaches to manage our exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the character of investments purchased in the future or
3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of our use of derivative financial instruments, see Note 7 of the financial statements.

OVERVIEW We generate substantial investable funds from our business operations. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of our underlying risks and product profiles.
     Investment policies define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. In addition, we follow policies that have been approved by our board of directors and that specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile, and regulatory requirements. Oversight activities are conducted primarily through our board of directors and investment committee. The asset-liability management ("ALM") policy guidelines further define the overall asset-liability framework for managing market and investment risks. ALM activities follow asset-liability policies that have been approved by our board of directors. The ALM policies specify limits, ranges and targets for investments that best meet our business objectives in light of our product liabilities.
     We manage our exposure to market risk through the use of asset allocation limits and duration limits, through the use of simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio, and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policies. This day-to-day management is integrated within the day-to-day activities of the ALM function. One result of this work is the development and implementation of an asset allocation strategy for optimizing our investment income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

INTEREST RATE RISK is the risk that we will incur loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities.
     We manage the interest rate risk in our assets relative to the interest rate risk inherent in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2004, the difference between our asset and liability duration was approximately (0.3), compared to a (0.1) gap at December 31, 2003. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.
     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy may include using futures to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures to hedge the interest rate risk related to anticipated purchases and sales of investments and product sales to customers.
     To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the financial statements), and certain other items including interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.
     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $60.6 million, compared to $46.3 million at December 31, 2003. Additionally, there are $383.9 million of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments and as a result have not been included in the above estimate. This amount has increased from the $253.2 million reported at December 31, 2003 due to increases in policies in force. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, these assets would decrease in value by $29.3 million, compared to a decrease of $10.2 million at December 31, 2003. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
     To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculations assume that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

     EQUITY PRICE RISK is the risk that we will incur economic losses due to adverse changes in general levels of the equity markets. At December 31, 2004 and 2003, we had separate accounts assets related to variable annuities and variable life contracts with account values totaling $792.6 million and $665.9 million, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $1.34 million and $684 thousand less in fee income at December 31, 2004 and 2003, respectively.
     Variable annuity contracts we sell have a GMDB and customers may choose to purchase an enhanced GMDB, guaranteed minimum income benefits ("GMIB") prior to 2004, a TrueReturn(SM) guaranteed minimum accumulation benefit ("GMAB") beginning in 2004, and beginning in 2005, a SureIncome(SM) guaranteed minimum withdrawal benefit ("GMWB"). These guarantees subject us to additional equity market risk because the beneficiary or contractholder may receive a benefit that is greater than their corresponding account value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

GMDBs are payable upon death. GMIBs may be exercised on or after the tenth-year anniversary (not prior to 2012) of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are credited to the contractholder account on a contract anniversary date that is pre-determined by the contractholder, between the eighth and sixteenth year after contract issue (not prior to 2012). GMABs guarantee an account value of up to 1.6 times (or 160%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocation requirements. GMWBs will be payable if the contractholder elects to take partial withdrawals. GMWBs guarantee that the contractholder can take annual partial withdrawals up to 8% of the amount deposited in the contract until their withdrawals total the initial deposit. The GMABs are 100% ceded to ALIC under a reinsurance agreement and, effective January 1, 2005, a similar agreement has been established for GMDBs and GMWBs.
     In January 2004, we established reserves for GMDBs and GMIBs in conjunction with the adoption of SOP 03-1. Because of this change in accounting, guarantee payments will be recognized over future periods rather than expensed as paid. For more details see Note 2 of the financial statements.
     At December 31, 2004 and 2003, the guaranteed value of the death benefits in excess of account values was estimated to be $86 million and $117.9 million, respectively, net of reinsurance. The decrease in this estimate between periods is attributable to improved equity markets during 2004 and customer surrenders of contracts with in-the-money GMDBs. In both periods, approximately two-thirds of this exposure is related to the return of deposits guarantee, while the remaining one-third is attributable to a death benefit guarantee greater than the original deposits. We have reinsurance for a portion of these benefits.
     In the event of an immediate decline in account values of 10% due to equity market declines, payments for guaranteed death benefits at December 31, 2004 would increase by an estimated $638 thousand in 2005. These payments would be charged against the related reserve rather than directly to earnings as paid. Contributions to the reserve for GMDBs would be reduced by approximately $400 thousand in 2005 in the event of an immediate 10% decline in account values. For discussion of the accounting treatment, see Note 2 of the financial statements. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. Also, our actual payment experience in the future may not be consistent with the assumptions used in the model.
     GMIB contracts that we sold provide the contractholder with the right to annuitize based on the highest account value at any anniversary date or on a guaranteed earnings rate based on the initial account value over the specified period. The guaranteed income benefit feature was first offered in our variable annuity products beginning in 2002, with guaranteed benefits available for election by contractholders ten years after issue. Accordingly, the earliest date at which benefits would become payable is 2012. In the event of an immediate decline of 10% in contractholders' account values as of December 31, 2004 due to equity market declines, contributions to the reserve would be reduced by a nominal amount in 2005. For discussion of the accounting treatment, see Note 2 of the financial statements. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee.
     In the event of an immediate decline of 10% in GMAB contractholders' account values as of December 31, 2004, due to equity market declines, there would be no net impact on our earnings because these benefits are fully reinsured, however the reserve for GMABs would be increased by approximately $500 thousand.
       We are also exposed to equity risk in DAC. Fluctuations in the value of the variable annuity and life contract account values due to the equity market affect DAC amortization, because the expected fee income and guaranteed benefits payable are components of the EGP for variable annuity and life contracts. For a more detailed discussion of DAC, see Note 2 of the financial statements and the Application of Critical Accounting Policies section of the MD&A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31.

(IN THOUSANDS)                                     2004           2003           2002
                                               ------------   ------------   ------------
Common stock, additional capital paid-in and
   retained income                             $    483,980   $    394,850   $    374,160
Accumulated other comprehensive income              155,255        138,724        169,655
                                               ------------   ------------   ------------
     Total shareholder's equity                $    639,235   $    533,574   $    543,815
                                               ============   ============   ============

     SHAREHOLDER'S EQUITY increased in 2004 when compared to 2003 due to a capital contribution from ALIC of $64.2 million, net income and increased unrealized net capital gains on fixed income securities. Shareholder's equity decreased in 2003 when compared to 2002 due to a decrease in accumulated other comprehensive income of $30.9 million, partially offset by net income of $20.7 million.

FINANCIAL RATINGS AND STRENGTH Our insurance financial strength was rated Aa2, AA, and A+g by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2004.

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks and the current level of operating leverage. In 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of the Company, ALIC and certain rated ALIC subsidiaries and affiliates.
     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2004, our RBC was above levels that would require regulatory actions.
     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action from insurance regulatory authorities. The NAIC analyzes data provided by insurance companies using prescribed ratios, each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Our ratios are within these ranges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the following activities:

       Receipt of insurance premiums
       Contractholder fund deposits
       Reinsurance recoveries
       Receipts of principal and interest on investments
       Sales of investments
       Funds from securities lending
       Inter-company loans
       Capital contributions from parent

     Our potential uses of funds principally include the following activities:

       Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
       Operating costs and expenses
       Purchase of investments
       Repayment of securities lending
       Repayment of inter-company loans
       Tax payments/settlements
       Dividends to shareholder

     Operating cash flows increased $22.5 million in 2004 compared to 2003 as a result of higher interest received on fixed income securities and mortgage loans and increased premium collections, partially offset by higher contract benefits and expenses paid. Decreased operating cash flows in 2003 compared to 2002 primarily relate to a decline in premiums from immediate annuities with life contingencies and higher acquisition related expenses partially offset by increased investment income.
     Higher investing cash flows in 2004 compared to 2003 reflect the investment of increased financing and operating cash flows. Cash flows from investing activities declined in 2003 compared to 2002 as a result of decreased operating and financing cash flows.
     Increased financing cash flows were primarily the result of higher deposits on fixed annuities and interest-sensitive life products, partially offset by lower variable life and annuity deposits to fixed accounts and benefits and withdrawals paid. Declines in cash flow from financing activities during 2003 compared to 2002 primarily reflect a decrease in deposits received from contractholders and an increase in withdrawals from contractholders' accounts.
     To ensure we have the appropriate level of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, cash flow could vary due to higher surrender of policies exiting their surrender charge periods.
     We have entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at December 31, 2004 or 2003. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.
     Certain remote events and circumstances could constrain the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from
Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in ALIC's or our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, and therefore, a rating change in one entity could potentially affect the ratings of other related entities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2004 and the payments due by period are shown in the following table.

                                                              Less Than                                     After 5
($ IN THOUSANDS)                                 Total          1 year       1-3 years       4-5 years       years
                                              ------------   ------------   ------------   ------------   ------------
Securities lending (1)                        $    133,368   $    133,368   $          -   $          -   $          -
Contractholder funds(2)                          6,137,441        290,659      1,025,422        752,879      4,068,481
Reserve for life-contingent contract
  benefits(3)                                    5,139,824         80,125        265,046        194,495      4,600,158
Payable to affiliates, net                           8,831          8,831              -              -              -
Reinsurance payable to parent                        1,067          1,067              -              -              -
Other liabilties and accrued expenses(4)(5)         24,101         22,002             67             62          1,970
                                              ------------   ------------   ------------   ------------   ------------
Total Contractual Cash Obligations            $ 11,444,632   $    536,052   $  1,290,535   $    947,436   $  8,670,609
                                              ============   ============   ============   ============   ============

----------
(1) Securities lending transactions are typically fully collateralized with marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.

(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life and fixed annuities, including immediate annuities without life contingencies. These amounts reflect estimated cash payments to be made to policyholders and contractholders. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of payments has been determined by the contract. Other contracts, such as interest-sensitive life and fixed deferred annuities, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or (ii) the occurrence of a payment triggering event, such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, customer lapse and withdrawal activity, and estimated additional deposits for interest-sensitive life contracts, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $6.14 billion exceeds the corresponding liability amounts of $3.80 billion included in the Statements of Financial Position as of December 31, 2004 for contractholder funds. The liability amount in the Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3) The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies and reflects the present value of estimated cash payments to be made to policyholders and contractholders. Immediate annuities with life contingencies include (i) contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) contracts where the timing of a portion of the payments has been determined by the contract. Other contracts, such as traditional life and supplemental accident and health insurance, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death or illness, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. We have estimated the timing of cash outflows related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $5.14 billion exceeds the corresponding liability amounts of $1.78 billion included in the Statements of Financial Position as of December 31, 2004 for reserve for life-contingent contract benefits. The liability amount in the Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(4)  Other liabilities primarily include accrued expenses and claim payments.

(5) Balance sheet liabilities not included in the table above include unearned and advance premiums of $398 million and deferred income taxes of $91 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis of accounting. In addition, other liabilities of $23.0 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

     At December 31, 2004, we had $20.0 million in contractual conditional commitments to invest in mortgage loans.

REGULATION AND LEGAL PROCEEDINGS

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

     We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 11 of the financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2004, there are pending accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred. For a discussion of these pending standards, see Note 2 of the financial statements.
     The effect of implementing certain accounting standards on our financial results and financial condition is often based in part on market conditions at the time of implementation of the standard and other factors we are unable to determine prior to implementation. For this reason, we are sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until we implement them.

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

RISKS RELATING TO THE BUSINESS

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY
     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of regulatory and rating agency capital that the Company must hold to support in-force contracts. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.
     Our profitability depends on the adequacy of investment margins, the management of market and credit risks associated with investments, our ability to maintain premiums and contract charges at a level adequate to cover mortality and morbidity benefits, the adequacy of contract charges on variable contracts to cover the costs of various product features, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY
     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

adjustments to reserves may be required which could have a material adverse effect on our operating results and financial condition.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS
     Our ability to manage the investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION
     Conditions in the United States and international stock markets affect the sale and profitability of our variable annuities. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB, GMAB and GMWB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization and require increases in reserves, which would reduce statutory capital and surplus and/or net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE AND VARIABLE PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC
     DAC related to interest-sensitive life, variable life and annuity and investment contracts is amortized in proportion to EGP over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results and financial condition.

A LOSS OF KEY PRODUCT DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AFFECT SALES
     Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, could have a detrimental effect on sales.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE
     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar insurance products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

WE ARE SUBJECT TO MARKET RISK AND SO CHANGING INTEREST RATES AND DECLINES IN CREDIT QUALITY MAY HAVE ADVERSE EFFECTS
     Because we have large investment portfolios, we are subject to market risk, the risk that we will incur losses due to adverse changes in interest rates and equity prices. Our primary market risk exposures are to changes in interest rates and equity prices and, to a lesser degree, changes in foreign currency exchange rates. For additional information on market risk, see the "Market Risk" section of MD&A.
     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities we hold more quickly than expected as they seek to refinance at lower rates. A decline could also cause the purchase of longer-term assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks.

CONCENTRATION OF OUR INVESTMENT PORTFOLIOS IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS
     The concentration of our investment portfolios in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolios and consequently on our results of operations and financial position. Events or developments that have a negative impact on any particular industry, group of related industries or geographic sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated rather than diversified.

WE MAY SUFFER LOSSES FROM LITIGATION
     As is typical for a large insurance group, the Allstate Group is involved in a substantial amount of litigation, including class action litigation challenging a range of company practices. Our litigation exposure could have a material adverse effect on our operating results and financial condition in a future period in the event of an unexpected adverse outcome or if additional reserves are required to be established for such litigation. For a description of our current legal proceedings, see Note 11 of the financial statements.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH
     As an insurance company, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

governmental authorities, including the New York State Insurance Department, state securities administrators, the SEC, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect purchasers or users of insurance products, not holders of securities. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.
     In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

REINSURANCE MAY BE UNAVAILABLE AT HISTORICAL LEVELS AND PRICES WHICH MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS
     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance at prices that we consider acceptable, we would have to either accept an increase in our net liability exposure, reduce our insurance writings, or develop or seek other alternatives.

REINSURANCE SUBJECTS US TO THE CREDIT RISK OF OUR REINSURERS AND MAY NOT BE ADEQUATE TO PROTECT US AGAINST LOSSES ARISING FROM CEDED INSURANCE
     The collectibility of reinsurance recoverables is subject to uncertainty arising from a number of factors, including whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM LOSSES WE INCUR AND THE VALUE OF OUR INVESTMENT PORTFOLIO
     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets and with interest rates in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a terrorist act occurs, we may be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION
     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of ALNY, ALIC and AIC are A+, AA and Aa2 (from A.M. Best, Standard & Poor's and Moody's, respectively).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Several other affiliates of the Corporation have been assigned their own financial strength ratings by one or more rating agencies. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, and the marketability of our product offerings impacting our liquidity, operating results and financial condition.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FASB OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS
     Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see
Note 2 of the financial statements.

THE OCCURRENCE OF EVENTS UNANTICIPATED IN OUR DISASTER RECOVERY SYSTEMS AND MANAGEMENT CONTINUITY PLANNING COULD IMPAIR OUR ABILITY TO CONDUCT BUSINESS EFFECTIVELY
     In the event of a disaster such as a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems could have an adverse impact on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage and retrieval systems. In the event that a significant number of our managers could be unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required for Item 7A is incorporated by reference to the material under the caption "Market Risk" in Part II, Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------
(IN THOUSANDS)                                                                       2004            2003            2002
                                                                                 ------------    ------------    ------------
REVENUES
Premiums (net of reinsurance ceded of $16,133, $8,021 and $5,868)                $     76,550    $     68,011    $     93,270
Contract charges                                                                       59,834          53,018          50,082
Net investment income                                                                 302,055         264,854         232,967
Realized capital gains and losses                                                      (9,297)         (8,518)        (12,573)
                                                                                 ------------    ------------    ------------
                                                                                      429,142         377,365         363,746
                                                                                 ------------    ------------    ------------
COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries of $7,536, $5,219 and $2,987)        182,150         167,221         178,163
Interest credited to contractholder funds                                             129,804         106,020          87,555
Amortization of deferred policy acquisition costs                                      25,971          29,969          23,535
Operating costs and expenses                                                           42,115          36,978          37,339
                                                                                 ------------    ------------    ------------
                                                                                      380,040         340,188         326,592
GAIN (LOSS) ON DISPOSITION OF OPERATIONS                                                1,326          (4,458)              -
                                                                                 ------------    ------------    ------------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX                                           50,428          32,719          37,154
Income tax expense                                                                     17,925          12,029          12,975
                                                                                 ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX           32,503          20,690          24,179
Cumulative effect of change in accounting principle, after-tax                         (7,586)              -               -
                                                                                 ------------    ------------    ------------
NET INCOME                                                                             24,917          20,690          24,179
                                                                                 ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS), AFTER TAX
Change in unrealized net capital gains and losses                                      16,531         (30,931)         50,660
                                                                                 ------------    ------------    ------------
COMPREHENSIVE INCOME (LOSS)                                                      $     41,448    $    (10,241)   $     74,839
                                                                                 ============    ============    ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                DECEMBER 31,
                                                                                        ---------------------------
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                       2004          2003
                                                                                        ------------   ------------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $5,012,977 and $3,935,447 )   $  5,545,647   $  4,415,327
   Mortgage loans                                                                            480,280        385,643
   Short-term                                                                                111,509         22,756
   Policy loans                                                                               34,948         34,107
   Other                                                                                       4,638              -
                                                                                        ------------   ------------
      Total investments                                                                    6,177,022      4,857,833

Cash                                                                                           8,624         10,731
Deferred policy acquisition costs                                                            238,173        187,437
Accrued investment income                                                                     55,821         47,818
Reinsurance recoverables                                                                       8,422          4,584
Current income taxes receivable                                                                  367          8,170
Other assets                                                                                  17,665         15,004
Separate Accounts                                                                            792,550        665,875
                                                                                        ------------   ------------
        TOTAL ASSETS                                                                    $  7,298,644   $  5,797,452
                                                                                        ============   ============
LIABILITIES
Reserve for life-contingent contract benefits                                           $  1,782,451   $  1,683,771
Contractholder funds                                                                       3,802,846      2,658,325
Deferred income taxes                                                                         90,760         81,657
Other liabilities and accrued expenses                                                       180,904        168,081
Payable to affiliates, net                                                                     8,831          5,061
Reinsurance payable to parent                                                                  1,067          1,108
Separate Accounts                                                                            792,550        665,875
                                                                                        ------------   ------------
        TOTAL LIABILITIES                                                                  6,659,409      5,263,878
                                                                                        ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100 thousand shares authorized, issued and outstanding            2,500          2,500
Additional capital paid-in                                                                   120,000         55,787
Retained income                                                                              361,480        336,563
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                   155,255        138,724
                                                                                        ------------   ------------
        Total accumulated other comprehensive income                                         155,255        138,724
                                                                                        ------------   ------------
        TOTAL SHAREHOLDER'S EQUITY                                                           639,235        533,574
                                                                                        ------------   ------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                      $  7,298,644   $  5,797,452
                                                                                        ============   ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                   DECEMBER 31,
                                                    -------------------------------------------
(IN THOUSANDS)                                          2004           2003            2002
                                                    ------------   ------------    ------------
COMMON STOCK                                        $      2,500   $      2,500    $      2,500
                                                    ------------   ------------    ------------

ADDITIONAL CAPITAL PAID IN
Balance, beginning of year                                55,787         55,787          45,787
Capital contribution                                      64,213              -          10,000
                                                    ------------   ------------    ------------
Balance, end of year                                     120,000         55,787          55,787
                                                    ------------   ------------    ------------

RETAINED INCOME
Balance, beginning of year                               336,563        315,873         291,694
Net income                                                24,917         20,690          24,179
                                                    ------------   ------------    ------------
Balance, end of year                                     361,480        336,563         315,873
                                                    ------------   ------------    ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                               138,724        169,655         118,995
Change in unrealized net capital gains and losses         16,531        (30,931)         50,660
                                                    ------------   ------------    ------------
Balance, end of year                                     155,255        138,724         169,655
                                                    ------------   ------------    ------------

TOTAL SHAREHOLDER'S EQUITY                          $    639,235   $    533,574    $    543,815
                                                    ============   ============    ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------------
(IN THOUSANDS)                                                                         2004           2003           2002
                                                                                   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $     24,917   $     20,690   $     24,179
Adjustments to reconcile net income to net cash provided by operating activities
     Amortization and other non-cash items                                              (51,544)       (49,547)       (48,233)
     Realized capital gains and losses                                                    9,297          8,518         12,573
     (Gain) loss on disposition of operations                                            (1,326)         4,458              -
     Cumulative effect of change in accounting principle                                  7,586              -              -
     Interest credited to contractholder funds                                          129,804        106,020         87,555
     Changes in:
         Life-contingent contract benefits and contractholder funds                      32,492         21,200         48,192
         Deferred policy acquisition costs                                              (66,532)       (28,937)       (33,316)
         Income taxes                                                                    12,091         (3,715)        (4,083)
         Other operating assets and liabilities                                          (7,442)       (11,917)         4,352
                                                                                   ------------   ------------   ------------
             Net cash provided by operating activities                                   89,343         66,770         91,219
                                                                                   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                          485,522        251,569        242,113
Investment collections
     Fixed income securities                                                            184,317        210,569        215,774
     Mortgage loans                                                                      26,714         24,345         17,012
Investments purchases
     Fixed income securities                                                         (1,758,452)    (1,027,047)    (1,039,671)
     Mortgage loans                                                                    (119,953)       (87,889)       (97,076)
Change in short-term investments, net                                                   (29,248)         9,866        (13,972)
Change in other investments, net                                                          2,678            291           (875)
Change in policy loans                                                                     (841)          (349)          (598)
                                                                                   ------------   ------------   ------------
             Net cash used in investing activities                                   (1,209,263)      (618,645)      (677,293)
                                                                                   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                     64,213              -         10,000
Contractholder fund deposits                                                          1,385,364        728,788        760,116
Contractholder fund withdrawals                                                        (331,764)      (187,868)      (169,731)
                                                                                   ------------   ------------   ------------
             Net cash provided by financing activities                                1,117,813        540,920        600,385
                                                                                   ------------   ------------   ------------

NET (DECREASE) INCREASE IN CASH                                                          (2,107)       (10,955)        14,311
CASH AT BEGINNING OF YEAR                                                                10,731         21,686          7,375
                                                                                   ------------   ------------   ------------
CASH AT END OF YEAR                                                                $      8,624   $     10,731   $     21,686
                                                                                   ============   ============   ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Management has identified the Company as a single segment entity.
     To conform to the 2004 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products to individual customers through several distribution channels. The principal products are deferred and immediate fixed annuities, variable annuities, interest-sensitive and traditional life insurance, variable life insurance and supplemental accident and health insurance.
     The Company is authorized to sell life insurance, retirement and investment products in the state of New York. The Company distributes its products through multiple intermediary distribution channels, including Allstate Exclusive Agencies, independent agents, banks, broker-dealers, and specialized structured settlement brokers. The Company sells products through independent agents affiliated with master brokerage agencies. Independent workplace enrolling agents and Allstate Exclusive Agencies also sell the Company's supplemental accident and health insurance products to employees of small and medium size firms. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact the Company's sales. Approximately 50% of 2004 sales of structured settlement annuities were sold through four specialized structured settlement brokers.
     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, recent changes in the federal estate tax laws have negatively affected the demand for the types of life insurance used in estate planning.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed, commercial mortgage-backed and asset-backed securities, and redeemable preferred stocks. Fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. Periodic changes in fair values, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, are reflected as a component of other

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.
     Mortgage loans are carried at outstanding principal balances, net of unamortized premium or discount and valuation allowances, if any. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Valuation allowances for impaired loans reduce the carrying value to the fair value of the collateral or the present value of the loan's expected future repayment cash flows discounted at the loan's original effective interest rate.
     Short-term investments are carried at cost or amortized cost that approximates fair value, and include the reinvestment of collateral received in connection with securities lending activities. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to repay the collateral. Other investments, which consist primarily of policy loans, are carried at the unpaid principal balances.
     Investment income consists primarily of interest and is recognized on an accrual basis. Interest income on mortgage-backed, commercial mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.
     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other than temporary declines in fair value and changes in the fair value of certain derivatives including related periodic and final settlements. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.
     The Company writes down, to fair value, fixed income securities that are classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired (see Note 6).

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments utilized by the Company include foreign currency swaps, interest rate caps, interest rate futures, and reinvestment related and equity market risk transfer reinsurance agreements with ALIC that meet the accounting definition of a derivative (see Note 4). Foreign currency swaps involve the future exchange or delivery of foreign currency on terms negotiated at the inception of the contract. Interest rate cap agreements give the holder the right to receive at a future date, the amount, if any, by which a specified market interest rate exceeds the fixed cap, applied to a notional amount. Interest rate futures are defined as commitments to buy or sell designated financial instruments based on specified prices or yields. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in certain variable life and annuity contracts.
     All derivatives are accounted for on a fair value basis and reported as other investments, reinsurance recoverables, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in assets and subject to bifurcation is reported in realized capital gains and losses. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in contract benefits or realized capital gains and losses.
     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses.

     CASH FLOW HEDGES The Company designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure may be associated with an

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

existing asset, liability, or a forecasted transaction. Anticipated transactions must be probable of occurrence and their significant terms and specific characteristics must be identified.
     For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income as unrealized net capital gains and losses. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged transaction affects net income or when the forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.
     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate and equity price risk management strategies for which hedge accounting is not applied. These derivatives consist of interest rate caps, financial futures contracts, and reinvestment related and equity market risk transfer reinsurance agreements with ALIC that meet the accounting definition of a derivative. Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item, with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following during the reporting period: realized capital gains and losses or contract benefits.

SECURITIES LOANED

     Securities loaned are treated as financing arrangements and the collateral received is recorded in short-term investments, fixed income securities and other liabilities and accrued expenses. The Company obtains collateral in an amount not less than 102% of the fair value of the securities. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary. Substantially all of the Company's securities loaned are placed with large brokerage firms.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in contract benefits.
     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when due, at the inception of the contract. Benefits and expenses are recognized in relation to such revenue such that profits are recognized over the lives of the contracts.
     Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.
     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

contractholder account balance for maintenance, administration, and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.
     Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Pursuant to the adoption of SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") in 2004, interest credited also includes amortization of deferred sales inducement ("DSI") expenses. DSI is amortized into interest credited using the same method used for deferred policy acquisition costs.
     Separate account products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate account contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income and accumulation benefits incurred on variable annuity and life insurance contracts.

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as deferred policy acquisition costs ("DAC"). These costs are principally agents' and brokers' remuneration, certain underwriting costs and direct mail solicitation expenses. DSI costs related to sales inducements offered on sales to new customers, principally on investment contracts and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts, are deferred and recorded as other assets. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Statements of Operations and Comprehensive Income. DAC is amortized to income and included in amortization of deferred policy acquisition costs on the Statements of Operations and Comprehensive Income. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Statements of Operations and Comprehensive Income. DAC and DSI are periodically reviewed for recoverability and written down when necessary.
     For traditional life insurance and other premium paying contracts, DAC is amortized in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are determined based upon conditions as of the date of policy issue and are generally not revised during the life of the policy. Any deviations from projected business in force, resulting from actual policy terminations differing from expected levels, and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.
     For internal exchanges of traditional life insurance, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.
     For interest-sensitive life, variable annuities and investment contracts, DAC and DSI are amortized in proportion to the incidence of the present value of estimated gross profits ("EGP") on such business over the estimated lives of the contracts. Generally, the amortization period ranges from 15-30 years; however, estimates of customer surrender rates result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of EGP. EGP consists of estimates of the following components: benefit margins, primarily from mortality, including guaranteed minimum death, income, and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.
     DAC and DSI amortization for variable annuity and life contracts is estimated using stochastic modeling and is significantly impacted by the return on the underlying funds. The Company's long-term expectation of separate accounts fund performance net of fees was approximately 8%. Whenever actual separate accounts fund performance based on the two most recent years varies from the 8% expectation, the Company projects performance levels over the next five years such that the mean return over that seven-year period equals the long-term 8% expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company does not allow the future mean rates of return after fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluates the

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

results of utilization of this process to confirm that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon.
     Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC and DSI. All such adjustments are reflected in the current results of operations.
     The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, variable annuities and investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Statements of Operations and Comprehensive Income.

REINSURANCE RECOVERABLES

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The amounts reported in the Statements of Financial Position include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Prepaid reinsurance premiums are deferred and reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of the reinsurers and establishes allowances for uncollectible reinsurance recoverables as appropriate.
     The Company has reinsurance treaties through which it cedes primarily re-investment related risk on its structured settlement annuities and guaranteed minimum accumulation benefits ("GMABs") to ALIC. The terms of these treaties meet the accounting definition of a derivative under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the treaties are recorded in the Statement of Financial Position at fair value. For the treaty pertaining to the re-investment related risk on structured settlement annuities, changes in the fair value of the treaty and premiums paid to ALIC are recognized in realized capital gains and losses (see Note 4). For the treaty pertaining to the GMABs, changes in the fair value of the treaty are recognized in contract benefits.

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on fixed income securities, insurance reserves and deferred policy acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life, immediate annuities with life contingencies and supplemental accident and health insurance, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 8. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities, and variable annuity and life deposits allocated to fixed accounts. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Contractholder funds also include reserves for secondary guarantees on variable annuities. Detailed information on crediting rates and surrender and withdrawal provisions on contractholder funds are outlined in Note 8.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance, administration, cost of insurance and surrender of the contract prior to the contractually specified dates and are reflected in premiums and contract charges. Deposits to the separate accounts are not included in cash flows.
     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable contracts' separate accounts with guarantees included $758.4 million of equity, fixed income and balanced mutual funds and $32.3 million of money market mutual funds at December 31, 2004.

LIABILITIES FOR VARIABLE CONTRACT GUARANTEES

     The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income and accumulation benefits are included in contractholder funds in the Statements of Financial Position. Detailed information regarding the Company's variable contracts with guarantees is outlined in Note 8.
     Pursuant to the adoption of SOP 03-1 in 2004, the liability for death and income benefit guarantees is established equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.
     Projected benefits and contract charges used in determining the liability for certain guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age. The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to contract benefits.
     Guarantees related to accumulation benefits are considered to be derivative financial instruments; therefore, the liability for accumulation benefits is established based on its fair value.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to extend mortgage loans have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Statements of Financial Position. The contractual amounts and fair values of these instruments are outlined in Note 7.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

ADOPTED ACCOUNTING STANDARDS

EMERGING ISSUES TASK FORCE ISSUE NO. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY
  IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("EITF 03-1") AND FSP EITF 03-1-1, "EFFECTIVE DATE OF PARAGRAPHS 10-20 OF EITF ISSUE NO. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP EITF 03-1-1")

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 03-1, which was to be effective for fiscal periods beginning after June 15, 2004. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary. In September 2004, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in paragraphs 10-20 of EITF 03-1 until proposed FSP EITF 03-1-a is issued as final guidance (see Pending Accounting Standards). The disclosure requirements of EITF 03-1 were previously adopted by the Company as of December 31, 2003 for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". For all other investments within the scope of EITF 03-1, the disclosures are effective and have been adopted by the Company as of December 31, 2004.

SOP 03-1, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN
  NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP 03-1")

     On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

     - Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts;
     - Deferral of sales inducements that meet certain criteria, and amortization using the same method used for DAC.

     The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $7.6 million, after-tax ($11.7 million, pre-tax). It was comprised of an increase in benefit reserves (primarily for variable annuity contracts) of $942 thousand, pre-tax, and a reduction in DAC and DSI of $10.7 million, pre-tax.
     The SOP requires consideration of a range of potential results to estimate the cost of variable annuity death benefits and income benefits, which generally necessitates the use of stochastic modeling techniques. To maintain consistency with the assumptions used in the establishment of reserves for variable annuity guarantees, the Company utilized the results of this stochastic modeling to estimate expected gross profits, which form the basis for determining the amortization of DAC and DSI. This new modeling approach resulted in a lower estimate of expected gross profits, and therefore resulted in a write-down of DAC and DSI.
     In 2004, DSI and related amortization is classified within the Statements of Financial Position and Operations and Comprehensive Income as other assets and interest credited to contractholder funds, respectively. The amounts are provided in Note 10.

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ("AICPA") TECHNICAL PRACTICE AID ("TPA") RE. SOP 03-1

     In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1 that will be included in the AICPA's TPAs. The TPA addresses a number of issues related to SOP 03-1 including when it is necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPA was not material to the Company's Consolidated Statements of Operations and Comprehensive Income or Financial Position.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

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

PENDING ACCOUNTING STANDARD

     FSP EITF ISSUE 03-1-a, "IMPLEMENTATION GUIDANCE FOR THE APPLICATION OF PARAGRAPH 16 OF EITF ISSUE NO. 03-1, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP EITF ISSUE 03-1-a").

     In September 2004, the FASB issued proposed FSP EITF 03-1-a to address the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of increases in interest rates, and/or sector spreads. Thereafter, in connection with its decision to defer the effective date of paragraphs 10-20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, the FASB requested from its constituents comments on the issues set forth in FSP EITF 03-1-a and the issues that arose during the comment letter process for FSP EITF 03-1-b, "EFFECTIVE DATE OF PARAGRAPH 16 OF EITF ISSUE NO. 03-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS".
     Due to the uncertainty as to how the outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued. Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company's Statements of Operations and Comprehensive Income but is not expected to have a material impact on the Company's Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

3.  DISPOSITIONS

     In 2003, the Company announced its intention to exit the direct response distribution business and, based on its decision to sell the business, reached a measurement date that resulted in the recognition of an estimated loss on the disposition of $4.5 million ($2.9 million, after-tax). In 2004, the Company disposed of substantially all of the direct response distribution business pursuant to reinsurance transactions with a subsidiary of Citigroup and Scottish Re (U.S.) Inc. In connection with those disposal activities, the Company recorded a gain on disposition of $1.3 million pretax ($862 thousand after-tax) in 2004 (see Notes 9 and 10).

4.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company utilizes services performed by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company were $44.8 million, $37.2 million and $34.9 million in 2004, 2003 and 2002, respectively. A portion of these expenses relates to the acquisition of business and is deferred and amortized over the contract period.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $19.4 million, $19.2 million and $23.8 million of structured settlement annuities, a type of immediate annuity, in 2004, 2003 and 2002, respectively, at prices based upon interest rates in effect at the time of issuance, to fund structured settlement annuities in matters involving AIC. Of these amounts, $5.4 million, $3.9 million and $7.5 million relate to structured settlement annuities with life contingencies and are included in premium income in 2004, 2003 and 2002, respectively. In most cases, these annuities were issued under a "qualified assignment," whereby Allstate Settlement Corporation ("ASC"), a wholly owned subsidiary of ALIC, purchased annuities from the Company and assumed AIC's obligation to make future payments.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     AIC has issued surety bonds to guarantee the payment of structured settlement benefits assumed by Allstate Assignment Company ("AAC"), a wholly owned subsidiary of ALIC, (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company. AAC has entered into General Indemnity Agreements pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gives AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. For contracts written on or after July 1, 2001, AIC no longer issues surety bonds to guarantee the payment of structured settlement benefits. Alternatively, ALIC guarantees the payment of structured settlement benefits on all contracts issued on or after July 1, 2001.
     Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $1.40 billion and $1.45 billion at December 31, 2004 and 2003, respectively.

BROKER/DEALER AGREEMENTS

     The Company received underwriting and distribution services from Allstate Distributors, L.L.C. ("ADLLC"), a broker-dealer company owned by ALIC, for certain variable annuity contracts sold pursuant to a joint venture agreement between the Company and a third party which was dissolved in 2002. The Company incurred $4.2 million of commission expenses and other distribution expenses payable to ADLLC during 2002. Other distribution expenses include administrative, legal, financial management and sales support that the Company provided to ADLLC, for which the Company earned administration fees of $83 thousand for the year ended December 31, 2002. Other distribution expenses also include marketing expenses for subsidized interest rates associated with the Company's dollar cost averaging program offered on variable annuities, for which ADLLC reimbursed the Company $60 thousand for the year ended December 31, 2002.

     During 2003, the Company entered into a service agreement with ADLLC, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC also acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $5.6 million and $4.8 million for the years ended December 31, 2004 and 2003, respectively.

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company recorded commission expense of $1.4 million, $455 thousand and $891 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

REINSURANCE TRANSACTIONS

     The Company has reinsurance agreements with unaffiliated reinsurers and ALIC in order to limit aggregate and single exposure on large risks. A portion of the Company's premiums and policy benefits are ceded to ALIC and reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position. The Company continues to have primary liability as the direct insurer for risks reinsured (see Note 10).
     Additionally, the Company entered into a reinsurance treaty through which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC. Under the terms of the treaty, the Company pays a premium to ALIC that varies with the aggregate structured settlement annuity statutory reserve balance. In return, ALIC guarantees that the yield on the portion of the Company's investment portfolio that supports structured settlement annuity liabilities will not fall below contractually determined rates. The Company ceded premium related to structured settlement annuities to ALIC of $2.7 million, $2.6 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the carrying value of the structured settlement reinsurance treaty was $(995) thousand and $225 thousand, respectively, which is recorded in other assets. The premiums ceded and changes in the fair value of the reinsurance treaty are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive income as the treaty is recorded as a derivative instrument pursuant to the requirements of SFAS No. 133.
     Beginning in 2004, the Company also has a reinsurance treaty through which it cedes variable annuity GMABs to ALIC. At December 31, 2004, the carrying value of the GMAB reinsurance treaty was $(141) thousand, which is recorded in reinsurance recoverables.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

CAPITAL CONTRIBUTION

     The Company received a cash capital contribution from ALIC of $64.2 million in 2004, which was recorded as additional capital paid-in on the Statements of Financial Position.

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. No amounts were outstanding for the Company under the intercompany loan agreement during the three years ended December 31, 2004.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment modifications, which reflect refinancings of fixed income securities, totaled $1.7 million and $5.4 million for 2004 and 2002, respectively. There were no non-cash investment modifications in 2003.

     Secured borrowing reinvestment transactions excluded from cash flows from investing activities in the Statements of Cash Flows for the years ended December 31 are as follows:

(IN THOUSANDS)                                 2004         2003         2002
                                            ----------   ----------   ----------
Purchases                                   $  240,379   $  261,872   $  195,474
Sales                                         (300,235)    (215,425)    (207,375)
Net change in short-term investments            57,764      (72,799)      31,112
                                            ----------   ----------   ----------
  Net (sales) purchases                     $   (2,092)  $  (26,352)  $   19,211
                                            ==========   ==========   ==========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

6.  INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                    GROSS UNREALIZED
                                                  AMORTIZED    ---------------------------      FAIR
(IN THOUSANDS)                                      COST          GAINS          LOSSES         VALUE
                                                ------------   ------------   ------------   ------------
AT DECEMBER 31, 2004
U.S. government and agencies                    $    506,971   $    197,639   $          -   $    704,610
Municipal                                            262,683         12,714         (1,422)       273,975
Corporate                                          2,950,439        246,775         (6,660)     3,190,554
Foreign government                                   214,508         62,839              -        277,347
Mortgage-backed securities                           566,367          8,719         (2,623)       572,463
Commercial mortgage-backed securities                446,354         13,357           (838)       458,873
Asset-backed securities                               56,215          1,732         (1,321)        56,626
Redeemable preferred stock                             9,440          1,759              -         11,199
                                                ------------   ------------   ------------   ------------
  Total fixed income securities                 $  5,012,977   $    545,534   $    (12,864)  $  5,545,647
                                                ============   ============   ============   ============

AT DECEMBER 31, 2003
U.S. government and agencies                    $    488,037   $    166,876   $     (1,341)  $    653,572
Municipal                                            206,364          7,137         (1,121)       212,380
Corporate                                          2,403,694        248,983        (14,018)     2,638,659
Foreign government                                   200,682         54,100              -        254,782
Mortgage-backed securities                           343,625         10,364         (1,269)       352,720
Commercial mortgage-backed securities                249,603          8,780         (1,167)       257,216
Asset-backed securities                               43,442          2,593            (37)        45,998
                                                ------------   ------------   ------------   ------------
  Total fixed income securities                 $  3,935,447   $    498,833   $    (18,953)  $  4,415,327
                                                ============   ============   ============   ============

SCHEDULED MATURITIES

The scheduled maturities for fixed income securities are as follows at December 31, 2004:

                                                                AMORTIZED        FAIR
(IN THOUSANDS)                                                    COST           VALUE
                                                               ------------   ------------
Due in one year or less                                        $     85,270   $     86,884
Due after one year through five years                               453,059        482,196
Due after five years through ten years                            1,577,324      1,679,196
Due after ten years                                               2,274,742      2,668,282
                                                               ------------   ------------
                                                                  4,390,395      4,916,558
Mortgage- and asset-backed securities                               622,582        629,089
                                                               ------------   ------------
 Total                                                         $  5,012,977   $  5,545,647
                                                               ============   ============

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

(IN THOUSANDS)                                 2004         2003         2002
                                            ----------   ----------   ----------
Fixed income securities                     $  278,522   $  243,684   $  214,920
Mortgage loans                                  27,198       24,026       20,336
Other                                            4,039        3,592        4,501
                                            ----------   ----------   ----------
  Investment income, before expense            309,759      271,302      239,757
  Investment expense                             7,704        6,448        6,790
                                            ----------   ----------   ----------
    Net investment income                   $  302,055   $  264,854   $  232,967
                                            ==========   ==========   ==========

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN THOUSANDS)                                 2004         2003         2002
                                            ----------   ----------   ----------
Fixed income securities                     $   (7,666)  $   (8,156)  $  (11,886)
Mortgage loans                                   1,480       (1,113)         419
Other                                           (3,111)         751       (1,106)
                                            ----------   ----------   ----------
  Realized capital gains and losses,
   pre-tax                                      (9,297)      (8,518)     (12,573)
  Income tax benefit                             3,453        3,278        4,545
                                            ----------   ----------   ----------
  Realized capital gains and losses,
   after-tax                                $   (5,844)  $   (5,240)  $   (8,028)
                                            ==========   ==========   ==========

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN THOUSANDS)                                 2004         2003         2002
                                            ----------   ----------   ----------
Investment write-downs                      $   (3,402)  $   (7,682)  $  (15,760)
Dispositions (1)                                (2,784)      (1,587)       4,292
Valuation of derivative instruments             (5,777)      (2,140)      (2,605)
Settlement of derivative instruments             2,666        2,891        1,500
                                            ----------   ----------   ----------
  Realized capital gains and losses,
   pre-tax                                      (9,297)      (8,518)     (12,573)
  Income tax benefit                             3,453        3,278        4,545
                                            ----------   ----------   ----------
  Realized capital gains and losses,
   after-tax                                $   (5,844)  $   (5,240)  $   (8,028)
                                            ==========   ==========   ==========

(1) Dispositions include sales and other transactions such as calls and prepayments.

     Excluding the effects of calls and prepayments, gross gains of $5.2 million, $4.0 million and $3.0 million and gross losses of $13.3 million, $6.9 million and $7.8 million were realized on sales of fixed income securities during 2004, 2003 and 2002, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities and derivative instruments and other investments included in accumulated other comprehensive income at December 31, 2004 are as follows:

                                                                    GROSS UNREALIZED
                                                   FAIR        ---------------------------    UNREALIZED
(IN THOUSANDS)                                     VALUE          GAINS          LOSSES       NET GAINS
                                                ------------   ------------   ------------   ------------
Fixed income securities                         $  5,545,647   $    545,534   $    (12,864)  $    532,670
Derivative instruments and other investments               4              4           (724)          (720)
Deferred income taxes, deferred policy acquisition
   costs, premium deficiency reserve and deferred
   sales inducements                                                                             (376,695)
                                                                                             ------------
Unrealized net capital gains and losses                                                      $    155,255
                                                                                             ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN THOUSANDS)                                          2004         2003         2002
                                                     ----------   ----------   ----------
Fixed income securities                              $   52,790   $   26,738   $  236,946
Derivative instruments and other investments               (720)           -            -
Deferred income taxes, deferred policy acquisition
 costs, premium deficiency reserve and deferred
 sales inducements                                      (35,539)     (57,669)    (186,286)
                                                     ----------   ----------   ----------
Increase (decrease) in unrealized net capital
 gains and losses                                    $   16,531   $  (30,931)  $   50,660
                                                     ==========   ==========   ==========

     The change in the deferred income taxes, deferred policy acquisition costs, premium deficiency reserve and deferred sales inducements is primarily due to increases of $24.9 million, $42.8 million and $88.4 million in the premium deficiency reserve for certain immediate annuities with life contingencies at December 31, 2004, 2003 and 2002, respectively.

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest;
3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.
     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2004.

                                                   LESS THAN 12 MONTHS                     12 MONTHS OR MORE
                                           ------------------------------------   ------------------------------------     TOTAL
($ IN THOUSANDS)                            NUMBER OF     FAIR       UNREALIZED    NUMBER OF      FAIR      UNREALIZED   UNREALIZED
AT DECEMBER 31, 2004                         ISSUES       VALUE        LOSSES       ISSUES        VALUE       LOSSES       LOSSES
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
Fixed income securities
    Municipal                                      18   $   81,432   $   (1,238)           1   $    9,816   $     (184)      (1,422)
    Corporate                                      81      369,511       (4,159)          17       84,321       (2,501)      (6,660)
    Mortgage-backed securities                     23      224,914       (2,148)           2       30,398         (475)      (2,623)
    Commercial mortgage-backed
     securities                                    10       82,850         (445)           1        9,650         (393)        (838)
    Asset-backed securities                         5       18,234       (1,321)           -            -            -       (1,321)
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
       Total fixed income securities              137   $  776,941   $   (9,311)          21   $  134,185   $   (3,553)  $  (12,864)
                                           ==========   ==========   ==========   ==========   ==========   ==========   ==========

Investment grade fixed income securities          114   $  746,621   $   (7,585)          16   $  113,024   $   (3,019)  $  (10,604)
Below investment grade fixed income
  securities                                       23       30,320       (1,726)           5       21,161         (534)      (2,260)
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
       Total fixed income securities              137   $  776,941   $   (9,311)          21   $  134,185   $   (3,553)  $  (12,864)
                                           ==========   ==========   ==========   ==========   ==========   ==========   ==========

     At December 31, 2004, the Company had unrealized losses on fixed income securities of $12.9 million related to 158 holdings with a fair value of $911.1 million. All of the unrealized losses related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Unrealized losses totaling $9.3 million were in an unrealized loss position for a period less than twelve months and $3.6 million were in an unrealized loss position

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

for a period of twelve months or more. Of the $9.3 million and $3.6 million in unrealized losses, 81.5% and 85.0%, respectively, related to investment grade securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired. Unrealized losses totaling $414 thousand related to airline issues. As of December 31, 2004, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.
     At December 31, 2003, the Company had unrealized losses of $19.0 million which related to 133 holdings of fixed income securities with a fair value of $594.0 million, $16.2 million of which have been in an unrealized loss position for a period less than twelve months. Substantially all of these unrealized losses related to investment grade securities. Unrealized losses on investment grade securities were principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired. The remaining unrealized losses of $2.8 million related to securities that had been in an unrealized loss position for a period of twelve months or more and are below investment grade. Approximately $1.0 million relates to unrealized loss positions that represented less than 20% of amortized cost. Also, $2.2 million related to airline industry issues which were evaluated considering factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate resources to fulfill contractual obligations, such as cash flows from operations or collateral. As of December 31, 2003, the Company had the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company had no impaired loans at December 31, 2004 or 2003.
     Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. No interest income was earned on impaired loans in 2004 or 2002. In 2003, the Company recognized interest income on impaired loans of $134 thousand. The average balance of impaired loans was $3.9 million in 2003. There were no impaired loans in 2004 or 2002.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS AND OTHER INVESTMENT INFORMATION

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represents more than 5.0% of the portfolio at December 31, 2004.

(% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)               2004           2003
                                                         ------------   ------------
       California                                                41.7%          34.8%
       Texas                                                     10.2           13.4
       Oregon                                                     7.4            8.2
       Delaware                                                   5.4            6.8

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5.0% of the portfolio at December 31, 2004 and 2003.

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)                2004           2003
                                                               ------------   ------------
       California                                                      19.8%          21.8%
       New Jersey                                                      12.3           14.2
       Illinois                                                        12.2           15.6
       New York                                                         9.5           12.3
       Pennsylvania                                                     7.2           11.3
       Ohio                                                             6.3            1.8
       Texas                                                            6.1            2.5
       Arizona                                                          5.5            1.0

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)                2004           2003
                                                               ------------   ------------
       Warehouse                                                       30.1%          21.3%
       Office buildings                                                24.2           24.5
       Retail                                                          23.7           27.4
       Apartment complex                                               16.6           18.4
       Industrial                                                       1.5            2.4
       Other                                                            3.9            6.0
                                                               ------------   ------------
                                                                      100.0%         100.0%
                                                               ============   ============

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2004 for loans that were not in foreclosure are as follows:

                                                      NUMBER OF    CARRYING
($ IN THOUSANDS)                                        LOANS        VALUE      PERCENT
                                                     ----------   ----------   ----------
             2005                                         2       $    5,918          1.2%
             2006                                         4           23,406          4.9
             2007                                         5           14,784          3.1
             2008                                         4           24,223          5.0
             2009                                        14           55,182         11.5
             Thereafter                                  86          356,767         74.3
                                                     ----------   ----------   ----------
                    Total                                115      $  480,280        100.0%
                                                     ==========   ==========   ==========

     In 2004, one commercial mortgage loan in the amount of $798 thousand became contractually due and was paid as due. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.
     Included in fixed income securities are below investment grade assets totaling $209.3 million and $181.2 million at December 31, 2004 and 2003, respectively.
     At December 31, 2004, the carrying value of investments that were non-income producing was $232 thousand. At December 31, 2004, fixed income securities with a carrying value of $2.7 million were on deposit with regulatory authorities as required by law.

SECURITIES LENDING

     The Company participates in securities lending programs with third parties, mostly large brokerage firms. At December 31, 2004 and 2003, fixed income securities with a carrying value of $130.8 million and $134.5 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $300 thousand, $324 thousand and $370 thousand, for the years ending December 31, 2004, 2003 and 2002, respectively.

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

FINANCIAL ASSETS

                                                      DECEMBER 31, 2004            DECEMBER 31, 2003
                                                ---------------------------   ---------------------------
                                                  CARRYING        FAIR          CARRYING        FAIR
(IN THOUSANDS)                                      VALUE         VALUE          VALUE          VALUE
                                                ------------   ------------   ------------   ------------
Fixed income securities                         $  5,545,647   $  5,545,647   $  4,415,327   $  4,415,327
Mortgage loans                                       480,280        505,890        385,643        412,554
Short-term investments                               111,509        111,509         22,756         22,756
Policy loans                                          34,948         34,948         34,107         34,107
Separate accounts                                    792,550        792,550        665,875        665,875

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

FINANCIAL LIABILITIES

                                                     DECEMBER 31, 2004             DECEMBER 31, 2003
                                                ---------------------------   ---------------------------
                                                  CARRYING        FAIR          CARRYING        FAIR
(IN THOUSANDS)                                     VALUE          VALUE          VALUE          VALUE
                                                ------------   ------------   ------------   ------------
Contractholder funds on investment contracts    $  3,434,238   $  3,367,458   $  2,351,896   $  2,334,800
Separate accounts                                    792,550        792,550        665,875        665,875

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivative financial instruments to reduce its exposure to market risk, principally interest rate and foreign currency risk, and in conjunction with asset/liability management. The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments:

                                                                                CARRYING         CARRYING
                                                  NOTIONAL        FAIR           VALUE            VALUE
(IN THOUSANDS)                                     AMOUNT         VALUE        ASSETS (1)    (LIABILITIES)(1)
                                                ------------   ------------   ------------   ----------------
AT DECEMBER 31, 2004
Financial futures contracts                     $    179,200   $         80   $        280   $           (200)
Interest rate cap agreements                         152,000          3,628          4,262               (634)
                                                ------------   ------------   ------------   ----------------
Total interest rate contracts                   $    331,200   $      3,708   $      4,542   $           (834)
                                                ============   ============   ============   ================

Foreign currency swap agreements                $      7,500   $       (724)  $          -   $           (724)
                                                ============   ============   ============   ================

Guaranteed accumulation benefits                $     93,507   $        141   $          -   $            141
                                                ============   ============   ============   ================

Guaranteed accumulation benefits
 reinsurance agreement                          $     93,507   $       (141)  $       (141)  $             -
                                                ============   ============   ============   ================

Structured settlement annuity
 reinsurance agreement                          $          -   $       (995)  $       (995)  $              -
                                                ============   ============   ============   ================

AT DECEMBER 31, 2003
Financial futures contracts                     $        700   $         (1)  $          -   $             (1)
Structured settlement annuity
 reinsurance agreement                                     -            225            225                  -

(1) Carrying value includes the effects of legally enforceable master netting agreements, if any. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income or other invested assets.

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements, and are not representative of the potential for gain or loss on these agreements.
     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. For exchange traded derivative contracts, the fair value is based on dealer or exchange quotes. The fair value of non-exchange traded derivative contracts is based on either independent third party pricing sources, including dealer quotes, or widely accepted pricing and valuation models which use independent third party data as inputs.
     The Company manages its exposure to credit risk primarily by establishing risk control limits. The Company uses master netting agreements for over-the-counter derivative transactions, including foreign currency swap and interest rate cap agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. Futures contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any associated potential credit risk. To date, the Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.
     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments that the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. To limit this risk, the Company's senior management has established risk control limits. In addition, changes in fair value of the derivative financial instruments that the Company uses for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                                           2004                          2003
                                                ---------------------------   ---------------------------
                                                 CONTRACTUAL                  CONTRACTUAL
(IN THOUSANDS)                                     AMOUNT       FAIR VALUE      AMOUNT        FAIR VALUE
                                                ------------   ------------   ------------   ------------
Commitments to extend mortgage loans            $     20,031   $        200   $      3,000   $         30

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

8.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                                         2004           2003
                                                                    ------------   ------------
Immediate annuities:
  Structured settlement annuities                                   $  1,674,902   $  1,586,610
  Other immediate annuities                                                7,529          5,688
Traditional life                                                          95,585         87,533
Other                                                                      4,435          3,940
                                                                    ------------   ------------
  Total reserve for life-contingent contract benefits               $  1,782,451   $  1,683,771
                                                                    ============   ============

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

          PRODUCT                          MORTALITY                   INTEREST RATE             ESTIMATION METHOD
Structured settlement           U.S. population with projected      Interest rate            Present value of
annuities                       calendar year improvements;         assumptions range        contractually specified
                                age setbacks for impaired           from 4.6% to 9.5%        future benefits
                                lives grading to standard

Other immediate annuities       1983 group annuity mortality        Interest rate            Present value of expected
                                table                               assumptions range        future benefits based on
                                                                    from 2.6% to 11.5%       historical experience

Traditional life                Actual company experience plus      Interest rate            Net level premium reserve
                                loading                             assumptions range        method using the
                                                                    from 4.0% to 8.0%        Company's withdrawal
                                                                                             experience rates
Other:
   Variable annuity             90% of 1994 group annuity           7%                       Projected benefit ratio
   guaranteed minimum           reserving table                                              applied to cumulative
   death benefits                                                                            assessments

   Supplemental                 Actual company experience plus                               Unearned premium;
   accident and health          loading                                                      additional contract
                                                                                             reserves for traditional
                                                                                             life

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $240.3 million and $215.4 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2004 and 2003, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

     At December 31, contractholder funds consists of the following:

(IN THOUSANDS)                                                     2004           2003
                                                               ------------   ------------
Interest-sensitive life                                        $    368,608   $    309,076
Investment contracts:
  Fixed annuities                                                 2,890,254      1,861,456
  Immediate annuities and other                                     543,984        487,793
                                                               ------------   ------------
    Total contractholder funds                                 $  3,802,846   $  2,658,325
                                                               ============   ============

     The following table highlights the key contract provisions relating to contractholder funds:

           PRODUCT                         INTEREST RATE                       WITHDRAWAL/SURRENDER CHARGES
Interest-sensitive life            Interest rates credited range       Either a percentage of account balance or
                                   from 4.5% to 6.0%                   dollar amount grading off generally over 20
                                                                       years

Immediate and fixed                Interest rates credited range       Either a declining or a level percentage
  annuities                        from 1.9% to 11.5% for              charge generally over nine years or less.
                                   immediate annuities and 0.0%        Additionally, approximately 0.4% of fixed
                                   to 10.3% for fixed annuities        annuities are subject to a market value
                                                                       adjustment for discretionary withdrawals

Other:

  Variable guaranteed              Interest rates used in              Withdrawal and surrender charges are based on
   minimum income                  establishing reserves range         the terms of the related variable annuity
   benefit and secondary           from 1.75% to 10.3%                 contract
   guarantees on
   variable annuities

     Contractholder funds activity for the years ended December 31 is as follows:

(IN THOUSANDS)                                                     2004           2003
                                                               ------------   ------------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                        $  2,658,325   $  2,051,429
Impact of adoption of SOP 03-1 (1)                                    2,031              -
Deposits                                                          1,385,364        728,788
Interest credited to contractholder funds                           129,243        106,020
Benefits and withdrawals                                           (292,730)      (174,205)
Contract charges                                                    (41,573)       (40,554)
Net transfers to separate accounts                                  (39,906)       (16,944)
Other adjustments                                                     2,092          3,791
                                                               ------------   ------------
CONTRACTHOLDER FUNDS, ENDING BALANCE                           $  3,802,846   $  2,658,325
                                                               ============   ============

(1) The increase in contractholder funds due to the adoption of SOP 03-1 reflects the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuities and the reclassification of deferred sales inducements ("DSI") from contractholder funds to other assets.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

     ($ IN MILLIONS)                              DECEMBER 31,
                                                      2004
                                                  ------------
     IN THE EVENT OF DEATH
        Separate account value                    $      790.7
        Net amount at risk (1)                    $       85.5

        Average attained age of contractholders           62.9 years

     AT ANNUITIZATION
        Separate account value                    $       40.1
        Net amount at risk (2)                    $          -
        Weighted average waiting period until
         annuitization options available                   8.5 years

     ACCUMULATION AT SPECIFIED DATES
        Separate account value                    $       86.7
        Net amount at risk (3)                    $          -
        Weighted average waiting period until
         guarantee date                                   11.0 years

   (1) Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
   (2) Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.
   (3) Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

      The following summarizes the liabilities for guarantees:

                                                                     LIABILITY FOR   LIABILITY FOR
                                                     LIABILITY FOR     GUARANTEES     GUARANTEES
                                                       GUARANTEES      RELATED TO     RELATED TO
                                                       RELATED TO        INCOME       ACCUMULATION
     (IN THOUSANDS)                                  DEATH BENEFITS     BENEFITS        BENEFITS         TOTAL
                                                     --------------  --------------  --------------  --------------
     Balance at January 1, 2004                      $          868  $           74  $            -  $          942
      Less reinsurance recoverables                               -               -               -               -
                                                     --------------  --------------  --------------  --------------
     Net balance at January 1, 2004                             868              74               -             942

     Incurred guaranteed benefits                             1,777               7               -           1,784
     Paid guarantee benefits                                 (1,983)              -               -          (1,983)
                                                     --------------  --------------  --------------  --------------
      Net change                                               (206)              7               -            (199)

     Net balance at December 31, 2004                           662              81               -             743
      Plus reinsurance recoverables                               -               -            (141)           (141)
                                                     --------------  --------------  --------------  --------------
     Balance, December 31, 2004(1)                   $          662  $           81  $         (141) $          602
                                                     ==============  ==============  ==============  ==============

----------
   (1) Included in the total liability balance are reserves for variable annuity death benefits of $662 thousand, variable annuity income benefits of $18 thousand, variable annuity accumulation benefits of $(141) thousand and other guarantees of $63 thousand.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

9.   REINSURANCE

     The Company reinsures certain of its risks to unaffiliated reinsurers and ALIC under yearly renewable term and coinsurance agreements. These agreements result in a passing of specified percentages of mortality risk, depending on the issue date and product, to the reinsurer in exchange for negotiated reinsurance premium payments.
     Mortality risk on policies in excess of $250 thousand per life is ceded to ALIC. In addition, we used reinsurance to effect the disposal of substantially all of our direct response distribution business. As of December 31, 2004, the Company ceded $5.5 million to a subsidiary of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposal of the direct response business.
     As of December 31, 2004 and 2003, 32.4% and 23.2%, respectively, of our face amount of life insurance in force was reinsured to non-affiliates and ALIC. We retain primary liability as a direct insurer for all risks ceded to reinsurers. Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. See Note 4 for discussion of reinsurance agreements with ALIC. The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN THOUSANDS)                                          2004         2003         2002
                                                     ----------   ----------   ----------
PREMIUMS AND CONTRACT CHARGES
Direct                                               $  151,799   $  128,713   $  148,749
Assumed - non-affiliate                                     719          337          471
Ceded
  Affiliate                                              (4,329)      (4,530)      (4,656)
  Non-affiliate                                         (11,805)      (3,491)      (1,212)
                                                     ----------   ----------   ----------
    Premiums and contract charges, net of
       reinsurance                                   $  136,384   $  121,029   $  143,352
                                                     ==========   ==========   ==========

     The effects of reinsurance on contract benefits and interest credited to contractholder funds for the years ended December 31 are as follows:

(IN THOUSANDS)                                          2004         2003         2002
                                                     ----------   ----------   ----------
CONTRACT BENEFITS AND INTEREST CREDITED TO
 CONTRACTHOLDER FUNDS
Direct                                               $  319,217   $  278,321   $  268,620
Assumed - non-affiliate                                     273          139           85
Ceded
  Affiliate                                                (985)      (1,590)        (901)
  Non-affiliate                                          (6,551)      (3,629)      (2,086)
                                                     ----------   ----------   ----------
    Contract benefits and interest credited to
       contractholder funds, net of reinsurance      $  311,954   $  273,241   $  265,718
                                                     ==========   ==========   ==========

     Included in reinsurance recoverables at December 31, 2004 and 2003 are the amounts due from ALIC of $1.1 million and $1.3 million, respectively. The table above excludes $2.7 million and $2.6 million of premiums and contract charges ceded to ALIC during 2004 and 2003 under the terms of the structured settlement reinsurance treaty and the GMAB reinsurance treaty (See Note 4).

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

10.   DEFERRED POLICY ACQUISITION COSTS

     Deferred policy acquisitions costs for the years ended December 31 are as follows:

(IN THOUSANDS)                                          2004         2003         2002
                                                     ----------   ----------   ----------
Balance, beginning of year                           $  187,437   $  166,925   $  156,615
   Impact of adoption of SOP 03-1 (1)                   (11,140)           -            -
   Disposition of operations (2)                         (3,213)           -            -
   Acquisition costs deferred                            92,502       58,905       56,852
   Amortization charged to income                       (25,971)     (29,969)     (23,535)
   Effect of unrealized gains and losses                 (1,442)      (8,424)     (23,007)
                                                     ----------   ----------   ----------
Balance, end of year                                 $  238,173   $  187,437   $  166,925
                                                     ==========   ==========   ==========

(1) The impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $7.7 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $4.1 million and an increase to DAC of $691 thousand for an adjustment to the effect of unrealized capital gains and losses.
(2) In 2004, DAC was reduced by $3.2 million related to the disposition of substantially all of our direct response distribution business (see Note
     3).

     Amortization charged to income includes $2.1 million, $1.7 million and $(1.0) million in 2004, 2003 and 2002, respectively, due to realized capital gains and losses.

     In 2004, DSI and related amortization is classified within the Statements of Financial Position and Operations and Comprehensive Income as other assets and interest credited to contractholder funds, respectively. Deferred sales inducement activity for the twelve months ended December 31, 2004 was as follows:

         (IN THOUSANDS)
         Balance, January 1, 2004 (1)                             $    2,369
         Sales inducements deferred                                    1,531
         Amortization charged to income                                 (760)
         Effects of unrealized gains and losses                         (185)
                                                                  ----------
         Balance, December 31, 2004                               $    2,955
                                                                  ==========

         (1) The January 1, 2004 balance includes a $3.0 million write-down of DSI due to the adoption of SOP 03-1 (see Note 2).

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

GUARANTEES

     In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including acquisitions and divestures. The types of indemnifications typically provided include indemnifications for breach of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

     The aggregate liability balance related to all guarantees was not material as of December 31, 2004.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

REGULATION

     The Company is subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

     Regulatory bodies have contacted ALIC and some of its subsidiaries, including the Company, and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. ALIC and its subsidiaries, including the Company, have responded and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's financial position.

LEGAL PROCEEDINGS

BACKGROUND

     The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" sub-section below, please note the following:

     - These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter, novel legal issues, variations between jurisdictions in which matters are being litigated, differences in applicable laws and judicial interpretations, the length of time before many of these matters might be resolved by settlement or through litigation and, in some cases, the timing of their resolutions relative to other similar cases brought against other companies, the fact that some of these matters are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined, the fact that some of these matters involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear, and the current challenging legal environment faced by large corporations and insurance companies.

     - In these matters, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages or are not specified. Often more specific information beyond the type of relief sought is not available because plaintiffs have not requested more specific relief in their court pleadings. In our experience, monetary demands in plaintiffs' court pleadings bear little relation to the ultimate loss, if any, to the Company.

     - For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

     - In the opinion of the Company's management, while some of these matters may be material to the Company's operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

PROCEEDINGS

     Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided below.
     AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice in late March 2004 by the trial court but is the subject of further proceedings on appeal. AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.
     AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. AIC is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted claims under ERISA and for constructive discharge, and are seeking the benefits provided in connection with the reorganization. In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to Allstate "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA. This matter was dismissed with prejudice in late March 2004 by the trial court but is the subject of further proceedings on appeal. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

OTHER MATTERS

     The Corporation and some of its agents and subsidiaries, including the Company, have received interrogatories and demands to produce information from several regulatory and enforcement authorities. These authorities are seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, are seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. Published press reports have indicated that numerous demands of this nature have been sent to insurance companies as part of industry-wide investigations. The Corporation has cooperated and intends to continue to cooperate with these and any similar requests for information.
     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues and targets a range of the Company's practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

12.   INCOME TAXES

     The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this results in the Company's annual income tax provision being computed with adjustments as if the Company filed a separate return.
     The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.
     The components of the deferred income tax assets and liabilities at December 31 are as follows:

                                                                   2004           2003
                                                               ------------   ------------
(IN THOUSANDS)
DEFERRED ASSETS
Life and annuity reserves                                      $     77,104   $     56,408
Discontinued operations                                                 339          1,902
Premium installment receivable                                        2,991          2,328
Other assets                                                          1,509          2,659
                                                               ------------   ------------
   Total deferred assets                                             81,943         63,297
                                                               ------------   ------------

DEFERRED LIABILITIES
Deferred policy acquisition costs                                   (73,583)       (60,439)
Unrealized net capital gains                                        (83,599)       (74,698)
Difference in tax bases of investments                              (11,299)        (8,801)
Prepaid commission expense                                           (1,826)          (699)
Other liabilities                                                    (2,396)          (317)
                                                               ------------   ------------
   Total deferred liabilities                                      (172,703)      (144,954)
                                                               ------------   ------------

   Net deferred liability                                      $    (90,760)  $    (81,657)
                                                               ============   ============

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

(IN THOUSANDS)                                          2004         2003         2002
                                                     ----------   ----------   ----------
Current                                              $   13,640   $    8,488   $   10,095
Deferred                                                  4,285        3,541        2,880
                                                     ----------   ----------   ----------
    Total income tax expense                         $   17,925   $   12,029   $   12,975
                                                     ==========   ==========   ==========

     The Company paid income taxes of $5.8 million, $15.7 million and $17.1 million in 2004, 2003 and 2002, respectively. The Company had a current income tax receivable of $367 thousand and $8.2 million at December 31, 2004 and 2003, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                        2004         2003         2002
                                                     ----------   ----------   ----------
Statutory federal income tax rate                          35.0%        35.0%        35.0%
State income tax expense                                    2.1          4.0          1.2
Other                                                      (1.6)        (2.2)        (1.3)
                                                     ----------   ----------   ----------
Effective income tax rate                                  35.5%        36.8%        34.9%
                                                     ==========   ==========   ==========

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. Pursuant to the American Jobs Creation Act of 2004 ("the 2004 Act"), the Company can reduce the policyholders surplus account in 2005 and 2006 without incurring any tax liability. The balance in this account at December 31, 2004, was $389 thousand, which prior to the 2004 Act would have resulted in federal income taxes payable of $136 thousand if such amounts had been distributed or deemed distributed from the policyholder surplus account. No provision for taxes has ever been made for this item since the Company had no intention of distributing such amounts. The Company expects to utilize this provision, thereby eliminating this potential tax liability.

13.   STATUTORY FINANCIAL INFORMATION

     The Company prepares its statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of New York. The State of New York requires insurance companies domiciled in its state to prepare statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual ("Codification"), subject to any deviations prescribed or permitted by the State of New York insurance Superintendent.
     Statutory accounting practices primarily differ from GAAP since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing investments and establishing deferred taxes on a different basis.
     Statutory net income for 2004, 2003 and 2002 was $13.6 million, $36.8 million and $1.2 million, respectively. Statutory capital and surplus as of December 31, 2004 and 2003 was $356.8 million and $294.6 million, respectively.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator in any calendar year is limited to formula amounts based on statutory surplus and statutory net gain from operations, determined in conformity with statutory accounting practices, for the immediately preceding calendar year. The maximum amount of dividends that the Company can distribute during 2005 without prior approval of the New York State Insurance Department is $15.2 million. In the twelve-month period beginning January 1, 2004, the Company did not pay any dividends.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

14.   BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     The Company utilizes the services of AIC employees. AIC provides various benefits, described in the following paragraphs, to its employees. The Company is allocated an appropriate share of the costs associated with these benefits in accordance with a service and expenses agreement.
     Defined pension plans, sponsored by AIC, cover most full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. The Company uses the accrual method for its defined benefit plans in accordance with accepted actuarial methods. AIC's funding policy for the pension plans is to make annual contributions in accordance with accepted actuarial cost methods. The allocated cost to the Company included in net income was $1.5 million, $1.4 million and $518 thousand for the pension plans in 2004, 2003 and 2002, respectively. AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire. Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC's postretirement benefit plans are not funded. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $588 thousand, $431 thousand and $439 thousand for postretirement benefits other than pension plans in 2004, 2003 and 2002, respectively.

PROFIT SHARING PLAN

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance.
     The Company's allocation of profit sharing expense from the Corporation was $1.3 million, $1.1 million and $1.3 million in 2004, 2003 and 2002, respectively.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                          NOTES TO FINANCIAL STATEMENTS

15.   OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income (loss) on a pretax and after-tax basis for the years ended December 31 are as follows:

(IN THOUSANDS)

                                                                    2004
                                                     ------------------------------------
                                                                                 After-
UNREALIZED CAPITAL GAINS AND LOSSES:                   Pretax        Tax          tax
                                                     ----------   ----------   ----------
  Unrealized holding gains arising during the
   period                                            $   20,221   $   (7,077)  $   13,144
  Less: reclassification adjustments                     (5,211)       1,824       (3,387)
                                                     ----------   ----------   ----------
  Unrealized net capital gains and losses                25,432       (8,901)      16,531
                                                     ----------   ----------   ----------
  Other comprehensive income                         $   25,432   $   (8,901)  $   16,531
                                                     ==========   ==========   ==========

(IN THOUSANDS)

                                                                    2003
                                                     ------------------------------------
                                                                                 After-
UNREALIZED CAPITAL GAINS AND LOSSES:                   Pretax        Tax          tax
                                                     ----------   ----------   ----------
  Unrealized holding losses arising during the
   period                                            $  (53,362)  $   18,677   $  (34,685)
  Less: reclassification adjustments                     (5,776)       2,022       (3,754)
                                                     ----------   ----------   ----------
  Unrealized net capital gains and losses               (47,586)      16,655      (30,931)
                                                     ----------   ----------   ----------
  Other comprehensive loss                           $  (47,586)  $   16,655   $  (30,931)
                                                     ==========   ==========   ==========

                                                                    2002
                                                     ------------------------------------
                                                                                 After-
UNREALIZED CAPITAL GAINS AND LOSSES:                   Pretax         Tax         tax
                                                     ----------   ----------   ----------
   Unrealized holding gains arising during the
    period                                           $   66,740   $  (23,359)  $   43,381
   Less: reclassification adjustments                   (11,200)       3,921       (7,279)
                                                     ----------   ----------   ----------
   Unrealized net capital gains and losses               77,940      (27,280)      50,660
                                                     ----------   ----------   ----------
   Other comprehensive income                        $   77,940   $  (27,280)  $   50,660
                                                     ==========   ==========   ==========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2004 and 2003, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 24, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP for professional services rendered to us for the fiscal year ending December 31, 2004 and 2003.

                                                    2004              2003
                                                ------------      ------------
                       Audit fees (a)           $    330,824      $    318,218
                       Audit related fees                  -                 -
                       Tax fees                            -                 -
                       All other fees                      -                 -
                                                ------------      ------------
                       TOTAL FEES               $    330,824      $    318,218
                                                ============      ============

     (a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, consents and review of documents filed with the Securities and Exchange Commission.

(5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life of New York. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99 (ii) - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services. One hundred percent of the services provided by Deloitte and Touche LLP in 2004 and 2003 were pre-approved by The Allstate Corporation Audit Committee. Allstate Life of New York's Board of Directors acts as the audit committee of Allstate Life of New York and also follows The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) The following financial statements, notes thereto and related information of Allstate Life of New York are included in Item 8.

          Statements of Operations and Comprehensive Income
          Statements of Financial Position
          Statements of Shareholder's Equity
          Statements of Cash Flows
          Notes to Financial Statements
          Report of Independent Registered Public Accounting Firm

          (2) The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

          Allstate Life Insurance Company of New York                                        Page
          -------------------------------------------------------------------------------   ------
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

          (3) The following is a list of the exhibits filed as part of this Form 10-K. The SEC file number for the exhibits incorporated by reference is 033-47245 except as otherwise noted.

            Exhibit
               No.       Description
            --------     ----------------------------------------------------------------
                3(i)     Restated Certificate of Incorporation of Allstate Life Insurance
                         Company of New York dated December 2, 2003. Incorporated herein by reference to Exhibit 3(i) to Allstate Life Insurance Company of New York's Annual Report on Form 10-K for 2003.

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

                10.3     Administrative Services Agreement between Allstate Life Insurance
                         Company of New York and Allstate Distributors, L.L.C. effective
                         May 1, 2000. Incorporated herein by reference to Exhibit 10.5 to
                         Allstate Life Insurance Company of New York's Quarterly Report on
                         Form 10-Q for quarter ended June 30, 2002.

                10.4     Investment Advisory Agreement and Amendment to Service Agreement
                         as of January 1, 2002 between Allstate Insurance Company,
                         Allstate Investments, LLC and Allstate Life Insurance Company of
                         New York. Incorporated herein by reference to Exhibit 10.2 to
                         Allstate Life Insurance Company of New York's Quarterly Report on
                         Form 10-Q for quarter ended March 31, 2002.

                10.5     Tax Sharing Agreement dated as of November 12, 1996 among The
                         Allstate Corporation and certain affiliates. Incorporated herein by reference to Exhibit 10.36 to Allstate Life Insurance
                         Company's Form 10 filed on April 24, 2002. (SEC File No. 000-31248)

                10.6     Underwriting Agreement between Allstate Life Insurance Company of
                         New York and ALFS, Inc., effective October 1, 1996. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance
                         Company of New York's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

                10.7     Principal Underwriting Agreement between Allstate Life Insurance
                         Company of New York and Allstate Distributors, L.L.C., effective
                         May 1, 2000. Incorporated herein by reference to Exhibit 10.2 to
                         Allstate Life Insurance Company of New York's Quarterly Report on
                         Form 10-Q for quarter ended June 30, 2002.

                10.8     Selling Agreement between Allstate Life Insurance Company of New
                         York, ALFS, Inc. and Allstate Financial Services, LLC effective
                         May 17, 2001. Incorporated herein by reference to Exhibit 10.7 to
                         Allstate Life Insurance Company's Annual Report on Form 10-K for
                         2003. (SEC File No. 000-31248)

                10.9     Business Operations and Service Agreement between Allstate Life
                         Insurance Company of New York and Allstate Life Insurance Company
                         effective October 1,1997. Incorporated herein by reference to
                         Exhibit 10.4 to Allstate Life Insurance Company of New York's
                         Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

               10.10     Reinsurance Agreement between Allstate Life Insurance Company and
                         Allstate Life Insurance Company of New York effective January 1,
                         1984 as amended by Amendment No. 1 effective September 1, 1984,
                         Amendment No.2 effective January 1, 1987, Amendment No.3
                         effective October 1, 1988, Amendment No.4 effective January 1,
                         1994 and Amendment No.5 effective December 31, 1995. Incorporated herein by reference to Exhibit 10.6 to Allstate Life Insurance
                         Company of New York's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

               10.11     Assumption Reinsurance Agreement between Allstate Life Insurance
                         Company and Allstate Life Insurance Company of New York effective
                         July 1, 1984. Incorporated herein by reference to Exhibit 10.7 to
                         Allstate Life Insurance Company of New York's Quarterly Report on
                         Form 10-Q for quarter ended June 30, 2002.

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

               10.14     Stop Loss Reinsurance Agreement between Allstate Life Insurance
                         Company and Allstate Life Insurance Company of New York effective
                         December 31, 2001. Incorporated herein by reference to Exhibit
                         10.16 to Allstate Life Insurance Company of New York's Annual
                         Report on Form 10-K for 2003.

               10.15     Automatic Annuity Reinsurance Agreement between Allstate Life
                         Insurance Company of New York and Allstate Life Insurance
                         Company, effective January 2, 2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company of
                         New York's Quarterly Report on Form 10-Q for quarter ended June
                         30, 2004.

                  23     Consent of Independent Registered Public Accounting Firm

                31.1     Rule 15d-14(a) Certification of Principal Executive Officer

                31.2     Rule 15d-14(a) Certification of Principal Financial Officer

                  32     Section 1350 Certifications

              99(ii)     The Allstate Corporation Policy Regarding Pre-Approval of
                         Independent Auditors' Services effective November 10, 2003

     (b)  The exhibits are listed in Item 15. (a) (3) above.

     (c) The financial statement schedules are listed in Item 15. (a) (2) above.

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

                                          ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                          (Registrant)

     March 15, 2005                            /s/ Samuel H. Pilch
                                               -------------------
                                          By:  Samuel H. Pilch
                                               (chief accounting officer and duly authorized officer of the registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                  DATE
-----------------------------    -----------------------------------    --------------
/s/ Casey J. Sylla               Chairman of the Board,                 March 15, 2005
------------------               President and a Director
Casey J. Sylla                   (Principal Executive Officer)

/s/ Steven E. Shebik             Vice President, Chief                  March 15, 2005
--------------------             Financial Officer and a Director
Steven E. Shebik                 (Principal Financial Officer)

/s/ Marcia D. Alazraki           Director                               March 15, 2005
----------------------
Marcia D. Alazraki

/s/ Vincent A. Fusco             Director                               March 15, 2005
--------------------
Vincent A. Fusco

/s/ Cleveland Johnson, Jr.       Director                               March 15, 2005
--------------------------
Cleveland Johnson, Jr.

                                 Director                               March 15, 2005
------------------
John C. Lounds

/s/ Kenneth R. O'Brien           Director                               March 15, 2005
----------------------
Kenneth R. O'Brien

/s/ John C. Pintozzi             Director                               March 15, 2005
--------------------
John C. Pintozzi

/s/ John R. Raben, Jr.           Director                               March 15, 2005
----------------------
John R. Raben, Jr.

                                 Director                               March 15, 2005
-----------------------
Phyllis Hill Slater

/s/ Kevin R. Slawin              Director                               March 15, 2005
-------------------
Kevin R. Slawin

/s/ Michael J. Velotta           Director                               March 15, 2005
----------------------
Michael J. Velotta

/s/ Patricia W. Wilson           Director                               March 15, 2005
----------------------
Patricia W. Wilson

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
          SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                DECEMBER 31, 2004

                                                                                                            CARRYING
(IN THOUSANDS)                                                                  COST        FAIR VALUE        VALUE
                                                                            ------------   ------------   ------------
TYPE OF INVESTMENT
Fixed income securities, available for sale:
   Bonds:
      United States government, government agencies and authorities .....   $    506,971   $    704,610   $    704,610
      States, municipalities and political subdivisions .................        262,683        273,975        273,975
      Foreign governments ...............................................        214,508        277,347        277,347
      Public utilities ..................................................        526,125        605,406        605,406
      All other corporate bonds .........................................      2,424,314      2,585,148      2,585,148
   Mortgage-backed securities ...........................................      1,012,721      1,031,336      1,031,336
   Asset-backed securities ..............................................         56,215         56,626         56,626
    Redeemable preferred stocks .........................................          9,440         11,199         11,199
                                                                            ------------   ------------   ------------
      Total fixed income securities .....................................      5,012,977   $  5,545,647      5,545,647
                                                                            ------------   ============   ------------

Mortgage loans on real estate ...........................................        480,280                       480,280
Policy loans ............................................................         34,948                        34,948
Short-term investments ..................................................        111,509                       111,509
Derivative instruments ..................................................          4,634                         4,634
Other ...................................................................              -                             4
                                                                            ------------                  ------------
      Total investments .................................................   $  5,644,348                  $  6,177,022
                                                                            ============                  ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)

                                                                                             PERCENT OF
                                                                                               AMOUNT
                                    GROSS                                          NET         ASSUMED
                                    AMOUNT          CEDED         ASSUMED        AMOUNT        TO NET
                                 ------------   ------------   ------------   ------------   ----------
YEAR ENDED DECEMBER 31, 2004

Life insurance in force          $ 23,151,807   $  7,605,444   $    302,905   $ 15,849,268          1.9%
                                 ============   ============   ============   ============
Premiums and contract charges:
         Life and annuities      $    142,729   $      9,952   $        382   $    133,159          0.3%
         Accident and health            9,070   $      6,182            337          3,225         10.4%
                                 ------------   ------------   ------------   ------------
                                 $    151,799   $     16,134   $        719   $    136,384          0.5%
                                 ============   ============   ============   ============

YEAR ENDED DECEMBER 31, 2003

Life insurance in force          $ 20,491,517   $  4,772,371   $     58,002   $ 15,777,148          0.4%
                                 ============   ============   ============   ============

Premiums and contract charges:
         Life and annuities      $    119,247   $      7,196   $        336   $    112,387          0.3%
         Accident and health            9,467   $        825              -          8,642            -
                                 ------------   ------------   ------------   ------------
                                 $    128,714   $      8,021   $        336   $    121,029          0.3%
                                 ============   ============   ============   ============

YEAR ENDED DECEMBER 31, 2002

Life insurance in force          $ 18,981,787   $  3,404,525   $          -   $ 15,577,262            -
                                 ============   ============   ============   ============

Premiums and contract charges:
         Life and annuities      $    139,122   $      5,005   $        471   $    134,588          0.4%
         Accident and health            9,627   $        863              -          8,764            -
                                 ------------   ------------   ------------   ------------
                                 $    148,749   $      5,868   $        471   $    143,352          0.3%
                                 ============   ============   ============   ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

                                  BALANCE AT     CHARGED TO                    BALANCE AT
                                  BEGINNING      COSTS AND                       END OF
                                  OF PERIOD       EXPENSES      DEDUCTIONS       PERIOD
                                 ------------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 2004

Allowance for estimated losses
   on mortgage loans             $          -   $          -   $          -   $          -
                                 ============   ============   ============   ============

YEAR ENDED DECEMBER 31, 2003

Allowance for estimated losses
    on mortgage loans            $          -   $        982   $        982   $          -
                                 ============   ============   ============   ============

YEAR ENDED DECEMBER 31, 2002

Allowance for estimated losses
   on mortgage loans             $          -   $          -   $          -   $          -
                                 ============   ============   ============   ============