Form 10-Q
period 2005-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2005-05-06
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-100029

ALLSTATE LIFE INSURANCE COMPANY
OF
NEW YORK

(Exact name of registrant as specified in its charter)

New York	36—2608394
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 Motor Parkway, Suite 132 Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

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

Yes ☐                                               No ☒

As of April 29, 2005 the Registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2005

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2005	2004
	(unaudited)
Revenues
Premiums (net of reinsurance ceded of $4,468 and $3,912)	$19,993	$16,651
Contract charges	15,259	14,112
Net investment income	86,492	70,395
Realized capital gains and losses	(5,877)	(653)
	115,867	100,505

Costs and expenses
Contract benefits	47,083	42,924
Interest credited to contractholder funds	36,226	27,651
Amortization of deferred policy acquisition costs	931	(109)
Operating costs and expenses	9,192	9,958
	93,432	80,424

Gain on disposition of operations	—	1,058

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	22,435	21,139

Income tax expense	8,550	7,502

Income before cumulative effect of change in accounting principle, after-tax	13,885	13,637

Cumulative effect of change in accounting principle, after-tax	—	(7,586)

Net income	$13,885	$6,051

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,303,672 and $5,012,977)	$5,755,899	$5,545,647
Mortgage loans	520,218	480,280
Short-term	133,443	111,509
Policy loans	35,488	34,948
Other	4,818	4,638
Total investments	6,449,866	6,177,022

Cash	16,141	8,624
Deferred policy acquisition costs	294,745	238,173
Accrued investment income	59,822	55,821
Reinsurance recoverables	9,047	8,422
Current income taxes receivable	—	367
Other assets	58,965	17,665
Separate Accounts	809,274	792,550
Total assets	$7,697,860	$7,298,644

Liabilities
Reserve for life-contingent contract benefits	$1,804,604	$1,782,451
Contractholder funds	4,033,796	3,802,846
Deferred income taxes	73,555	90,760
Current income taxes payable	8,360	—
Other liabilities and accrued expenses	335,941	180,904
Payable to affiliates, net	7,484	8,831
Reinsurance payable to parent	1,015	1,067
Separate Accounts	809,274	792,550
Total liabilities	7,074,029	6,659,409

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	120,000	120,000
Retained income	375,329	361,480
Accumulated other comprehensive income:
Unrealized net capital gains and losses	126,002	155,255
Total accumulated other comprehensive income	126,002	155,255
Total shareholder’s equity	623,831	639,235
Total liabilities and shareholder’s equity	$7,697,860	$7,298,644

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$13,885	$6,051
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(14,281)	(12,004)
Realized capital gains and losses	5,877	653
Gain on disposition of operations	—	(1,058)
Cumulative effect of change in accounting principle	—	7,586
Interest credited to contractholder funds	36,226	27,651
Changes in:
Life-contingent contract benefits and contractholder funds	11,203	6,809
Deferred policy acquisition costs	(19,933)	(14,546)
Income taxes payable	7,293	6,252
Other operating assets and liabilities	(4,566)	5,584
Net cash provided by operating activities	35,704	32,978

Cash flows from investing activities
Proceeds from sales of fixed income securities	109,133	90,702
Investment collections
Fixed income securities	33,124	46,547
Mortgage loans	12,531	3,237
Investment purchases
Fixed income securities	(362,866)	(267,897)
Mortgage loans	(51,932)	(3,000)
Change in short-term investments, net	27,097	(39,594)
Change in other investments, net	2,295	(163)
Net cash used in investing activities	(230,618)	(170,168)

Cash flows from financing activities
Contractholder fund deposits	286,595	195,768
Contractholder fund withdrawals	(84,164)	(58,987)
Net cash provided by financing activities	202,431	136,781

Net increase (decrease) in cash	7,517	(409)
Cash at beginning of period	8,624	10,731
Cash at end of period	$16,141	$10,322

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

The condensed financial statements and notes as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2005 presentation, certain amounts in the prior year’s condensed financial statements and notes have been reclassified.

Pending accounting standard

Financial Accounting Standards Board Staff Position re. Emerging Issues Task Force Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-a”).

 In September 2004, the Financial Accounting Standards Board (“FASB”) issued proposed FSP EITF 03-1-a to address the application of paragraph 16 of Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue 03-1”) to debt securities that are impaired because of increases in interest rates, and/or sector spreads.  Thereafter, in connection with its decision to defer the effective date of paragraphs 10–20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-1”), the FASB requested from its constituents comments on the issues set forth in FSP EITF 03-1-a and the issues that arose during the comment letter process for FSP EITF 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

Due to the uncertainty as to how the outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.  Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company’s Condensed Statements of Operations but is not expected to have a material impact on the Company’s Condensed Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

2.   Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in thousands)	2005	2004
Premiums and contract charges
Direct	$39,670	$34,490
Assumed – non-affiliate	212	185
Ceded
Affiliate	(1,180)	(1,097)
Non-affiliate	(3,450)	(2,815)
Premiums and contract charges, net of reinsurance	$35,252	$30,763

The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
(in thousands)	2005	2004
Contract benefits
Direct	$49,041	$44,358
Assumed – non-affiliate	60	33
Ceded
Affiliate	(462)	1,051
Non–affiliate	(1,556)	(2,518)
Contract benefits, net of reinsurance	$47,083	$42,924

In addition to amounts included in the table above are aggregate reinsurance premiums ceded to ALIC of $701 thousand and $671 thousand for the three months ended March 31, 2005 and 2004, respectively, under the terms of the structured settlement annuity reinsurance agreement.

3.   Guarantees and Contingent Liabilities

Guarantees

In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including acquisitions and divestures.  The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits.  The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote.  The terms of the indemnifications vary in duration and nature.  In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur.  Consequently, the maximum amount of the obligation under such indemnifications is not determinable.  Historically, the Company has not made any material payments pursuant to these obligations.

The aggregate liability balance related to all guarantees was not material as of March 31, 2005.

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

Legal and Regulatory Proceedings and Inquiries

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

•                  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.  The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

AIC is defending various lawsuits involving worker classification issues. A putative nationwide class action filed by former employee agents includes a worker classification issue; these agents are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  AIC has been vigorously defending this and various other worker classification lawsuits. The outcome of these disputes is currently uncertain.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending another action, in which a class was certified in June 2004, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted claims under ERISA, and are seeking benefits provided in connection with the reorganization.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

Other Matters

The Corporation and some of its subsidiaries, including the Company, have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices.  The areas of inquiry include variable annuity market timing and late trading.  The Corporation and some of its subsidiaries, including the Company, have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products.  The Corporation and its subsidiaries have responded and will continue to respond to these inquiries.

Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices.  The outcome of these disputes is currently unpredictable.  However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of the actions described in this “Other Matters” subsection in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial condition of the Company.

4.                                      Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2005			2004
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding (losses) gains arising during the period	$(53,830)	$18,840	$(34,990)	$35,782	$(12,523)	$23,259
Less: reclassification adjustments	(8,826)	3,089	(5,737)	(652)	229	(423)
Unrealized net capital (losses) gains	(45,004)	15,751	(29,253)	36,434	(12,752)	23,682

Other comprehensive (loss) income	$(45,004)	$15,751	(29,253)	$36,434	$(12,752)	23,682

Net income			13,885			6,051

Comprehensive (loss) income			$(15,368)			$29,733

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of March 31, 2005, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2004, and the related statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended, not presented herein.  In our report dated February 24, 2005, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 6, 2005

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as “we”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2004.  We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

RESULTS OF OPERATIONS

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life products, variable and fixed annuities and other investment products for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates.  As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in thousands)	2005	2004

Premiums
Traditional life	$5,860	$5,455
Immediate annuities with life contingencies	13,219	10,444
Accident and health and other	914	752
Total premiums	19,993	16,651

Contract charges
Interest-sensitive life	9,945	9,428
Fixed annuities	1,793	1,537
Variable annuities	3,521	3,147
Total contract charges	15,259	14,112

Premiums and contract charges	$35,252	$30,763

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended March 31,
(in thousands)	2005	2004

Premiums
Allstate agencies	$5,738	$5,357
Broker dealers	36	107
Specialized brokers	13,182	10,337
Independent agents	1,037	699
Direct marketing	—	151
Total premiums	19,993	16,651

Contract charges
Allstate agencies	9,706	9,483
Broker dealers	2,743	2,718
Banks	1,800	715
Specialized brokers	911	1,128
Independent agents	99	68
Total contract charges	15,259	14,112

Premiums and contract charges	$35,252	$30,763

Total premiums increased 20.1% to $20.0 million in the first quarter of 2005 compared to the same period of 2004.  The increase was primarily the result of increased premiums on immediate annuities with life contingencies sold through specialized brokers.

Contract charges increased 8.1% to $15.3 million in the first quarter of 2005 compared to the same period of 2004.  The increase was due to higher contract charges on interest-sensitive life products, variable annuities and, to a lesser extent, fixed annuities.  The increase in the interest-sensitive life contracts was attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits.  Higher variable annuity contract charges were the result of increased average account values during the first quarter of 2005 compared to the first quarter of 2004.  Fixed annuity contract charges for the first quarter of 2005 reflect higher surrender charges compared with the first quarter of 2004.

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

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in thousands)	2005	2004
Contractholder funds, beginning balance	$3,802,846	$2,658,325

Impact of adoption of SOP 03-1(1)	—	2,031

Deposits:
Fixed annuities (immediate and deferred)	243,944	145,387
Interest-sensitive life	22,187	24,822
Variable annuity and life deposits allocated to fixed accounts	19,111	25,559
Total deposits	285,242	195,768

Interest credited	39,664	27,716

Benefits, withdrawals and other adjustments
Benefits	(16,597)	(8,745)
Surrenders and partial withdrawals	(58,316)	(39,243)
Contract charges	(10,112)	(9,882)
Net transfers to separate accounts	(9,215)	(11,467)
Other adjustments	284	91
Total benefits, withdrawals and other adjustments	(93,956)	(69,246)

Contractholder funds, ending balance	$4,033,796	$2,814,594

(1)          The increase in contractholder funds due to the adoption of SOP 03-1 reflects the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuities and the reclassification of deferred sales inducements (“DSI”) from contractholder funds to other assets.

Contractholder funds deposits increased 45.7% in the first quarter of 2005 compared to the same period of 2004 due to greater deposits of fixed annuities. Average contractholder funds, excluding the impact of adopting SOP 03-1, increased 43.1% in the first quarter of 2005 compared to the same period of 2004.  Fixed annuity deposits increased 67.8% in the first quarter of 2005 compared to the same period in the prior year due to strong consumer demand, competitive pricing and effective distribution efforts in our bank channel.

Benefits, surrenders and partial withdrawals increased 56.1% in the first quarter of 2005 compared to the same period of 2004 reflecting an annualized withdrawal rate of 7.9% for the first quarter of 2005 based on the beginning of period contractholder funds balance.  This compares to an annualized withdrawal rate of 7.2% for the first quarter of 2004.  Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets.   Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended March 31,
(in thousands)	2005	2004
Separate accounts liabilities, beginning balance	$792,550	$665,875

Variable annuity and life deposits	56,831	51,289
Variable annuity and life deposits allocated to fixed accounts	(19,111)	(25,559)
Net deposits	37,720	25,730
Investment results	(11,802)	15,380
Contract charges	(2,986)	(2,386)
Net transfers from fixed accounts	9,215	11,467
Surrenders and benefits	(15,423)	(29,427)

Separate accounts liabilities, ending balance	$809,274	$686,639

Separate accounts liabilities increased $16.7 million as of March 31, 2005 compared to December 31, 2004. The increase was attributable to net deposits and transfers from fixed accounts, partially offset by surrenders and benefits, unfavorable investment results and contract charges since December 31, 2004. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investments options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 22.9% in the first quarter of 2005 compared to the same period in 2004, primarily due to the effect of higher portfolio balances, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities. Investment balances as of March 31, 2005 increased 4.4% from December 31, 2004.  The lower portfolio yields were primarily due to purchases, including reinvestments of fixed income securities with yields lower than the current portfolio average.

Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in thousands)	2005	2004

Premiums	$19,993	$16,651
Contract charges(1)	15,259	14,105
Net investment income	86,492	70,395
Periodic settlements and accruals on non-hedge derivative instruments(2)	214	7
Contract benefits	(47,083)	(42,924)
Interest credited to contractholder funds(3)	(35,994)	(27,647)
Gross margin	38,881	30,587

Amortization of DAC and DSI	(3,503)	1,549
Operating costs and expenses	(9,192)	(9,958)
Income tax expense	(9,919)	(7,839)
Realized capital gains and losses, after-tax	(3,735)	(434)
DAC and DSI amortization expense related to realized capital gains and losses, after-tax	1,489	(952)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(136)	(4)
Gain on disposition of operations, after-tax	—	688
Cumulative effect of change in accounting principle, after-tax	—	(7,586)
Net income	$13,885	$6,051

(1) Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin.  Amortization of deferred loads related to realized capital gains and losses totaled $7 thousand in the first quarter of 2004.  There was no amortization of deferred loads related to realized capital gains and losses in the first quarter of 2005.

(2) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3) Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $232 thousand and $4 thousand in the first quarter of 2005 and 2004, respectively.

Gross margin, a non-GAAP measure, represents premiums, contract charges and net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and by doing so, appropriately reflect trends in product performance.  We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2005	2004 (4)	2005	2004 (4)	2005	2004 (4)	2005	2004
Premiums	$—	$—	$19,993	$16,651	$—	$—	$19,993	$16,651
Contract charges (1)	—	—	7,845	7,479	7,414	6,626	15,259	14,105
Net investment income	86,492	70,395	—	—	—	—	86,492	70,395
Periodic settlements and accruals on non-hedge derivative instruments (2)	214	7	—	—	—	—	214	7
Contract benefits	(25,407)	(24,676)	(21,676)	(18,248)	—	—	(47,083)	(42,924)
Interest credited to contractholder funds(3)	(35,994)	(27,647)	—	—	—	—	(35,994)	(27,647)

	$25,305	$18,079	$6,162	$5,882	$7,414	$6,626	$38,881	$30,587

(1)  Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin.  Amortization of deferred loads related to realized capital gains and losses totaled $7 thousand in the first quarter of 2004.  There was no amortization of deferred loads related to realized capital gains and losses in the first quarter of 2005.

(2)  Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)    Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $232 thousand and $4 thousand in the first quarter of 2005 and 2004, respectively.

(4)  The prior period has been restated to conform to the current period presentation.  In connection therewith, contract charges related to guaranteed minimum death, income, accumulation and withdrawal benefits on variable annuities have been reclassified to benefit margin from maintenance charges.  Additionally, amounts previously presented as maintenance charges and surrender charges are now presented in the aggregate as contract charges and fees.  These reclassifications did not result in a change in gross margin.

Gross margin increased 27.1% during the first quarter of 2005 compared to the same period of 2004 as growth from new business resulted in increased investment margin, benefit margin and contract charges and fees.

Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds excluding amortization of DSI and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during the fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in thousands)	2005	2004
Life insurance	$2,294	$2,900
Annuities	23,011	15,179
Total investment margin	$25,305	$18,079

Investment margin increased 40.0% in the first quarter of 2005 compared to the same period of 2004 due to the 43.1% increase in average contractholder funds.  Our fixed annuity investment spreads showed a modest improvement over the prior year as favorable spreads on fixed annuity contracts issued during the past 12 months and crediting rate actions were effective in offsetting the investment yield decline.  We were unable to offset the effects of declining yields on investment portfolios supporting capital, traditional life and other products and slightly lower investment spreads on interest-sensitive life products compared to prior year.

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	5.7%	6.3%	4.4%	4.9%	1.3%	1.4%
Fixed annuities – deferred annuities	5.5	5.7	3.1	3.4	2.4	2.3
Fixed annuities – immediate annuities with and without life contingencies	7.5	7.6	6.7	6.8	0.8	0.8
Investments supporting capital, traditional life and other products	6.1	6.2	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Three Months Ended March 31,
(in thousands)	2005	2004
Fixed annuities – immediate annuities with life contingencies	$1,702,412	$1,659,670
Other life contingent contracts and other	102,192	94,737
Reserve for life-contingent contract benefits	$1,804,604	$1,754,407

Interest-sensitive life	$381,824	$324,623
Fixed annuities – deferred annuities	3,089,790	1,985,925
Fixed annuities – immediate annuities without life contingencies	562,408	503,983
Other	(226)	63
Contractholder funds	$4,033,796	$2,814,594

Benefit margin is a component of gross margin, both of which are non-GAAP measures.  Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and variable annuity contract charges for contract guarantees less contract benefits.  Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin.  We use the benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended March 31,
(in thousands)	2005	2004 (1)
Life insurance	$7,191	$7,218
Annuities	(1,029)	(1,336)
Total benefit margin	$6,162	$5,882

(1) The prior period has been restated to conform to the current period presentation.

Benefit margin increased 4.8% in the first quarter of 2005 compared to the same period of 2004.  The increase was primarily the result of growth, partially offset by higher life benefits and an increase in the reserve for variable contract guarantees related to variable contracts of $174 thousand.  This increase resulted from our annual comprehensive evaluation of the assumptions used in our valuation models which resulted in a refined measurement of exposure, partially offset by better than anticipated equity market performance.  There was no comparable 2004 adjustment to reserves for variable contract guarantees, because the reserves were established in the first quarter of 2004 as part of the cumulative effect of the change in accounting for such guarantees.

Upon the adoption of Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, on January 1, 2004, reserves were established for death and income benefits provided under variable annuities and other secondary guarantees.  In prior periods, death benefits were expensed as paid and no expense was recognizable for the other guarantees.  Annuity benefit margin will continue to be adversely impacted by certain closed blocks of life-contingent immediate annuities whose benefit payments are anticipated to extend beyond their original pricing expectations.  The annuity benefit margin in future periods will fluctuate based on the timing of annuitant deaths on these life-contingent immediate annuities and the annual evaluation of assumptions used in our valuation models for variable annuity guarantees.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased $5.1 million in the first quarter of 2005 compared to the same period in 2004 as a result of adjustments recorded in connection with our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products.  DAC and DSI amortization related to realized capital gains and losses, after-tax, was $1.5 million, favorable to net income, for the first quarter of 2005 compared to $952 thousand, unfavorable to net income, for the same period in the prior year.  The change was due to increased realized capital losses on investments supporting our investment products.

In the first quarter of 2005, as a result of our annual evaluation of assumptions, we recorded DAC and DSI deceleration (commonly referred to as “DAC and DSI unlocking”) of $7.3 million, which included deceleration of $2.8 million on interest-sensitive and variable life products and deceleration of $4.5 million for variable annuities.  The amortization deceleration on variable annuities was mostly attributable to better than anticipated equity market performance and persistency.

In the first quarter of 2004, the comparable DAC and DSI unlocking was a net deceleration of amortization of $10.2 million.  This deceleration of amortization was the result of favorable projected mortality on our interest-sensitive life products and resulted in the total DAC and DSI amortization being favorable relative to net income.

Operating costs and expenses decreased 7.7% in the first quarter of 2005 compared to the first quarter of 2004.  The decline was primarily attributable to lower guaranty fund assessments and expenses related to taxes, licenses and fees.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at March 31, 2005 is presented in the table below.

(in thousands)	Carrying value	Percent of total

Fixed income securities (1)	$5,755,899	89.2%
Mortgage loans	520,218	8.1
Short-term	133,443	2.1
Policy loans	35,488	0.5
Other	4,818	0.1
Total	$6,449,866	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $5.3 billion.

Total investments increased to $6.45 billion at March 31, 2005 from $6.18 billion at December 31, 2004 due to positive cash flows from operating and financing activities and increased funds associated with securities lending transactions, partially offset by decreased net unrealized gains on fixed income securities.

Total investments at amortized cost related to collateral, due to securities lending transactions, increased to $244 million at March 31, 2005 from $133 million at December 31, 2004.

At March 31, 2005, 96.4% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2, a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at March 31, 2005 were $452.2 million, a decrease of $80.4 million or 15.1% since December 31, 2004.   The net unrealized gain was comprised of $486.6 million of unrealized gains and $34.4 million of unrealized losses at March 31, 2005.  This is compared to a net unrealized gain for the fixed income portfolio totaling $532.7 million at December 31, 2004, comprised of $545.5 million of unrealized gains and $12.8 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2005, $30.6 million or 89.1% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $3.8 million of losses in the fixed income portfolio, $3.2 million or 84.9% were in the corporate fixed income portfolio.  The $3.2 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the utilities, communications and transportation sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

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

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2005			December 31, 2004
(in thousands)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$10,613	$11,508	0.2%	$10,637	$10,813	0.2%
Restructured	5,387	4,505	0.1	5,396	6,151	0.1
Potential problem	11,013	10,845	0.2	11,231	10,539	0.2
Total net carrying value	$27,013	$26,858	0.5%	$27,264	$27,503	0.5%
Cumulative write-downs recognized	$4,606			$4,606

We have experienced a slight decrease in the amortized cost of fixed income securities categorized as problem, restructured and potential problem as of March 31, 2005 compared to December 31, 2004.

We also evaluated each of these securities through our portfolio monitoring process at March 31, 2005 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in thousands)	2005	2004

Write-downs	$(393)	$(639)
Anticipated disposition write-downs	(5,566)	—
Dispositions	(2,457)	1,827
Valuation of derivative instruments	241	(1,184)
Settlement of derivative instruments	2,298	(657)
Realized capital gains and losses, pretax	(5,877)	(653)
Income tax benefit	2,142	219
Realized capital gains and losses, after-tax	$(3,735)	$(434)

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

A changing interest rate environment will also drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view.  Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases.  As a component of our approach to managing portfolio duration, realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the corporation.

Because of rising interest rates, continued asset-liability management strategies and on-going comprehensive reviews of our portfolios, changes were made in the first quarter of 2005 to our duration.  In addition, we also pursued yield enhancement strategies.  These changes primarily resulted in anticipated disposition write-downs of certain securities with unrealized loss positions due to a change in intent to hold these securities until recovery.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in thousands)	March 31, 2005	December 31, 2004

Common stock, retained earnings and other shareholder’s equity items	$497,829	$483,980

Accumulated other comprehensive income	126,002	155,255
Total shareholder’s equity	$623,831	$639,235

Shareholder’s equity declined in the first quarter of 2005 when compared to December 31, 2004, primarily as a result of lower unrealized capital gains, partially offset by net income.

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks and the current level of operating leverage. There have been no changes to our insurance financial strength ratings since December 31, 2004.

Liquidity Sources and Uses   As reflected in our Condensed Statements of Cash Flows, higher operating cash flows in the first quarter of 2005 when compared to the first quarter of 2004 primarily relate to increased interest received and premium collections, partially offset by policy benefits and acquisition costs paid.  Cash flows used in investing activities increased in the first quarter of 2005 due to the investment of higher financing and operating cash flows.

Higher cash flow from financing activities during the first quarter of 2005 when compared to the first quarter of 2004 reflect increased deposits of fixed annuities, partially offset by higher fixed annuity withdrawals.  For quantification of the changes in contractholder funds, see the Results of Operations section of the MD&A.

We have entered into an inter-company loan agreement with the Corporation.  The amount of inter-company loans available to us is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  We had no amounts outstanding under the inter-company loan agreement at March 31, 2005 or December 31, 2004.  The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

Item 4.         Controls and Procedures

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and Regulatory Proceedings and Inquiries” in Note 3 of the Company’s Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6.           Exhibits

(a)          Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

May 6, 2005	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description
10.1	Amendment No. 1 to Automatic Annuity Reinsurance Agreement between Allstate Life Insurance Company of New York and Allstate Life Insurance Company, effective January 1, 2005.

15	Acknowledgement of awareness from Deloitte & Touche LLP dated May 6, 2005, concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1