Form 10-Q
period 2005-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2005-08-08
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes   ☐     No  ☒

As of July 29, 2005 the Registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2005

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues
Premiums	$16,174	$19,969	$36,167	$36,620
Contract charges	15,976	14,576	31,235	28,688
Net investment income	88,503	72,676	174,995	143,071
Realized capital gains and losses	(2,632)	(2,886)	(8,509)	(3,539)
	118,021	104,335	233,888	204,840

Costs and expenses
Contract benefits	42,901	44,916	89,984	87,840
Interest credited to contractholder funds	39,438	30,535	75,664	58,186
Amortization of deferred policy acquisition costs	11,157	8,817	12,088	8,708
Operating costs and expenses	13,078	10,300	22,270	20,258
	106,574	94,568	200,006	174,992

Gain on disposition of operations	1	—	1	1,058

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	11,448	9,767	33,883	30,906

Income tax expense	4,508	3,592	13,058	11,094

Income before cumulative effect of change in accounting principle, after-tax	6,940	6,175	20,825	19,812

Cumulative effect of change in accounting principle, after-tax	—	—	—	(7,586)

Net income	$6,940	$6,175	$20,825	$12,226

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(in thousands, except par value data)	2005	2004
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,451,437 and $5,012,977)	$6,111,363	$5,545,647
Mortgage loans	536,908	480,280
Short-term	66,059	111,509
Policy loans	35,806	34,948
Other	2,399	4,638
Total investments	6,752,535	6,177,022

Cash	2,841	8,624
Deferred policy acquisition costs	254,462	238,173
Accrued investment income	59,460	55,821
Reinsurance recoverables	10,930	8,422
Current income taxes receivable	2,684	367
Other assets	22,647	17,665
Separate Accounts	851,253	792,550
Total assets	$7,956,812	$7,298,644

Liabilities
Reserve for life-contingent contract benefits	$1,911,139	$1,782,451
Contractholder funds	4,135,238	3,802,846
Deferred income taxes	94,191	90,760
Other liabilities and accrued expenses	277,354	180,904
Payable to affiliates, net	10,741	8,831
Reinsurance payable to parent	963	1,067
Separate Accounts	851,253	792,550
Total liabilities	7,280,879	6,659,409
Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	120,000	120,000
Retained income	382,269	361,480
Accumulated other comprehensive income:
Unrealized net capital gains and losses	171,164	155,255
Total accumulated other comprehensive income	171,164	155,255
Total shareholder’s equity	675,933	639,235
Total liabilities and shareholder’s equity	$7,956,812	$7,298,644

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$20,825	$12,226
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(28,457)	(24,511)
Realized capital gains and losses	8,509	3,539
Gain on disposition of operations	(1)	(1,058)
Cumulative effect of change in accounting principle	—	7,586
Interest credited to contractholder funds	75,664	58,186
Changes in:
Life-contingent contract benefits and contractholder funds	17,867	15,929
Deferred policy acquisition costs	(25,822)	(28,212)
Income taxes payable	(7,434)	3,938
Other operating assets and liabilities	(4,438)	11,026
Net cash provided by operating activities	56,713	58,649

Cash flows from investing activities
Proceeds from sales of fixed income securities	303,080	233,910
Investment collections
Fixed income securities	84,532	102,448
Mortgage loans	38,902	6,403
Investment purchases
Fixed income securities	(687,867)	(763,912)
Mortgage loans	(93,054)	(24,474)
Change in short-term investments, net	37,382	4,884
Change in other investments, net	(969)	379
Net cash used in investing activities	(317,994)	(440,362)

Cash flows from financing activities
Contractholder fund deposits	500,093	510,088
Contractholder fund withdrawals	(244,595)	(124,958)
Net cash provided by financing activities	255,498	385,130

Net (decrease) increase in cash	(5,783)	3,417
Cash at beginning of period	8,624	10,731
Cash at end of period	$2,841	$14,148

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.   Basis of Presentation

The accompanying condensed financial statements include the accounts of Allstate Life Insurance Company of New York (the “Company”), a wholly owned subsidiary of Allstate Life Insurance Company (“ALIC”), which is wholly owned by Allstate Insurance Company (“AIC”), a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed financial statements and notes as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2005 presentation, certain amounts in the prior year’s condensed financial statements and notes have been reclassified.

2.   Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Premiums and contract charges
Direct	$36,185	$38,677	$75,855	$73,167
Assumed – non-affiliate	290	117	502	302
Ceded
Affiliate	(1,172)	(1,086)	(2,352)	(2,183)
Non-affiliate	(3,153)	(3,163)	(6,603)	(5,978)
Premiums and contract charges, net of reinsurance	$32,150	$34,545	$67,402	$65,308

The effects of reinsurance on contract benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Contract benefits
Direct	$45,829	$46,370	$94,870	$90,728
Assumed – non-affiliate	96	45	156	78
Ceded
Affiliate	(726)	(1,034)	(1,188)	17
Non-affiliate	(2,298)	(465)	(3,854)	(2,983)
Contract benefits, net of reinsurance	$42,901	$44,916	$89,984	$87,840

In addition to amounts included in the table above are reinsurance premiums ceded to ALIC of $722 thousand and $682 thousand for second quarter of 2005 and 2004, respectively and $1.42 million and $1.35 million for the first six months of 2005 and 2004, respectively, under the terms of the structured settlement annuity reinsurance agreement.  These amounts are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations as the treaty is recorded as a derivative instrument pursuant to the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2005.

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

Legal and Regulatory Proceedings and Inquiries

Background

The Company and certain of its affiliates are named as defendants in a number of lawsuits and other legal proceedings arising out of various aspects of its business.  In addition, from time to time regulatory examinations or inquiries are pending involving the Company.  As background to the “Proceedings” sub-section below, please note the following:

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

•                  For the reasons specified above, it is not possible to make meaningful estimates of the amount or range of loss that could result from these matters at this time.  The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  In the opinion of the Company’s management, while the ultimate liability in some of these matters in excess of amounts currently reserved may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending another action, in which a class was certified, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and has been reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  The outcome of these disputes is currently uncertain.

The Company is currently undergoing a periodic market conduct examination by state insurance regulators.  Regulators are focusing, as they have with other insurers, on the Company’s compliance with the state’s replacement sales and record-keeping processes with regard to life insurance and annuities among other issues.  The ultimate outcome of this examination is currently uncertain.

Other Matters

The Corporation and some of its subsidiaries, including the Company, have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices.  The areas of inquiry include variable annuity market timing and late trading.  The Corporation and some of its subsidiaries, including the Company, have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products.  The Corporation and its subsidiaries have responded and will continue to respond to these inquiries

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

4.   Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
(in thousands)	2005			2004
	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding gains (losses) arising during the period, net of related offsets	$71,377	$(24,982)	$46,395	$(87,752)	$30,712	$(57,040)
Less: reclassification adjustments	1,898	(665)	1,233	(2,631)	919	(1,712)

Other comprehensive income (loss)	$69,479	$(24,317)	45,162	$(85,121)	$29,793	(55,328)

Net income			6,940			6,175
Comprehensive income (loss)			$52,102			$(49,153)

	Six months ended June 30,
(in thousands)	2005			2004
	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding gains (losses) arising during the period, net of related offsets	$17,361	$(6,076)	$11,285	$(51,087)	$17,881	$(33,206)
Less: reclassification adjustments	(7,114)	2,490	(4,624)	(2,400)	840	(1,560)

Other comprehensive income (loss)	$24,475	$(8,566)	15,909	$(48,687)	$17,041	(31,646)

Net income			20,825			12,226
Comprehensive income (loss)			$36,734			$(19,420)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of June 30, 2005, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed statements of cash flows for the six-month periods ended June 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 8, 2005

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

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

OPERATIONS

We will pursue the following to improve return on equity: maintain and develop focused top-tier products, deepen distribution partner relationships, improve our cost structure, advance our enterprise risk management program and leverage the strength of the Allstate brand name across products and distribution channels.  The execution of our business strategies has and may continue to involve simplifying our business model by changing the number and selection of products being marketed, for example, the sale of substantially all of our direct response distribution business in 2004; terminating underperforming distribution relationships; reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies.

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life products and variable and fixed annuities for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates.  As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Premiums
Traditional life	$6,245	$5,746	$12,105	$11,201
Immediate annuities with life contingencies	8,823	13,597	22,042	24,041
Accident and health and other	1,106	626	2,020	1,378
Total premiums	16,174	19,969	36,167	36,620

Contract charges
Interest-sensitive life	10,524	9,982	20,469	19,410
Fixed annuities	1,634	1,495	3,427	3,032
Variable annuities	3,818	3,099	7,339	6,246
Total contract charges	15,976	14,576	31,235	28,688
Premiums and contract charges	$32,150	$34,545	$67,402	$65,308

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Premiums
Allstate agencies	$6,171	$5,654	$11,909	$11,011
Broker dealers	—	—	36	107
Specialized brokers	8,823	13,597	22,005	23,934
Independent agents	1,180	786	2,217	1,485
Direct marketing	—	(68)	—	83
Total premiums	16,174	19,969	36,167	36,620

Contract charges
Allstate agencies	10,218	10,073	19,924	19,556
Broker dealers	2,845	2,611	5,588	5,329
Banks	2,308	902	4,108	1,617
Specialized brokers	487	934	1,398	2,062
Independent agents	118	56	217	124
Total contract charges	15,976	14,576	31,235	28,688

Premiums and contract charges	$32,150	$34,545	$67,402	$65,308

Total premiums declined 19.0% and 1.2% in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004.  In both periods, increased traditional life and accident and health premiums were more than offset by lower premiums on immediate annuities with life contingencies sold through specialized brokers.

Contract charges increased 9.6% and 8.9% in the second quarter and first six months of 2005, respectively, compared to the same periods of 2004.  The increases were primarily due to higher contract charges on variable annuities and interest-sensitive life products and, to a lesser extent, fixed annuities.  Higher variable annuity contract charges were the result of increased average account values during the current periods of 2005 compared to the same periods of 2004, reflecting positive investment results and net deposits on variable annuity and life contracts.  The increase in the interest-sensitive life contract charges were attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits.  Fixed annuity contract charges for the second quarter and first six months of 2005 reflect higher surrender charges compared with the same periods in the prior year.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Contractholder funds, beginning balance	$4,033,796	$2,814,594	$3,802,846	$2,658,325

Impact of adoption of SOP 03-1(1)	—	—	—	2,031

Deposits:
Fixed annuities (immediate and deferred)	187,430	257,012	431,374	402,399
Interest-sensitive life	26,639	26,210	48,826	51,032
Variable annuity and life deposits allocated to fixed accounts	14,870	31,098	33,981	56,657
Total deposits	228,939	314,320	514,181	510,088

Interest credited	42,956	30,235	82,620	57,951

Benefits, withdrawals and other adjustments
Benefits	(17,900)	(11,149)	(34,497)	(19,894)
Surrenders and partial withdrawals	(132,973)	(45,056)	(191,289)	(84,299)
Contract charges	(10,335)	(10,446)	(20,447)	(20,328)
Net transfers to separate accounts	(9,524)	(9,927)	(18,739)	(21,394)
Other adjustments	279	1,515	563	1,606
Total benefits, withdrawals and other adjustments	(170,453)	(75,063)	(264,409)	(144,309)

Contractholder funds, ending balance	$4,135,238	$3,084,086	$4,135,238	$3,084,086

(1)          The increase in contractholder funds due to the adoption of SOP 03-1 reflects the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuities and the reclassification of deferred sales inducements (“DSI”) from contractholder funds to other assets.

Contractholder funds deposits decreased 27.2% in the second quarter and increased slightly in the first six months of 2005 compared to the same periods in 2004.  The decline in the second quarter was due primarily to lower deposits on fixed annuities as a result of increased competition from certificates of deposit.  The slight increase in the first six months was due primarily to higher deposits on deferred fixed annuities resulting from strong competitive position, almost entirely offset by lower variable annuity and life deposits allocated to fixed accounts and, to a lesser extent, decreased deposits on interest-sensitive life products.  Average contractholder funds, excluding the impact of adopting SOP 03-1, increased 38.5% in the second quarter and 38.2% in the first six months of 2005 compared to the same periods in 2004.  Fixed annuity deposits declined 27.1% in the second quarter and increased 7.2% in the first six months of 2005 compared to the same periods in the prior year.  Increases in short-term interest rates without corresponding increases in longer term rates has generally reduced the competitiveness of fixed annuity products relative to shorter term deposit products such as money market funds and certificates of deposit.  A continuation of this environment could reduce the level of expected fixed annuity deposits.

Surrenders and partial withdrawals increased 195.1% in the second quarter and 126.9% in the first six months of 2005 compared to the same periods of 2004 reflecting an annualized withdrawal rate of 13.2% in the second quarter and 10.1% in the first six months of 2005 based on the beginning of period contractholder funds balance.  This compares to an annualized withdrawal rate of 6.4% in second quarter and 6.3% in the first six months of 2004.  The increases in the annualized withdrawal rates were primarily attributable to higher surrenders on the fixed account option on certain variable annuity contracts.  The funds subject to these surrenders were invested in prior years when the crediting rate on our fixed investment option was attractive relative to short-term market interest rates.  Contractholders withdrew their funds at an increased rate due to the rise in short-term market interest rates, which were not accompanied by a structural rise in crediting rates.  Fixed annuity surrenders and withdrawals are also contributing to the increase due to the growth and aging of our in-force business.  Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets.  Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Separate accounts liabilities, beginning balance	$809,274	$686,639	$792,550	$665,875

Variable annuity and life deposits	49,397	59,943	106,228	111,232
Variable annuity and life deposits allocated to fixed accounts	(14,870)	(31,098)	(33,981)	(56,657)
Net deposits	34,527	28,845	72,247	54,575

Investment results	18,081	2,223	6,279	17,603
Contract charges	(3,234)	(2,466)	(6,220)	(4,852)
Net transfers from fixed accounts	9,524	9,927	18,739	21,394
Surrenders and benefits	(16,919)	(14,805)	(32,342)	(44,232)

Separate accounts liabilities, ending balance	$851,253	$710,363	$851,253	$710,363

Separate accounts liabilities increased $58.7 million as of June 30, 2005 compared to December 31, 2004. Variable annuity and life deposits in the second quarter and first six months of 2005 decreased 17.6% and 4.5%, respectively, compared to the same periods in the prior year. However, net deposits increased 19.7% and 32.4% in the second quarter and first six months of 2005, respectively, as the decline in the variable and life deposits was more than offset by a lower percentage of deposits being allocated to fixed accounts.  Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investments options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 21.8% in the three months ended June 30, 2005 and 22.3% in the first six months of 2005 compared to the same periods in 2004. The increases in both periods were primarily due to the effect of higher portfolio balances, partially offset by lower portfolio yields.  Higher portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities and interest-sensitive life policies.  Investments as of June 30, 2005 increased 9.3% from December 31, 2004.  The lower portfolio yields were primarily due to purchases, including reinvestments, of fixed income securities with yields lower than the current portfolio average.

Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004

Premiums	$16,174	$19,969	$36,167	$36,620
Contract charges(1)	15,976	14,573	31,235	28,678
Net investment income	88,503	72,676	174,995	143,071
Periodic settlements and accruals on non-hedge derivative instruments (2)	270	69	484	76
Contract benefits	(42,901)	(44,916)	(89,984)	(87,840)
Interest credited to contractholder funds(3)	(38,733)	(30,155)	(74,727)	(57,802)
Gross margin	39,289	32,216	78,170	62,803

Amortization of DAC and DSI	(10,390)	(8,401)	(13,893)	(6,852)
Operating costs and expenses	(13,078)	(10,300)	(22,270)	(20,258)
Income tax expense	(6,218)	(5,046)	(16,137)	(12,885)
Realized capital gains and losses, after-tax	(1,550)	(1,797)	(5,285)	(2,231)
DAC and DSI amortization expense on realized capital gains and losses, after-tax	(950)	(454)	539	(1,406)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(164)	(43)	(300)	(47)
Gain on disposition of operations, after-tax	1	—	1	688
Cumulative effect of change in accounting principle, after-tax	—	—	—	(7,586)
Net income	$6,940	$6,175	$20,825	$12,226

(1)          Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin.  Amortization of deferred loads related to realized capital gains and losses totaled $3 thousand in the second quarter of 2004 and $10 thousand in the first six months of 2004.  There was no amortization of deferred loads related to realized capital gains and losses in the second quarter and the first six months of 2005.

(2)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)          Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $705 thousand and $380 thousand in the three months ended June 30,  2005 and 2004, respectively, and $937 thousand and $384 thousand in the first six months of 2005 and 2004, respectively.

Gross margin, a non-GAAP measure, represents premiums, contract charges, net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI.  We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and by doing so, appropriately reflect trends in product performance.  We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2005	2004 (4)	2005	2004 (4)	2005	2004 (4)	2005	2004
Premiums	$—	$—	$16,174	$19,969	$—	$—	$16,174	$19,969
Contract charges (1)	—	—	8,185	7,701	7,791	6,872	15,976	14,573
Net investment income	88,503	72,676	—	—	—	—	88,503	72,676
Periodic settlements and accruals on non-hedge derivative instruments (2)	270	69	—	—	—	—	270	69
Contract benefits	(24,754)	(23,905)	(18,147)	(21,011)	—	—	(42,901)	(44,916)
Interest credited to
contractholder funds(3)	(38,733)	(30,155)	—	—	—	—	(38,733)	(30,155)
	$25,286	$18,685	$6,212	$6,659	$7,791	$6,872	$39,289	$32,216

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2005	2004 (4)	2005	2004 (4)	2005	2004 (4)	2005	2004
Premiums	$—	$—	$36,167	$36,620	$—	$—	$36,167	$36,620
Contract charges (1)	—	—	16,030	15,180	15,205	13,498	31,235	28,678
Net investment income	174,995	143,071	—	—	—	—	174,995	143,071
Periodic settlements and accruals on non-hedge derivative instruments (2)	484	76	—	—	—	—	484	76
Contract benefits	(50,161)	(48,581)	(39,823)	(39,259)	—	—	(89,984)	(87,840)
Interest credited to
contractholder funds(3)	(74,727)	(57,802)	—	—	—	—	(74,727)	(57,802)
	$50,591	$36,764	$12,374	$12,541	$15,205	$13,498	$78,170	$62,803

(1)     Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin.  Amortization of deferred loads related to realized capital gains and losses totaled $3 thousand in the second quarter of 2004 and $10 thousand in the first six month of 2004.  There was no amortization of deferred loads related to realized capital gains and losses in the second quarter and the first six months of 2005.

(2)     Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)     Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $705 thousand and $380 thousand in the three months ended June 30,  2005 and 2004, respectively, and $937 thousand and $384 thousand in the first six months of 2005 and 2004, respectively.

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

Gross margin increased 22.0% in the second quarter of 2005 and 24.5% in the first six months of 2005 compared to the same period of 2004.  The increases in both periods were mostly due to higher investment margin.

Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during the fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Annuities	$22,998	$15,903	$46,009	$31,082
Life insurance	2,288	2,782	4,582	5,682
Total investment margin	$25,286	$18,685	$50,591	$36,764

Investment margin increased 35.3% in the second quarter of 2005 and 37.6% in the first six months of 2005 compared to the same periods of 2004 due to increased average contractholder funds, slightly higher investment spreads on investments supporting deferred fixed annuities and increased yields on investments supporting capital, traditional life and other products.

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	5.8%	6.1%	4.6%	4.8%	1.2%	1.3%
Fixed annuities – deferred annuities	5.5	5.6	3.2	3.4	2.3	2.2
Fixed annuities – immediate annuities with and without life contingencies	7.6	7.6	6.8	6.8	0.8	0.8
Investments supporting capital, traditional life and other products	6.2	5.9	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	5.7%	6.2%	4.5%	4.8%	1.2%	1.4%
Fixed annuities – deferred annuities	5.5	5.6	3.2	3.4	2.3	2.2
Fixed annuities – immediate annuities with and without life contingencies	7.5	7.6	6.7	6.8	0.8	0.8
Investments supporting capital, traditional life and other products	6.2	6.0	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Six Months Ended June 30,
(in thousands)	2005	2004
Fixed annuities – immediate annuities with life contingencies	$1,806,477	$1,564,347
Other life contingent contracts and other	104,662	95,106
Reserve for life-contingent contract benefits	$1,911,139	$1,659,453

Interest-sensitive life	$397,691	$342,817
Fixed annuities – deferred annuities	3,218,620	2,227,589
Fixed annuities – immediate annuities without life contingencies	518,584	513,609
Other	343	71
Contractholder funds	$4,135,238	$3,084,086

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

Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004(1)	2005	2004(1)
Life insurance	$8,333	$7,851	$15,524	$15,069
Annuities	(2,121)	(1,192)	(3,150)	(2,528)
Total benefit margin	$6,212	$6,659	$12,374	$12,541

(1)  The prior period has been restated to conform to the current period presentation.

Benefit margin declined 6.7% in the second quarter of 2005 and 1.3% in the first six months of 2005 compared to the same periods of 2004.  The decline in both periods was mostly due to unfavorable mortality experience on immediate annuities with life contingencies, partially offset by growth of our in-force life business.

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

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 23.7% or $1.99 million in the three months ended June 30, 2005 and 102.8% or $7.04 million in the first six months of 2005 compared to the same periods of 2004.  The increases in both periods were primarily the result of higher gross margins on deferred fixed annuities.  For the six-month period, this impact was partially offset by adjustments recorded in connection with our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products.

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

In the prior year, the comparable DAC and DSI unlocking was a net deceleration of amortization of $10.2 million.  This deceleration of amortization was the result of favorable projected mortality on our interest-sensitive life products and resulted in the total DAC and DSI amortization being favorable relative to net income.

Operating costs and expenses increased 27.0% in the three months ended June 30, 2005 and 9.9% in the first six months of 2005 compared to the same periods of 2004.  The increases were primarily attributable to higher technology, distribution and administrative expenses, which were incurred to support growth in the Company’s in-force business.  For the six-month period, these increases were partially offset by lower guaranty fund assessments and expenses related to taxes, licenses and fees in the first quarter of 2005 compared to the first quarter of 2004.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at June 30, 2005 is presented in the table below.

	Carrying	Percent
(in thousands)	value	of total

Fixed income securities (1)	$6,111,363	90.5%
Mortgage loans	536,908	8.0
Short-term	66,059	1.0
Policy loans	35,806	0.5
Other	2,399	—
Total	$6,752,535	100.0%

(1)  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $5.5 billion.

Total investments increased to $6.75 billion at June 30, 2005 from $6.18 billion at December 31, 2004 due to positive cash flows from operating and financing activities, higher unrealized capital gains on fixed income securities and increased funds associated with securities lending transactions.

Total investments at amortized cost related to collateral, due to securities lending transactions, increased to $246 million at June 30, 2005 from $133 million at December 31, 2004.

At June 30, 2005, 96.3% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2, a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at June 30, 2005 were $659.9 million, an increase of $127.3 million or 23.9% since December 31, 2004.  The net unrealized gain was comprised of $668.1 million of unrealized gains and $8.2 million of unrealized losses at June 30, 2005.  This is compared to a net unrealized gain totaling $532.7 million at December 31, 2004, comprised of $545.5 million of unrealized gains and $12.8 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2005, $6.0 million or 73.5% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $2.2 million of losses in the fixed income portfolio, $2.0 million or 94.5% were in the corporate fixed income portfolio.  The $2.0 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the communications, utilities, financial services and transportation sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $919 thousand of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment sellers.  Values in the automobile industry were primarily depressed due to company specific conditions. We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

Our portfolio monitoring process identifies and evaluates fixed income securities whose carrying value may be other than temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  We also recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in thousands)	June 30, 2005			December 31, 2004
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$10,609	11,538	0.2%	$10,637	$10,813	0.2%
Restructured	—	—	—	5,396	6,151	0.1
Potential problem	15,192	15,428	0.2	11,231	10,539	0.2
Total net carrying value	$25,801	26,966	0.4%	$27,264	$27,503	0.5%
Cumulative write-downs recognized	$5,682			$4,606

We evaluated each of these securities through our portfolio monitoring process at June 30, 2005 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Investment write-downs	$(1,076)	$(245)	$(1,469)	$(884)
Dispositions	4,979	(5,866)	(3,044)	(4,039)
Valuation of derivative instruments	(3,719)	2,563	(3,478)	708
Settlement of derivative instruments	(2,816)	662	(518)	676
Realized capital gains and losses, pretax	(2,632)	(2,886)	(8,509)	(3,539)
Income tax benefit	1,082	1,089	3,224	1,308
Realized capital gains and losses, after-tax	$(1,550)	$(1,797)	$(5,285)	$(2,231)

Dispositions in the above table include sales, losses recognized in anticipation of sales and other transactions such as calls and prepayments.  We may sell securities during the period in which fair value has declined below amortized cost.  In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

A changing interest rate environment will also drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view.  Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases.  As a component of our approach to managing portfolio duration, realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

In the first quarter of 2005, because of an anticipated rise in interest rates as well as changes in existing market conditions and long-term asset return assumptions, certain changes were planned within various portfolios.  They included continued asset-liability management strategies; on-going comprehensive reviews of our portfolios; and changes being made to our strategic asset allocation, including a decision to pursue yield enhancement strategies.  At that time we identified, in total, approximately $216 million of securities, all of which were in an unrealized loss position, which we would consider selling to achieve these objectives.  As a result, we recognized $5.6 million of write-downs due to a change in intent to hold these securities until recovery.  Securities related to $1.2 million of the write-downs were sold during the second quarter, and we continue to consider selling securities with a carrying value of approximately $0.3 million having write-downs of $0.1 million.  The remaining securities with $4.3 million of write-downs recognized in the first quarter have been re-designated as being held to recovery within the available-for-sale category, primarily as a consequence of the lower than expected interest rate environment.  Of this amount, $3.7 million of write-downs relates to $158 million of affected securities that were identified in connection with yield enhancement strategies.  The difference between the current carrying value and par value of the re-designated securities will be recognized in net investment income over the remaining life of the securities, pursuant to the guidance in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in thousands)	June 30, 2005	December 31, 2004

Common stock, retained earnings and other shareholder’s equity items	$504,769	$483,980
Accumulated other comprehensive income	171,164	155,255
Total shareholder’s equity	$675,933	$639,235

Shareholder’s equity increased in the first six months of 2005 when compared to December 31, 2004 as a result of net income and higher unrealized net capital gains.

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks and the current level of operating leverage. There have been no changes to our insurance financial strength ratings since December 31, 2004.

Liquidity Sources and Uses   As reflected in our Condensed Statements of Cash Flows, lower operating cash flows in the first six months of 2005 when compared to the first six months of 2004 primarily relate to higher policy benefits and acquisition costs paid and lower premiums, partially offset by increased investment income.  Cash flows used in investing activities decreased in the first six months of 2005 due to the investment of lower financing and operating cash flows.

Lower cash flow from financing activities during the first six months of 2005 when compared to the first six months of 2004 reflect lower variable annuity and life deposits allocated to fixed accounts and higher fixed annuity withdrawals, partially offset by higher deposits on fixed annuities.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have entered into an inter-company loan agreement with the Corporation.  The amount of inter-company loans available to us is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  We had no amounts outstanding under the inter-company loan agreement at June 30, 2005 or December 31, 2004.  The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below) and are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption “Forward-Looking Statements and Risk Factors”.

Actions taken to simplify our business model and improve profitability may not be successful and may result in losses and costs

We are pursuing strategies intended to improve our return on equity.  Actions that we have taken and may continue to take include changing the number and selection of products being marketed, terminating underperforming distribution relationships, reducing policy administration software systems, and other actions that we may determine are appropriate to successfully execute our business strategies.  The actions that we have taken and may take in the future may not achieve their intended outcome and could result in lower premiums and contract charges, restructuring costs, losses on disposition or losses related to the discontinuance of individual products or distribution relationships.

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products

Our ability to manage the investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or sold may be reinvested at lower yields, reducing investment margin.  Lowering interest-crediting rates can offset decreases in investment margin on some products.  However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields.  Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products.  Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits.  Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the investment asset values are lower as a result of the increase in interest rates.  For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields.  We may react to market conditions by increasing crediting rates, which could narrow spreads.  Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allstate Life Insurance Company of New York
(Registrant)

August 8, 2005	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of the registrant)

Exhibit No.	Description
10.1

Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates, effective January 1, 2004, and effective March 5, 2005 with respect to Allstate Life Insurance Company of New York. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005.

10.2

New York Insurer Supplement to Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005.

15	Acknowledgement of awareness from Deloitte & Touche LLP dated August 8, 2005, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1