Form 10-Q
period 2005-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2005-11-07
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

As of October 31, 2005 the Registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2005

		Page
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004 (unaudited)	3

	Condensed Statements of Financial Position as of September 30, 2005 (unaudited) and December 31, 2004	4

	Condensed Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2005 and 2004 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

	Report of Independent Registered Public Accounting Firm	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 6.	Exhibits	27

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues
Premiums	$16,580	$24,800	$52,747	$61,420
Contract charges	16,781	15,446	48,016	44,134
Net investment income	89,853	77,126	264,848	220,197
Realized capital gains and losses	4,531	(4,805)	(3,978)	(8,344)
	127,745	112,567	361,633	317,407

Costs and expenses
Contract benefits	41,904	50,474	131,888	138,314
Interest credited to contractholder funds	39,523	34,253	115,187	92,439
Amortization of deferred policy acquisition costs	15,878	6,590	27,966	15,298
Operating costs and expenses	10,014	10,004	32,284	30,262
	107,319	101,321	307,325	276,313

Gain on disposition of operations	—	—	1	1,058

Income from operations before income tax expense and cumulative effect of change in accounting principle, after-tax	20,426	11,246	54,309	42,152

Income tax expense	6,863	3,644	19,921	14,738

Income before cumulative effect of change in accounting principle, after-tax	13,563	7,602	34,388	27,414

Cumulative effect of change in accounting principle, after-tax	—	—	—	(7,586)

Net income	$13,563	$7,602	$34,388	$19,828

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,515,539 and $5,012,977)	$6,004,454	$5,545,647
Mortgage loans	600,038	480,280
Short-term	118,742	111,509
Policy loans	36,330	34,948
Other	3,348	4,638
Total investments	6,762,912	6,177,022

Cash	7,305	8,624
Deferred policy acquisition costs	300,643	238,173
Accrued investment income	61,560	55,821
Reinsurance recoverables	10,987	8,422
Current income taxes receivable	—	367
Other assets	31,801	17,665
Separate Accounts	898,600	792,550
Total assets	$8,073,808	$7,298,644

Liabilities
Reserve for life-contingent contract benefits	$1,859,240	$1,782,451
Contractholder funds	4,228,371	3,802,846
Deferred income taxes	80,361	90,760
Other liabilities and accrued expenses	344,263	180,904
Payable to affiliates, net	7,417	8,831
Reinsurance payable to parent	—	1,067
Current income taxes payable	1,195	—
Separate Accounts	898,600	792,550
Total liabilities	7,419,447	6,659,409

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	120,000	120,000
Retained income	395,832	361,480
Accumulated other comprehensive income:
Unrealized net capital gains and losses	136,029	155,255
Total accumulated other comprehensive income	136,029	155,255
Total shareholder’s equity	654,361	639,235
Total liabilities and shareholder’s equity	$8,073,808	$7,298,644

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2005	2004
	(unaudited)
Cash flows from operating activities
Net income	$34,388	$19,828
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(43,805)	(37,624)
Realized capital gains and losses	3,978	8,344
Gain on disposition of operations	(1)	(1,058)
Cumulative effect of change in accounting principle	—	7,586
Interest credited to contractholder funds	115,187	92,439
Changes in:
Reserve for life-contingent contract benefits and contractholder funds	23,505	28,950
Deferred policy acquisition costs	(25,464)	(47,149)
Income taxes payable	1,535	10,519
Other operating assets and liabilities	(14,564)	(426)
Net cash provided by operating activities	94,759	81,409

Cash flows from investing activities
Proceeds from sales of fixed income securities	394,169	342,905
Investment collections
Fixed income securities	125,606	145,165
Mortgage loans	44,886	21,129
Investment purchases
Fixed income securities	(837,268)	(1,204,327)
Mortgage loans	(162,189)	(74,900)
Change in short-term investments, net	14,201	7,581
Change in other investments, net	365	1,203
Net cash used in investing activities	(420,230)	(761,244)

Cash flows from financing activities
Contractholder fund deposits	681,725	895,148
Contractholder fund withdrawals	(357,573)	(201,040)
Net cash provided by financing activities	324,152	694,108

Net (decrease) increase in cash	(1,319)	14,273
Cash at beginning of period	8,624	10,731
Cash at end of period	$7,305	$25,004

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   General

Basis of Presentation

The accompanying condensed financial statements include the accounts of Allstate Life Insurance Company of New York (the “Company”), a wholly owned subsidiary of Allstate Life Insurance Company (“ALIC”), which is wholly owned by Allstate Insurance Company (“AIC”), a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed financial statements and notes as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2005 presentation, certain amounts in the prior year’s condensed financial statements and notes have been reclassified.

Pending accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1")

In November 2005, the Financial Accounting Standards Board ("FASB") issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material impact on the Company's Condensed Statements of Operations or Financial Position.

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants issued SOP 05-1.   SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract.  Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract.  Nonintegrated contract features are accounted for as separately issued contracts.  Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The Company’s accounting policy for internal replacements is generally consistent with the accounting guidance prescribed in SOP 05–1; therefore, the SOP is not expected to have a material impact on the Company’s Condensed Statements of Operations or Financial Position.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS No.  154”)

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable.  SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.  SFAS No. 154 is not expected to have a material impact on the Company’s Condensed Statements of Operations or Financial Position.

2.   Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Premiums and contract charges
Direct	$37,036	$43,167	$112,891	$116,334
Assumed – non-affiliate	200	84	702	386
Ceded
Affiliate	(1,186)	8	(3,538)	(2,175)
Non-affiliate	(2,689)	(3,013)	(9,292)	(8,991)
Premiums and contract charges, net of reinsurance	$33,361	$40,246	$100,763	$105,554

The effects of reinsurance on contract benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Contract benefits
Direct	$43,068	$52,576	$137,938	$143,304
Assumed – non-affiliate	93	57	249	135
Ceded
Affiliate	(28)	(283)	(1,216)	(266)
Non-affiliate	(1,229)	(1,876)	(5,083)	(4,859)
Contract benefits, net of reinsurance	$41,904	$50,474	$131,888	$138,314

In addition to amounts included in the table above are reinsurance premiums ceded to ALIC of $738 thousand and $685 thousand for the third quarters of 2005 and 2004, respectively, and $2.16 million and $2.04 million for the first nine months of 2005 and 2004, respectively, under the terms of the structured settlement annuity reinsurance agreement.  These amounts are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations as the treaty is recorded as a derivative instrument pursuant to the requirements of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2005.

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

Legal and Regulatory Proceedings and Inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business.  As background to the “Proceedings” sub-section below, please note the following:

•      These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to, the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise and, in some cases, the timing of their resolutions relative to other similar matters involving other companies; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

•      In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages.  Often specific information about the type of relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  In our experience, monetary demands in pleadings bear little relation to the ultimate loss, if any, to the Company.

•      In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution, and changes in business practices.  The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

•       For the reasons specified above, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection.  The Company reviews these matters on an on-going basis and follows the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions.  When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•      In the opinion of the Company’s management, while the ultimate liability in some of the matters described below in the “Proceedings” subsection in excess of amounts currently reserved may be material to the Company’s operating results for any particular period if an unfavorable outcome results, none will have a material adverse effect on the financial condition of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization.  AIC is also defending a certified class action, filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages.  In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also “concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order.  The case otherwise remains pending.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  The outcome of these disputes is currently uncertain.

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

4.             Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended September 30,
(in thousands)	2005			2004
	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding (losses) gains arising during the period, net of related offsets	$(52,711)	$18,448	$(34,263)	$64,736	$(22,658)	$42,078
Less: reclassification adjustments	1,342	(470)	872	(4,849)	1,697	(3,152)

Other comprehensive (loss) income	$(54,053)	$18,918	(35,135)	$69,585	$(24,355)	45,230

Net income			13,563			7,602
Comprehensive (loss) income			$(21,572)			$52,832

	Nine months ended September 30,
(in thousands)	2005			2004
	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding (losses) gains arising during the period, net of related offsets	$(35,327)	$12,364	$(22,963)	$14,564	$(5,098)	$9,466
Less: reclassification adjustments	(5,749)	2,012	(3,737)	(6,334)	2,217	(4,117)

Other comprehensive (loss) income	$(29,578)	$10,352	(19,226)	$20,898	$(7,315)	13,583

Net income			34,388			19,828
Comprehensive income			$15,162			$33,411

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of September 30, 2005, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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
November 7, 2005

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS
ENDED SEPTEMBER 30, 2005 AND 2004

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

OPERATIONS

We are pursuing the following actions and strategies to improve return on equity: maintaining and developing focused top-tier products, deepening distribution partner relationships, improving our cost structure, advancing our enterprise risk management program and leveraging the strength of the Allstate brand name across products and distribution channels.  The execution of our business strategies has and may continue to involve simplifying our business model by changing the number and selection of products being marketed, for example, the sale of our direct response distribution business in 2004; terminating underperforming distribution relationships; reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies.

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Premiums
Traditional life	$6,387	$6,838	$18,492	$18,039
Immediate annuities with life contingencies	9,115	17,263	31,157	41,304
Accident and health and other	1,078	699	3,098	2,077
Total premiums	16,580	24,800	52,747	61,420

Contract charges
Interest-sensitive life	10,735	10,611	31,204	30,021
Fixed annuities	1,712	1,462	5,139	4,494
Variable annuities	4,334	3,373	11,673	9,619
Total contract charges	16,781	15,446	48,016	44,134
Premiums and contract charges	$33,361	$40,246	$100,763	$105,554

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Premiums
Allstate agencies	$6,248	$6,731	$18,157	$17,742
Broker dealers	—	—	36	107
Specialized brokers	9,116	17,262	31,121	41,196
Independent agents	1,216	865	3,433	2,350
Direct marketing	—	(58)	—	25
Total premiums	16,580	24,800	52,747	61,420

Contract charges
Allstate agencies	10,324	10,201	30,248	29,757
Broker dealers	3,197	2,717	8,785	8,046
Banks	2,597	1,680	6,705	3,297
Specialized brokers	534	782	1,932	2,844
Independent agents	129	66	346	190
Total contract charges	16,781	15,446	48,016	44,134
Premiums and contract charges	$33,361	$40,246	$100,763	$105,554

Total premiums declined 33.1% and 14.1% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004. In both periods the decrease was primarily the result of lower premiums on immediate annuities with life contingencies.

Contract charges increased 8.6% and 8.8% in the third quarter and first nine months of 2005, respectively, compared to the same periods of 2004.  The increases were due to higher contract charges on variable annuities, interest-sensitive life products and fixed annuities.  Higher variable annuity contract charges were the result of increased average account values during the current periods of 2005 compared to the same periods of 2004, reflecting positive investment results and net deposits on variable annuity and life contracts.  The increase in the interest-sensitive life contract charges were attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits.  Fixed annuity contract charges for the third quarter and first nine months of 2005 reflect higher surrender charges compared with the same periods in the prior year.

Contractholder funds represent interest-bearing liabilities arising from the sale of fixed annuities,  interest-sensitive life and variable annuity and life deposits allocated to fixed accounts.  The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Contractholder funds, beginning balance	$4,135,238	$3,084,086	$3,802,846	$2,658,325

Impact of adoption of SOP 03-1(1)	—	—	—	2,031

Deposits:
Fixed annuities (immediate and deferred)	136,486	340,560	567,860	742,959
Interest-sensitive life	25,216	24,937	74,042	75,969
Variable annuity and life deposits allocated to fixed accounts	12,341	19,562	46,322	76,219
Total deposits	174,043	385,059	688,224	895,147

Interest credited	42,241	34,124	124,861	92,075

Benefits, withdrawals and other adjustments
Benefits	(21,260)	(12,315)	(55,757)	(32,209)
Surrenders and partial withdrawals	(81,088)	(54,485)	(272,377)	(138,784)
Contract charges	(10,429)	(10,756)	(30,876)	(31,084)
Net transfers to separate accounts	(10,656)	(9,388)	(29,395)	(30,782)
Other adjustments	282	594	845	2,200
Total benefits, withdrawals and other adjustments	(123,151)	(86,350)	(387,560)	(230,659)
Contractholder funds, ending balance	$4,228,371	$3,416,919	$4,228,371	$3,416,919

(1)   The increase in contractholder funds due to the adoption of SOP 03-1 reflects the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuities and the reclassification of deferred sales inducements (“DSI”) from contractholder funds to other assets.

Contractholder funds deposits decreased 54.8% and 23.1% in the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004.  The decline in both periods was primarily the result of lower deposits on fixed annuities.  Fixed annuity deposits declined 59.9% and 23.6% in the third quarter and first nine months of 2005, respectively, due to lower consumer demand and our continued focus on achieving higher returns.  In addition, the comparison to the prior year was impacted by our promotional pricing of a new product offering in the third quarter of 2004. Increases in short-term interest rates without corresponding increases in longer term rates have generally reduced the competitiveness of fixed annuity products relative to shorter-term deposit products such as money market funds and certificates of deposit.  A continuation of this environment will impact the level of expected fixed annuity deposits.  Average contractholder funds increased 28.7% in the third quarter and 32.2% in the first nine months of 2005 compared to the same periods in 2004.

Surrenders and partial withdrawals increased 48.8% in the third quarter and 96.3% in the first nine months of 2005 compared to the same periods of 2004 reflecting an annualized withdrawal rate of 7.8% in the third quarter and 9.5% in the first nine months of 2005 based on the beginning of period contractholder funds balance.  This compares to an annualized withdrawal rate of 7.1% in third quarter and 7.0% in the first nine months of 2004.  These increases were primarily attributable to higher surrenders on the fixed account option on certain variable annuity contracts.  The funds subject to these surrenders were invested in prior years when the crediting rate on our fixed investment option was attractive relative to short-term market interest rates.  Contractholders withdrew their funds at an increased rate due to the rise in short-term market interest rates, which were not accompanied by a structural rise in crediting rates.  Fixed annuity surrenders and withdrawals are also contributing to the increase due to the growth and aging of our in-force business.  Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets.   Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Separate accounts liabilities, beginning balance	$851,253	$710,363	$792,550	$665,875

Variable annuity and life deposits	38,562	40,179	144,790	151,411
Variable annuity and life deposits allocated to fixed accounts	(12,341)	(19,562)	(46,322)	(76,219)
Net deposits	26,221	20,617	98,468	75,192

Investment results	32,821	(5,992)	39,100	11,611
Contract charges	(3,469)	(2,614)	(9,689)	(7,466)
Net transfers from fixed accounts	10,656	9,388	29,395	30,782
Surrenders and benefits	(18,882)	(21,337)	(51,224)	(65,569)

Separate accounts liabilities, ending balance	$898,600	$710,425	$898,600	$710,425

Separate accounts liabilities increased $106.1 million as of September 30, 2005 compared to December 31, 2004. Variable annuity and life deposits in the third quarter and first nine months of 2005 decreased 4.0% and 4.4%, respectively, compared to the same periods in the prior year. However, net deposits increased 27.2% and 31.0% in the third quarter and first nine months of 2005, respectively, as the decline in the variable annuity and life deposits was more than offset by a lower amount of deposits being allocated to fixed accounts.  Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option.  The level of this activity is reflected above in the deposits allocated to the fixed accounts, while all other transfer activity between the fixed and separate accounts investments options is reflected in net transfers from fixed accounts.  The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

Net investment income increased 16.5% in the three months ended September 30, 2005 and 20.3% in the first nine months of 2005 compared to the same periods in 2004. The increases in both periods were primarily due to the effect of higher portfolio balances, partially offset by declining portfolio yields.  Portfolio balances as of September 30, 2005 increased 9.5% from December 31, 2004.

Net income analysis is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004

Premiums	$16,580	$24,800	$52,747	$61,420
Contract charges(1)	16,776	15,443	48,011	44,121
Net investment income	89,853	77,126	264,848	220,197
Periodic settlements and accruals on non-hedge derivative instruments (2)	289	141	773	217
Contract benefits	(41,904)	(50,474)	(131,888)	(138,314)
Interest credited to contractholder funds(3)	(38,780)	(34,110)	(113,507)	(91,912)
Gross margin	42,814	32,926	120,984	95,729

Amortization of DAC and DSI	(13,025)	(7,787)	(26,918)	(14,639)
Operating costs and expenses	(10,014)	(10,004)	(32,284)	(30,262)
Income tax expense	(6,580)	(5,037)	(22,717)	(17,922)
Realized capital gains and losses, after-tax	2,795	(3,067)	(2,490)	(5,298)
DAC and DSI amortization expense on realized capital gains and losses, after-tax	(2,243)	661	(1,704)	(745)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(184)	(90)	(484)	(137)
Gain on disposition of operations, after-tax	—	—	1	688
Cumulative effect of change in accounting principle, after-tax	—	—	—	(7,586)
Net income	$13,563	$7,602	$34,388	$19,828

(1)   Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin.  Amortization of deferred loads related to realized capital gains and losses totaled $5 thousand and $3 thousand in the third quarter of 2005 and 2004, respectively and $5 thousand and $13 thousand in the first nine months of 2005 and 2004, respectively.

(2)   Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)   Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $743 thousand and $143 thousand in the three months ended September 30, 2005 and 2004, respectively, and $1.68 million and $527 thousand in the first nine months of 2005 and 2004, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2005	2004 (4)	2005	2004 (4)	2005	2004 (4)	2005	2004

Premiums	$—	$—	$16,580	$24,800	$—	$—	$16,580	$24,800
Contract charges (1)	—	—	8,417	7,661	8,359	7,782	16,776	15,443
Net investment income	89,853	77,126	—	—	—	—	89,853	77,126
Periodic settlements and accruals on non-hedge derivative instruments (2)	289	141	—	—	—	—	289	141
Contract benefits	(25,466)	(24,519)	(16,438)	(25,955)	—	—	(41,904)	(50,474)
Interest credited to contractholder funds(3)	(38,780)	(34,110)	—	—	—	—	(38,780)	(34,110)
	$25,896	$18,638	$8,559	$6,506	$8,359	$7,782	$42,814	$32,926

	Nine Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2005	2004 (4)	2005	2004 (4)	2005	2004 (4)	2005	2004

Premiums	$—	$—	$52,747	$61,420	$—	$—	$52,747	$61,420
Contract charges (1)	—	—	24,447	22,841	23,564	21,280	48,011	44,121
Net investment income	264,848	220,197	—	—	—	—	264,848	220,197
Periodic settlements and accruals on non-hedge derivative instruments (2)	773	217	—	—	—	—	773	217
Contract benefits	(75,627)	(73,100)	(56,261)	(65,214)	—	—	(131,888)	(138,314)
Interest credited to contractholder funds(3)	(113,507)	(91,912)	—	—	—	—	(113,507)	(91,912)
	$76,487	$55,402	$20,933	$19,047	$23,564	$21,280	$120,984	$95,729

(1)  Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin.  Amortization of deferred loads related to realized capital gains and losses totaled $5 thousand and $3 thousand in the third quarter of 2005 and 2004, respectively, and $5 thousand and $13 thousand in the first nine months of 2005 and 2004, respectively.

(2)  Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)  Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin.  Amortization of DSI totaled $743 thousand and $143 thousand in the three months ended September 30, 2005 and 2004, respectively, and $1.68 million and $527 thousand in the first nine months of 2005 and 2004, respectively.

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

Gross margin increased 30.0% in the third quarter of 2005 and 26.4% in the first nine months of 2005 compared to the same periods of 2004.  The increases in both periods were mostly due to higher investment margin.

Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin.  We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during the fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Annuities	$23,562	$16,281	$69,571	$47,363
Life insurance	2,334	2,357	6,916	8,039
Total investment margin	$25,896	$18,638	$76,487	$55,402

Investment margin increased 38.9% in the third quarter of 2005 and 38.1% in the first nine months of 2005 compared to the same periods of 2004 due primarily to higher average contractholder funds, an improved weighted average investment spread on deferred annuities and increased yields on investments supporting capital, traditional life and other products.

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	5.6%	6.0%	4.5%	4.9%	1.1%	1.1%
Fixed annuities – deferred annuities	5.4	5.6	3.2	3.6	2.2	2.0
Fixed annuities – immediate annuities with and without life contingencies	7.4	7.6	6.7	6.8	0.7	0.8
Investments supporting capital, traditional life and other products	6.4	6.2	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2005	2004	2005	2004	2005	2004
Interest-sensitive life	5.7%	6.1%	4.5%	5.0%	1.2%	1.1%
Fixed annuities – deferred annuities	5.4	5.6	3.1	3.5	2.3	2.1
Fixed annuities – immediate annuities with and without life contingencies	7.5	7.6	6.7	6.8	0.8	0.8
Investments supporting capital, traditional life and other products	6.3	6.1	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Nine Months Ended September 30,
(in thousands)	2005	2004
Fixed annuities – immediate annuities with life contingencies	$1,752,353	$1,662,072
Other life contingent contracts and other	106,887	98,262
Reserve for life-contingent contract benefits	$1,859,240	$1,760,334

Interest-sensitive life	$412,136	$356,309
Fixed annuities – deferred annuities	3,289,970	2,531,923
Fixed annuities – immediate annuities without life contingencies	526,603	528,609
Other	(338)	78
Contractholder funds	$4,228,371	$3,416,919

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

Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004(1)	2005	2004(1)
Life insurance	$9,958	$8,351	$25,482	$23,420
Annuities	(1,399)	(1,845)	(4,549)	(4,373)
Total benefit margin	$8,559	$6,506	$20,933	$19,047

(1)       The prior period has been restated to conform to the current period presentation.

Benefit margin increased 31.6% in the third quarter of 2005 and 9.9% in the first nine months of 2005 compared to the same periods of 2004.  The increase in the third quarter of 2005 compared to the same period in the prior year was mostly due to improved mortality experience and growth on life insurance products. In addition, mortality experience on immediate annuities with life contingencies was more favorable in the third quarter of 2005 compared to the same period in the prior year, but was increasingly unfavorable in the first nine months of 2005 compared to the same period in the prior year.

Upon the adoption of Statement of Position No. 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”, on January 1, 2004, reserves were established for death and income benefits provided under variable annuities and other secondary guarantees.  Annuity benefit margin will continue to be adversely impacted by life-contingent immediate annuities whose benefit payments are anticipated to extend beyond their original pricing expectations.  The annuity benefit margin in future periods will fluctuate based on the timing of annuitant deaths on these life-contingent immediate annuities and the annual evaluation of assumptions used in our valuation models for variable annuity guarantees.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 67.3% in the three months ended September 30, 2005 and 83.9% in the first nine months of 2005 compared to the same periods of 2004 as a result of higher gross margin primarily from the growth in our annuity investment margin.  For the nine-month period, the variance was favorably impacted by adjustments recorded in connection with our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, including variable and fixed annuities and interest-sensitive and variable life products.

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

In the prior year, the comparable DAC and DSI unlocking was a net deceleration of amortization of $10.2 million.  This deceleration of amortization was the result of favorable projected mortality on our interest-sensitive life products.

Operating costs and expenses remained consistent in the three months ended September 30, 2005 compared to the same period in 2004 as lower marketing and compensation costs offset the growth in technology and administrative expenses used to support in-force business growth. The 6.7% increase in the first nine months of 2005 compared to the same periods of 2004 is primarily attributable to higher technology, distribution, marketing and administrative expenses incurred to support growth in in-force business.  For the nine-month period, these increases were partially offset by lower guaranty fund assessments and expenses related to taxes, licenses and fees in the first quarter of 2005 compared to the first quarter of 2004.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at September 30, 2005 is presented in the table below.

	Carrying	Percent
(in thousands)	value	of total

Fixed income securities (1)	$6,004,454	88.8%
Mortgage loans	600,038	8.9
Short-term	118,742	1.8
Policy loans	36,330	0.5
Other	3,348	—
Total	$6,762,912	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $5.52 billion.

Total investments increased to $6.76 billion at September 30, 2005 from $6.18 billion at December 31, 2004 due to positive cash flows from operating and financing activities and increased funds associated with securities lending transactions, partially offset by lower unrealized capital gains on fixed income securities.

Total investments at amortized cost related to collateral, due to securities lending transactions, increased to $302 million at September 30, 2005 from $133 million at December 31, 2004.

At September 30, 2005, 96.4% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2, a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at September 30, 2005 were $488.9 million, a decrease of $43.8 million or 8.2% since December 31, 2004.   The net unrealized gain was comprised of $517.8 million of unrealized gains and $28.9 million of unrealized losses at September 30, 2005.  This is compared to a net unrealized gain totaling $532.7 million at December 31, 2004, comprised of $545.5 million of unrealized gains and $12.8 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2005, $26.6 million or 92.1% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  Of the remaining $2.3 million of losses in the fixed income portfolio, $2.2 million or 98.4% were in the corporate fixed income portfolio.  The $2.2 million of corporate fixed income gross unrealized losses were primarily comprised of securities in the financial services, communications, and capital and consumer goods sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.  Approximately $1.3 million of the total gross unrealized losses in the corporate fixed income portfolio were associated with the automobile industry, which includes direct debt issuances of automobile manufacturers, captive automotive financing companies and automobile parts and equipment suppliers, which are reported in the consumer goods and financial services sectors.  Values in the automobile industry were primarily depressed due to company specific conditions. We expect eventual recovery of these securities.  Every security was included in our portfolio monitoring process.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in thousands)	September 30, 2005			December 31, 2004
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$14,535	$16,313	0.3%	$10,637	$10,813	0.2%
Restructured	—	—	—	5,396	6,151	0.1
Potential problem	5,793	5,773	0.1	11,231	10,539	0.2
Total net carrying value	$20,328	$22,086	0.4%	$27,264	$27,503	0.5%
Cumulative write-downs recognized	$5,381			$4,606

We have experienced a decrease in securities categorized as potential problem as of September 30, 2005 compared to December 31, 2004.  The decrease was primarily related to the removal of a security due to improving conditions.

We evaluated each of these securities through our portfolio monitoring process at September 30, 2005 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Investment write-downs	$1	$(2,518)	$(1,468)	$(3,402)
Dispositions	1,341	739	(1,703)	(3,300)
Valuation of derivative instruments	457	(3,934)	(3,021)	(3,226)
Settlement of derivative instruments	2,732	908	2,214	1,584
Realized capital gains and losses, pretax	4,531	(4,805)	(3,978)	(8,344)
Income tax (expense) benefit	(1,736)	1,738	1,488	3,046
Realized capital gains and losses, after-tax	$2,795	$(3,067)	$(2,490)	$(5,298)

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

Because of changes in existing market conditions and asset return assumptions, certain changes are planned within the investment portfolio impacting approximately $20 million of securities at the end of the third quarter of 2005. These changes result from continued asset-liability management strategies, on-going comprehensive reviews of our portfolios, and changes being made to our strategic asset allocations. Approximately $14 million of these securities were in an unrealized loss position and, therefore, with the change in our intent to hold these investments, we recognized $0.5 million of anticipated disposition write-downs during the quarter.

In the first quarter of 2005, because of an anticipated rise in interest rates, as well as changes in existing market conditions and long-term asset return assumptions, certain changes were planned within various portfolios. They included continued asset-liability management strategies; on-going comprehensive reviews of our portfolios; and changes being made to our strategic asset allocations, including a decision to pursue yield enhancement strategies.  At that time, we identified, in total, approximately $216 million of securities, all of which were in an unrealized loss position, which we would consider selling to achieve these objectives.  As a result, we recognized $6 million of write-downs due to a change in intent to hold these securities until recovery.  Securities totaling $36 million with write-downs of $1 million were sold and we continue to consider selling securities with a carrying value of approximately $0.3 million with write-downs of $0.1 million.  The remaining $180 million of securities with write-downs of $4 million have been re-designated as being held to recovery within the available-for-sale category, primarily as a consequence of the lower than expected interest rate environment.  The difference between the current carrying value and par value of the re-designated securities will be recognized in net investment income over the remaining life of the securities, pursuant to the guidance in Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in thousands)	September 30, 2005	December 31, 2004

Common stock, retained earnings and other shareholder’s equity items	$518,332	$483,980
Accumulated other comprehensive income	136,029	155,255
Total shareholder’s equity	$654,361	$639,235

Shareholder’s equity increased in the first nine months of 2005 when compared to December 31, 2004 primarily as a result of net income, partially offset by lower unrealized net capital gains.

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, Allstate Insurance Company’s (“AIC”) ratings, Allstate Life Insurance Company’s (“ALIC”) ratings and other factors. There have been no changes to our insurance financial strength ratings since December 31, 2004.

In connection with developments at AIC, in October 2005, Standard & Poor’s affirmed the AA insurance financial strength ratings of the Company and ALIC, with a revised rating outlook of ‘Negative’ (from ‘Stable’).  Also in October 2005, Moody’s affirmed the Aa2 insurance financial strength ratings of the Company and ALIC. Furthermore, in November 2005, A.M. Best affirmed the A+ insurance financial strength ratings of the Company and ALIC.

Liquidity Sources and Uses   As reflected in our Condensed Statements of Cash Flows, higher operating cash flows in the first nine months of 2005 when compared to the first nine months of 2004 primarily relate to higher net investment income, partially offset by higher income taxes paid.  Cash flows used in investing activities decreased in the first nine months of 2005 , as the increase in operating cash flows was more than offset by lower financing cash flows.

Lower cash flow from financing activities during the first nine months of 2005 when compared to the first nine months of 2004 reflect lower deposits on fixed annuities and higher fixed annuity withdrawals.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have entered into an inter-company loan agreement with the Corporation.  The amount of inter-company loans available to us is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  We had no amounts outstanding under the inter-company loan agreement at September 30, 2005 or December 31, 2004.  The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

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

A decrease in our financial strength ratings may have an adverse effect on our competitive position.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control. The insurance financial strength ratings of both AIC and ALIC are A+, AA and Aa2 from A.M. Best, Standard and Poor’s and Moody’s, respectively.  Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured.  A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Actions taken to simplify our business model and improve profitability may not be successful and may result in losses and costs.

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

Changes in market interest rates may lead to a significant decrease in the sales and profitability of spread-based products.

Our ability to manage the investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates.  As interest rates decrease or remain at low levels, proceeds from investments that have matured or that have been prepaid or sold may be reinvested at lower yields, reducing investment margin.  Lowering interest-crediting rates can offset decreases in investment margin on some products.  However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields.  Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products.  Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits.  Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when the investment asset values are lower as a result of the increase in interest rates.  For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields.  We may react to market conditions by increasing crediting rates, which could narrow spreads.  Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allstate Life Insurance Company of New York
(Registrant)

November 7, 2005	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of the registrant)

Exhibit No.	Description

15	Acknowledgement of awareness from Deloitte & Touche LLP dated November 7, 2005, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1