Form 10-K
period 2005-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2006-03-13
CIK 839759

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

INDICATE BY CHECK MARK IF REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT. YES / / NO /X/

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES ACT.
YES / /   NO /X/

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE.
LARGE ACCELERATED FILER         ACCELERATED FILER         NON-ACCELERATED FILER
        / /                            / /                          /X/

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES / / NO /X/

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 10, 2006, THE REGISTRANT HAD 100,000 COMMON SHARES, $25 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
PART I
Item 1.    Business                                                                                       1
Item 1A.   Risk Factors                                                                                   2
Item 2.    Properties                                                                                     2
Item 3.    Legal Proceedings                                                                              2
Item 4.    Submission of Matters to a Vote of Security Holders *                                        N/A
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
           Purchases of Equity Securities                                                                 3
Item 6.    Selected Financial Data *                                                                    N/A
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations          4
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                    33
Item 8.    Financial Statements and Supplementary Data                                                   34
Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure           69
Item 9A.   Controls and Procedures                                                                       69
Item 9B.   Other Information                                                                             69
PART III
Item 10.   Directors and Executive Officers of the Registrant *                                         N/A
Item 11.   Executive Compensation *                                                                     N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters*                                                                         N/A
Item 13.   Certain Relationships and Related Transactions *                                             N/A
Item 14.   Principal Accountant Fees and Services                                                        70
PART IV
Item 15.   Exhibits and Financial Statement Schedules                                                    71
           Signatures                                                                                    74
           Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d)
           of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered
           Securities Pursuant to Section 12 of the Securities Exchange Act of 1934                      75
           Financial Statement Schedules                                                                S-1

           * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Allstate Life Insurance Company of New York ("Allstate Life of New York", "ALNY", the "Company", "we", "us" or "our") was incorporated in 1967 as a stock life insurance company under the laws of the State of New York. In 1984, ALNY was purchased by Allstate Life Insurance Company ("ALIC"). Allstate Life of New York is a wholly owned subsidiary of ALIC, a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company ("AIC") is owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate (R)" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of 14,100 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2004 statutory premiums earned. In addition, it is the nation's 13th largest life insurance business on the basis of 2004 ordinary life insurance in force and 17th largest on the basis of 2004 statutory admitted assets.

     Our mission is to assist financial services professionals in meeting their clients' financial protection, retirement and investment needs by providing top-tier products delivered with reliable and efficient service while generating acceptable returns on equity.

     The Company provides life insurance, retirement and investment products to individuals. Our principal products include interest-sensitive and traditional life insurance, variable life insurance, variable and fixed annuities and supplemental accident and health insurance. Products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms such as banks, broker/dealers and specialized structured settlement brokers.

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

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2005, there were approximately 740 groups of life insurance companies in the United States, most of which offered one or more similar products. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

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

ITEM 1A. RISK FACTORS

     Information required in Item 1A is incorporated by reference to the discussion under heading "Forward-Looking Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES

     Allstate Life of New York occupies office space in Hauppauge, New York and Northbrook, Illinois that is owned or leased by AIC. Expenses associated with these facilities are allocated to us on both a direct and indirect basis, depending on the nature and use.

ITEM 3. LEGAL PROCEEDINGS

     Information required for Item 3 is incorporated by reference to the discussion under the headings "Regulation" and "Legal and regulatory proceedings and inquiries" in Note 11 of our financial statements.

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

     From January 1, 2003 through March 15, 2006, we paid no dividends on our common stock to ALIC.

     For additional information on dividends, including restrictions on the payment of dividends, see the discussion under the heading "Dividends" in Note 13 of our financial statements, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion highlights significant factors influencing the financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as "we", "ALNY", "our", "us" or the "Company"). It should be read in conjunction with the financial statements and related notes found under Part II Item 8 contained herein. We operate as a single segment entity based on the manner in which financial information is used internally to evaluate and determine the allocation of resources.

          The most important matters that we monitor to evaluate the financial condition and performance of our company include:

     - For operations: premiums, deposits, gross margin including investment and benefit margins, the amortization of deferred policy acquisition costs, expenses, operating income, and invested assets;
     - For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;
     - For financial condition: our financial strength ratings and statutory capital levels and ratios; and
     - For product distribution: profitably growing distribution partner relationships and Allstate exclusive agencies sales of all products and services.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

          We have identified four accounting policies that require us to make assumptions and estimates that are significant to the financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and result in a material impact on our financial statements. A brief summary of each of these critical accounting policies follows. For a more detailed discussion of the effect of these policies on our financial statements, and the judgments and estimates relating to these policies, see the referenced sections of the MD&A. For a complete summary of our significant accounting policies see Note 2 of the financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data as inputs, or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities, are difficult to independently observe and quantify. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.

     For investments classified as available for sale, the difference between fair value and amortized cost, net of deferred income taxes, is reported as a component of accumulated other comprehensive income on the Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors. For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions; and any dispositions planned by the portfolio managers. In these instances, we recognize impairment on securities being considered for these approved planned actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is carried at fair value and as a result, any related unrealized loss, net of deferred acquisition costs, deferred sales inducement costs and deferred tax, would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 6 of the financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of the MD&A.

DERIVATIVE INSTRUMENT HEDGE EFFECTIVENESS We primarily use derivative financial instruments to reduce our exposure to market risk and in conjunction with asset/liability management. The fair value of exchange traded derivative contracts is based on independent market quotations, whereas the fair value of non-exchange traded derivative contracts is based on either widely accepted pricing valuation models which use independent third party data as inputs or independent third party pricing sources.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk. For further discussion of these policies and quantification of the impact of these estimates and assumptions, see Note 7 of the financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

DEFERRED POLICY ACQUISITION COST ("DAC") AMORTIZATION We incur significant costs in connection with acquiring business. In accordance with generally accepted accounting principles ("GAAP"), costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Statements of Financial Position.

     DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment income and realized capital gains and losses, as well as to all other aspects of DAC are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximate the estimated lives of the policies.

     DAC related to interest-sensitive life, fixed and variable annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") earned over the estimated lives of the contracts. The amortization period ranges from 15-30 years; however, estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of the DAC being amortized over the surrender charge period. AGP and EGP consist of the following components: benefit margin primarily from mortality, including guaranteed minimum death, income, withdrawal and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     DAC amortization for variable annuity and life contracts is estimated using stochastic modeling and is significantly impacted by the anticipated return on the underlying funds. Our long-term assumption of separate accounts fund performance, net of fees, was approximately 7% in 2005 and 8% in 2004 and 2003. Whenever actual separate accounts fund performance, based on the two most recent years, varies from the expectation, we project performance levels over the next five years such that the mean return over a seven-year period equals the long-term expectation. This process is referred to as "reversion to the mean" and is commonly used by the life insurance industry. Although the use of a reversion to the mean assumption is common within the industry, the parameters used in the methodology are subject to judgment and vary between companies. For example, when applying this assumption we do not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. We periodically evaluate the results of utilizing this process to confirm that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon. Revisions to EGPs result in changes in the cumulative amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

     For quantification of the impact of these estimates and assumptions, see the Forward-looking Statements and Risk Factors sections of the MD&A and Note 2 and 10 of the financial statements.

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

OPERATIONS

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). ALIC, along with ALNY and its other wholly owned subsidiaries, provide life insurance, retirement and investment products to individual and institutional customers. Our mission is to assist financial services professionals in New York in meeting their clients' financial protection, retirement and investment needs by providing top-tier products delivered with reliable and efficient service.

     We are pursuing the following actions and strategies to improve return on equity: maintaining and developing focused top-tier products, deepening distribution partner relationships, improving our cost structure through scale and efficiencies, advancing our enterprise risk management program and leveraging the strength of the Allstate brand name across products and distribution channels. The execution of our business strategies has and may continue to involve simplifying our business model and focusing on those products and distribution relationships where we can secure strong leadership positions while generating acceptable returns. This may require modifying the number and selection of products marketed (for example, through such actions as the sale of our direct response distribution business in 2004); terminating underperforming distribution relationships; reducing policy administration software systems; and other actions that we may determine are appropriate to successfully execute our business strategies (see also "Subsequent Event" in Note 3 to the financial statements).

     Our product line includes a wide variety of products designed to meet the financial protection, retirement and investment needs of our customers. Our products include traditional life, interest-sensitive life, supplemental accident and health insurance, variable life and fixed and variable annuities. Our products are sold through a variety of distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms such as banks, broker/dealers and specialized structured settlement brokers.

PREMIUMS AND CONTRACT CHARGES Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk. Contract charges are revenues generated from interest-sensitive life, variable and fixed annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues.

     The following table summarizes premiums and contract charges by product.

(IN THOUSANDS)                                   2005         2004         2003
                                              ----------   ----------   ----------
PREMIUMS
Traditional life                              $   26,067   $   23,786   $   22,998
Immediate annuities with life contingencies       38,322       49,877       36,371
Accident, health and other                         4,149        2,887        8,642
                                              ----------   ----------   ----------
TOTAL PREMIUMS                                    68,538       76,550       68,011

CONTRACT CHARGES
Interest-sensitive life                           42,315       40,400       38,042
Variable annuities                                16,728       13,222       10,084
Fixed annuities                                    7,237        6,212        4,892
                                              ----------   ----------   ----------
TOTAL CONTRACT CHARGES                            66,280       59,834       53,018
                                              ----------   ----------   ----------
TOTAL PREMIUMS AND CONTRACT CHARGES           $  134,818   $  136,384   $  121,029
                                              ==========   ==========   ==========

     The following table summarizes premiums and contract charges by distribution channel.

(IN THOUSANDS)                                   2005         2004         2003
                                              ----------   ----------   ----------
PREMIUMS
Allstate agencies                             $   25,569   $   23,409   $   22,664
Specialized brokers                               38,283       49,768       36,334
Broker dealers                                        36          107           37
Independent agents                                 4,650        3,162        1,643
Direct marketing                                       -          104        7,333
                                              ----------   ----------   ----------
TOTAL PREMIUMS                                    68,538       76,550       68,011

CONTRACT CHARGES
Allstate agencies                                 40,741       39,710       38,296
Specialized brokers                                2,678        3,802        3,403
Independent agents                                   478          466          172
Banks                                              9,664        4,964        2,213
Broker dealers                                    12,719       10,892        8,934
                                              ----------   ----------   ----------
TOTAL CONTRACT CHARGES                            66,280       59,834       53,018
                                              ----------   ----------   ----------
TOTAL PREMIUMS AND CONTRACT CHARGES           $  134,818   $  136,384   $  121,029
                                              ==========   ==========   ==========

     Total premiums decreased 10.5% in 2005 compared to 2004 as lower premiums on immediate annuities with life contingencies more than offset higher traditional life and supplemental accident and health premiums sold through the workplace. Premiums on immediate annuities with life contingencies declined primarily as a result of pricing actions taken to improve our returns on new business and reflect our current expectations of mortality. Higher traditional life and supplement accident and health premiums were primarily the result of growth.

     Total premiums increased 12.6% in 2004 compared to 2003. The increase was the result of increased premiums on immediate annuities with life contingencies and supplemental accident and health insurance sold through the workplace, partially offset by decreased other premiums resulting from the disposal of substantially all of our direct response distribution business. Sales of immediate annuities with life contingencies fluctuate due to consumer preference as well as market and competitive conditions, which drive the level and mix of immediate annuities sold with or without life contingencies. Excluding premiums on immediate annuities with life contingencies and premiums from our disposed direct response distribution business, premiums increased 9.3% compared to 2003, due to the expansion of our supplemental accident and health insurance sold through the workplace.

     Contract charges increased 10.8% in 2005 compared to 2004. The increase was due to higher contract charges on fixed annuities, interest-sensitive life and variable annuities. Fixed annuity contract charges in 2005 reflect higher surrender charges compared with the prior year. The increase in the interest-sensitive life contract charges was attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits. Higher variable annuity contract charges were primarily the result of higher account values in our separate accounts.

     Contract charges increased 12.9% in 2004 compared to 2003. The increase was primarily attributable to higher contract charges on variable annuities and interest-sensitive life. The increase in contract charges on variable annuities was driven by a 21.2% increase in the average separate accounts values in 2004 compared to 2004, which was attributable to net deposits and transfers to the separate accounts and positive investment performance exceeding the surrenders and withdrawals. Higher interest-sensitive life contract charges primarily reflect growth in business in-force.

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

     The following table shows the changes in contractholder funds.

(IN THOUSANDS)                                              2005           2004           2003
                                                        ------------   ------------   ------------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                 $  3,802,846   $  2,658,325   $  2,051,429

Impact of adoption of SOP 03-1 (1)                                 -          2,031              -

DEPOSITS:
Fixed annuities (immediate and deferred)                     726,332      1,182,719        511,824
Interest-sensitive life                                      100,355         99,182         69,449
Variable annuity and life deposits allocated to fixed
  accounts                                                    57,127        103,463        147,515
                                                        ------------   ------------   ------------
Total deposits                                               883,814      1,385,364        728,788

INTEREST CREDITED                                            173,984        129,243        106,020

BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Benefits                                                     (74,923)       (46,649)       (24,103)
Surrenders and partial withdrawals                          (364,051)      (246,081)      (150,102)
Contract charges                                             (41,856)       (41,573)       (40,554)
Net transfers to separate accounts                           (39,765)       (39,906)       (16,944)
Other adjustments                                              9,346          2,092          3,791
                                                        ------------   ------------   ------------
TOTAL BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS           (511,249)      (372,117)      (227,912)
                                                        ------------   ------------   ------------

CONTRACTHOLDER FUNDS, ENDING BALANCE                    $  4,349,395   $  3,802,846   $  2,658,325
                                                        ============   ============   ============

----------
(1) The increase in contractholder funds due to the adoption of Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") reflects the reclassification of deferred sales inducements ("DSI") from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuities.

     Lower contractholder deposits and increased surrenders and partial withdrawals contributed to a reduction in the growth rate of contractholder funds in 2005 compared to 2004. Average contractholder funds increased 26.2% in 2005 compared to a 37.1% increase in 2004.

     Contractholder deposits decreased 36.2% in 2005 compared to 2004 due primarily to lower deposits on fixed annuities. Fixed annuity deposits declined 38.6% in 2005 from reduced consumer demand relative to certificates of deposit and other short-term investments due to increases in short-term interest rates without corresponding increases in longer term rates and pricing actions to increase fixed annuity product returns. A continuation of the current interest rate environment may limit the level of future fixed annuity deposits.

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

     Surrenders and partial withdrawals increased 47.9% in 2005 compared to 2004 reflecting a withdrawal rate of 9.6% for 2005 based on the beginning of period contractholder funds balance. This compares to a withdrawal rate of 9.3% and 7.3% for 2004 and 2003, respectively. Surrenders and withdrawals may vary with changes in interest rates and equity market conditions and the aging of our in-force contracts.

SEPARATE ACCOUNTS LIABILITIES represent contractholders' claims to the related separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies. The following table shows the changes in separate accounts liabilities.

(IN THOUSANDS)                                              2005           2004           2003
                                                        ------------   ------------   ------------
SEPARATE ACCOUNTS LIABILITIES, BEGINNING BALANCE        $    792,550   $    665,875   $    537,204

  Variable annuity and life deposits                         179,649        210,601        230,114
  Variable annuity and life deposits allocated to
    fixed accounts                                           (57,127)      (103,463)      (147,515)
                                                        ------------   ------------   ------------
  Net deposits                                               122,522        107,138         82,599

  Investment results                                          59,127         70,960        114,539
  Contract charges                                           (13,417)       (10,399)        (7,894)
  Net transfers from fixed accounts                           39,765         39,906         16,944
  Surrenders and benefits                                    (71,723)       (80,930)       (77,517)
                                                        ------------   ------------   ------------

SEPARATE ACCOUNTS LIABILITIES, ENDING BALANCE           $    928,824   $    792,550   $    665,875
                                                        ============   ============   ============

     Separate accounts liabilities increased 17.2% as of December 31, 2005 compared to December 31, 2004. This is compared to an increase of 19.0% as of December 31, 2004 compared to December 31, 2003. The decline in the rate at which separate accounts liabilities increased was primarily attributable to less favorable market performance, partially offset by higher net deposits. Net variable annuity and life deposits increased 14.4% in 2005 compared to 2004 and increased 29.7% in 2004 compared to 2003. Variable product deposits vary with equity market conditions and consumer preferences related to our product features. Variable annuity contractholders often allocate a significant portion of their initial variable annuity contract deposit into a fixed rate investment option. The level of this activity is reflected above in the deposits allocated to fixed accounts, while all other transfer activity between the fixed and separate accounts investment options is reflected in net transfers from fixed accounts. The liability for the fixed portion of variable annuity contracts is reflected in contractholder funds.

NET INVESTMENT INCOME increased 17.9% in 2005 compared to 2004 and 14.0% in 2004 compared to 2003. The increase in both periods was the result of higher portfolio balances, partially offset by lower portfolio yields. Higher portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities and interest-sensitive life policies. Investment balances as of December 31, 2005, increased 8.9% from December 31, 2004 and increased 27.2% as of December 31, 2004 compared to December 31, 2003. The decline in the rate at which investments increased in 2005 compared to 2004 was the result of a lesser increase in contractholder funds and a decline in unrealized capital gains on fixed income securities in 2005 compared with an increase in 2004.

NET INCOME analysis is presented in the following table.

(IN THOUSANDS)                                              2005           2004           2003
                                                        ------------   ------------   ------------
Premiums                                                $     68,538   $     76,550   $     68,011
Contract charges (1)                                          66,274         59,817         53,018
Net investment income                                        356,162        302,055        264,854
Periodic settlements and accruals on non-hedge
  derivative instruments (2)                                   1,096            372              -
Contract benefits                                           (183,227)      (182,150)      (167,221)
Interest credited to contractholder funds (3)               (159,563)      (129,044)      (106,020)
                                                        ------------   ------------   ------------
Gross margin                                                 149,280        127,600        112,642

Amortization of DAC and DSI                                  (40,224)       (24,579)       (28,273)
Operating costs and expenses                                 (43,497)       (42,115)       (36,978)
Income tax expense                                           (24,779)       (21,845)       (17,520)
Realized capital gains and losses, after-tax                  (3,220)        (5,844)        (5,240)
DAC and DSI amortization expense on realized
  capital gains and losses, after-tax                         (2,360)        (1,342)        (1,043)
Reclassification of periodic settlements and
  accruals on non-hedge derivative instruments,
  after-tax                                                     (680)          (234)             -
Gain (loss) on disposition of operations, after-tax                1            862         (2,898)
Cumulative effect of change in accounting
  principle, after-tax                                             -         (7,586)             -
                                                        ------------   ------------   ------------
NET INCOME                                              $     34,521   $     24,917   $     20,690
                                                        ============   ============   ============

----------
(1) Loads charged to customers at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with DAC. Amortization of deferred loads related to capital gains is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to capital gains totaled $6 thousand and $17 thousand in 2005 and 2004, respectively. There was no comparable amount in 2003.
(2) Periodic settlements and accruals of non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive Income.
(3) Beginning in 2004, amortization of deferred sales inducements ("DSI") is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $2,373 thousand and $760 thousand in 2005 and 2004, respectively. Prior periods have not been restated.

GROSS MARGIN, a non-GAAP measure, represents premiums and contract charges, net investment income and periodic settlements and accruals on non-hedge derivative instruments, less contract benefits and interest credited to contractholder funds excluding amortization of DSI. We reclassify periodic settlements and accruals on non-hedge derivative instruments into gross margin to report them in a manner consistent with the economically hedged investments, replicated assets or product attributes (e.g. net investment income or interest credited to contractholder funds) and by doing so, appropriately reflect trends in product performance. We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to GAAP net income in the previous table.

     The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

                                                             2005
                                   ---------------------------------------------------------
                                                                  CONTRACT
                                    INVESTMENT       BENEFIT     CHARGES AND       GROSS
(IN THOUSANDS)                        MARGIN         MARGIN          FEES          MARGIN
                                   ------------   ------------   ------------   ------------
Premiums                           $          -   $     68,538   $          -   $     68,538
Contract charges (1)                          -         33,176         33,098         66,274
Net investment income                   356,162              -              -        356,162
Periodic settlements and
  accruals on non-hedge
  derivative instruments (2)              1,096              -              -          1,096
Contract benefits                      (100,996)       (82,231)             -       (183,227)
Interest credited to
  contractholder funds(3)              (159,563)             -              -       (159,563)
                                   ------------   ------------   ------------   ------------
                                   $     96,699   $     19,483   $     33,098   $    149,280
                                   ============   ============   ============   ============

                                                            2004(4)
                                   ---------------------------------------------------------
                                                                  CONTRACT
                                    INVESTMENT       BENEFIT     CHARGES AND       GROSS
(IN THOUSANDS)                        MARGIN         MARGIN          FEES          MARGIN
                                   ------------   ------------   ------------   ------------
Premiums                           $          -   $     76,550   $          -   $     76,550
Contract charges (1)                          -         30,803         29,014         59,817
Net investment income                   302,055              -              -        302,055
Periodic settlements and
  accruals on non-hedge
  derivative instruments (2)                372              -              -            372
Contract benefits                       (98,261)       (83,889)             -       (182,150)
Interest credited to
  contractholder funds(3)              (129,044)             -              -       (129,044)
                                   ------------   ------------   ------------   ------------
                                   $     75,122   $     23,464   $     29,014   $    127,600
                                   ============   ============   ============   ============

                                                            2003(4)
                                   ---------------------------------------------------------
                                                                  CONTRACT
                                    INVESTMENT       BENEFIT     CHARGES AND       GROSS
(IN THOUSANDS)                        MARGIN         MARGIN          FEES          MARGIN
                                   ------------   ------------   ------------   ------------
Premiums                           $          -   $     68,011   $          -   $     68,011
Contract charges (1)                          -         27,644         25,374         53,018
Net investment income                   264,854              -              -        264,854
Contract benefits                       (93,331)       (73,890)             -       (167,221)
Interest credited to
  contractholder funds(3)              (106,020)             -              -       (106,020)
                                   ------------   ------------   ------------   ------------
                                   $     65,503   $     21,765   $     25,374   $    112,642
                                   ============   ============   ============   ============

----------
(1) Loads charged to customers at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with DAC. Amortization of deferred loads related to capital gains is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to capital gains totaled $6 thousand and $17 thousand in 2005 and 2004, respectively. There was no comparable amount in 2003.
(2) Periodic settlements and accruals of non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive Income.
(3) Beginning in 2004, amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $2,373 thousand and $760 thousand in 2005 and 2004, respectively. Prior periods have not been restated.
(4) 2004 and 2003 have been restated to conform to the current period presentation. In connection therewith, contract charges related to guaranteed minimum death, income, accumulation and withdrawal benefits on variable annuities have been reclassified to benefit margin from maintenance charges. Additionally, amounts previously presented as maintenance charges and surrender charges are now presented in the aggregate as contract charges and fees. These reclassifications did not result in a change in gross margin.

     Gross margin increased 17.0% in 2005 compared to 2004 and 13.3% in 2004 compared to 2003. The increase in 2005 was the result of higher investment margin and contract charges and fees, partially offset by lower benefit margin. Gross margin for 2005 includes additional benefits of $15 million that were accrued in accordance with a regulatory matter (see Note 11 to the financial statements). The increase in gross margin in 2004 compared to 2003 was attributable to higher investment margin, contract charges and fees and benefit margin.

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

     Investment margin by product group is shown in the following table.

         (IN THOUSANDS)              2005        2004        2003
                                   ---------   ---------   ---------
         Annuities                 $  87,946   $  64,110   $  55,541
         Life insurance                8,753      11,012       9,962
                                   ---------   ---------   ---------
         Total investment margin   $  96,699   $  75,122   $  65,503
                                   =========   =========   =========

     Investment margin increased 28.7% in 2005 compared to 2004 primarily due to growth in our fixed annuity business, partially offset by lower weighted average investment spreads on interest-sensitive life and immediate annuities and additional fixed annuity contract benefits accrued in accordance with a regulatory matter (see Note 11 to the financial statements). Investment margin increased 14.7% in 2004 compared to 2003 primarily due to higher contractholder funds and actions to reduce crediting rates where possible, partially offset by a decline in the fixed income securities portfolio yield resulting from lower market interest rates.

     The following table summarizes the annualized weighted average investment yields, interest crediting rates and investment spreads during 2005, 2004 and 2003.

                                             WEIGHTED AVERAGE              WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                             INVESTMENT YIELD           INTEREST CREDITING RATE          INVESTMENT SPREADS
                                             ----------------           -----------------------          ------------------
                                          2005      2004      2003      2005      2004      2003      2005      2004     2003
                                          ----      ----      ----      ----      ----      ----      ----      ----     ----
Interest-sensitive life products          5.7%      6.1%      6.6%      4.6%      4.8%      4.9%      1.1%      1.3%      1.7%
Fixed annuities - deferred
  annuities                               5.4       5.6       6.1       3.3       3.5       3.8       2.1       2.1       2.3
Fixed annuities - immediate
  annuities with and without life
  contingencies                           7.4       7.6       7.8       6.7       6.8       6.9       0.7       0.8       0.9
Investments supporting capital,
  traditional life and other products     6.2       6.0       6.3       N/A       N/A       N/A       N/A       N/A       N/A

     The following table summarizes the liabilities as of December 31 for these contracts and policies.

(IN THOUSANDS)                                                      2005           2004           2003
                                                                ------------   ------------   ------------
Fixed annuities - immediate annuities with life contingencies   $  1,502,918   $  1,442,055   $  1,376,898
Other life contingent contracts and other                            366,957        340,396        306,873
                                                                ------------   ------------   ------------
  Reserve for life-contingent contracts                         $  1,869,875   $  1,782,451   $  1,683,771
                                                                ============   ============   ============

Interest-sensitive life                                         $    427,523   $    368,608   $    309,076
Fixed annuities - deferred annuities                               3,381,034      2,890,254      1,861,456
Fixed annuities - immediate annuities without life
  contingencies and other                                            540,838        543,984        487,793
                                                                ------------   ------------   ------------
  Contractholder funds                                          $  4,349,395   $  3,802,846      2,658,325
                                                                ============   ============   ============

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

     Benefit margin by product group is shown in the following table.

          (IN THOUSANDS)                 2005         2004 (1)       2003 (1)
                                     ------------   ------------   ------------
          Life insurance             $     34,558   $     29,291   $     25,075
          Annuities                       (15,075)        (5,827)        (3,310)
                                     ------------   ------------   ------------
          Total benefit margin       $     19,483   $     23,464   $     21,765
                                     ============   ============   ============

----------
          (1) 2004 and 2003 have been restated to conform to the current period presentation.

     Benefit margin declined 17.0% in 2005 compared to 2004 due to an increasingly unfavorable benefit margin on annuities partially offset by a higher benefit margin on life insurance products. The unfavorable change in the benefit margin on annuities was primarily attributable to additional variable annuity contract benefits accrued in accordance with a regulatory matter (see Note 11 to the financial statements). The improvement in the benefit margin on life insurance primarily reflects the continued growth of our in force business.

     Benefit margin increased 7.8% in 2004 compared to 2003 as a higher life insurance benefit margin more than offset a decrease in the benefit margin on certain immediate annuities. The increase in the benefit margin on life insurance reflects growth in our interest-sensitive life business in-force and lower mortality benefits on both interest-sensitive and traditional life business. In addition, 2003 was impacted by the strengthening of reserves on certain traditional life policies. These increases were partially offset by the disposal of substantially all of our direct response distribution business. The decrease in the benefit margin on annuities was driven by unfavorable mortality experience on life-contingent immediate annuities, partially offset by an improved benefit margin from lower contract benefits related to guaranteed minimum death benefits ("GMDBs") on variable annuities.

     As required by SOP 03-1, as of January 1, 2004, a reserve was established for death and income benefits provided for under variable annuities and other secondary guarantees. For variable annuities, the reserve includes GMDBs and guaranteed minimum income benefits ("GMIBs").

     Annuity benefit margin will continue to be adversely impacted by life-contingent immediate annuities for which benefit payments are anticipated to extend beyond their original pricing expectations. The annuity benefit margin in future periods will fluctuate based on the timing of annuitant deaths on these life-contingent immediate annuities and the annual evaluation of assumptions used in our valuation models for variable and fixed annuity guarantees.

     AMORTIZATION OF DAC AND DSI, excluding amortization related to realized capital gains and losses, increased 63.7% in 2005 compared to 2004 as a result of higher gross margin primarily from the growth in our annuity investment margin.

     In the first quarter of 2005, as a result of our annual comprehensive evaluation of the assumptions used in our valuation models for all investment products, we recorded DAC and DSI amortization deceleration (commonly referred to as "DAC and DSI unlocking") of $7.3 million, which included deceleration of $2.8 million on interest-sensitive and variable life products and deceleration of $4.5 million for variable annuities. The amortization deceleration on variable annuities was attributable to better than anticipated gross profits.

     In the prior year, the comparable DAC and DSI unlocking was a net deceleration of amortization of $10.2 million. This deceleration of amortization was the result of favorable projected mortality on our interest-sensitive life products.

     Amortization of DAC and DSI decreased 13.1% during 2004 compared to 2003. The decrease was primarily a result of DAC and DSI amortization deceleration in 2004 compared to slight amortization acceleration in 2003. This change in DAC unlocking was partially offset by higher amortization attributable to increased gross margins on fixed and variable annuities. The deceleration of amortization in 2004 was the result of favorable projected mortality on our interest-sensitive life products.

     The adoption of SOP 03-1 in 2004 required a new modeling approach for estimating expected future gross profits that are used when determining the amortization of DAC. Because of this new modeling approach, effective January 1, 2004, the variable annuity DAC and DSI assets were reduced by $10.7 million. This reduction was recognized as a component of cumulative effect of a change in accounting principle.

     The changes in the DAC asset are summarized in the following tables.

                                                                                            AMORTIZATION
                                                                                           (ACCELERATION)
                        BEGINNING                                                           DECELERATION     EFFECT OF     ENDING
                         BALANCE      IMPACT OF   IMPACT OF                  AMORTIZATION    (CHARGED)      UNREALIZED     BALANCE
                       DECEMBER 31,  ADOPTION OF  DISPOSAL     ACQUISITION    CHARGED TO     CREDITED TO   CAPITAL GAINS   DEC. 31,
(IN THOUSANDS)             2004        SOP 03-1     OF DR    COSTS DEFERRED   INCOME (3)      INCOME (1)     AND LOSSES     2005
                       ------------  -----------  ---------  --------------  ------------  --------------  -------------  ---------
Traditional life       $     33,480  $        --  $      --  $        1,713  $     (2,204) $           --  $          --  $  32,989
Interest-sensitive
 life                        72,129           --         --           8,784        (8,435)          3,250          1,580     77,308
Variable annuities           47,725           --         --          12,095       (11,014)          4,268         15,080     68,154
Investment contracts         82,800           --         --          43,817       (26,879)              9         37,176    136,923
Accident, health
 and other                    2,039           --         --           1,796          (658)             --             --      3,177
                       ------------  -----------  ---------  --------------  ------------  --------------  -------------  ---------
Total                  $    238,173  $        --  $      --  $       68,205  $    (49,190) $        7,527  $      53,836  $ 318,551
                       ============  ===========  =========  ==============  ============  ==============  =============  =========

                                                                                            AMORTIZATION
                                                                                           (ACCELERATION)
                        BEGINNING                                                           DECELERATION     EFFECT OF     ENDING
                         BALANCE     IMPACT OF    IMPACT OF                  AMORTIZATION     (CHARGED)      UNREALIZED    BALANCE
                       DECEMBER 31, ADOPTION OF   DISPOSAL     ACQUISITION    CHARGED TO     CREDITED TO   CAPITAL GAINS   DEC. 31,
(IN THOUSANDS)             2003     SOP 03-1 (2)    OF DR    COSTS DEFERRED   INCOME (3)      INCOME (1)     AND LOSSES     2004
                       ------------ ------------  ---------  --------------  ------------  --------------  -------------  ---------
Traditional life       $     33,046 $         --  $      --  $        3,098  $     (2,664) $           --  $          --  $  33,480
Interest-sensitive
 life                        60,231           --         --           6,747        (5,841)          9,259          1,733     72,129
Variable annuities           52,743      (11,140)        --          14,750       (12,801)             --          4,173     47,725
Investment contracts         37,308           --         --          66,285       (14,399)            954         (7,348)    82,800
Accident, health
 and other                    4,109           --     (3,213)          1,622          (479)             --             --      2,039
                       ------------ ------------  ---------  --------------  ------------  --------------  -------------  ---------
Total                  $    187,437 $    (11,140) $  (3,213) $       92,502  $    (36,184) $       10,213  $      (1,442) $ 238,173
                       ============ ============  =========  ==============  ============  ==============  =============  =========

----------
(1) Included as a component of Amortization of DAC on the Statements of Operations and Comprehensive Income.
(2) The impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $7.7 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $4.1 million and an increase to DAC of $691 thousand for an adjustment to the effect of unrealized capital gains and losses.
(3) The amortization of DAC for interest-sensitive life, variable annuities and investment contracts is proportionate to the recognition of gross profits, which include realized capital gains and losses. Fluctuations in amortization for these products may result as actual realized capital gains and losses differ from the amounts utilized in the determination of estimated gross profits. Amortization related to realized capital gains and losses was $3.7 million and $2.1 million in 2005 and 2004, respectively.

OPERATING COSTS AND EXPENSES increased 3.3% in 2005 compared to 2004 and increased 13.9% in 2004 compared to 2003. The increase in 2005 was primarily attributable to higher technology, distribution, and administrative expenses, which were incurred to support growth in the Company's in-force business. These increases were partially offset by lower non-deferrable commissions, guaranty fund assessments, and expenses related to taxes, licenses, and fees.

     The increase in 2004 was attributable to higher non-deferrable sales commissions and employee expenses, partially offset by lower expenses due to the disposal of substantially all of our direct response distribution business.

REINSURANCE CEDED We enter into reinsurance agreements with ALIC and unaffiliated carriers to limit our risk of mortality and morbidity losses. As of December 31, 2005 and 2004, for certain term life insurance policies, we ceded 25-90% of the mortality risk depending on the length of the term, policy premium guarantees and the date of policy issuance. Mortality risk on policies in excess of $250 thousand per life is ceded to ALIC. As of December 31, 2005 and 2004, 37.6% and 32.4%, respectively, of our face amount of life insurance in force is reinsured to non-affiliates and ALIC. We retain primary liability as a direct insurer for all risks ceded to reinsurers.

     The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

     Developments in the insurance industry have included consolidation activity between reinsurers, which has resulted in reinsurance risk across the industry being concentrated among fewer companies. As a result, we have increased our percentage of underwriting retention of new term life insurance policies.

     Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                                                          REINSURANCE RECOVERABLE
                                                          S&P FINANCIAL   -----------------------
          (IN THOUSANDS)                                 STRENGTH RATING     2005          2004
                                                         ---------------     ----          ----
          Transamerica Financial Life Insurance                AA         $   4,861      $  1,885
          RGA Reinsurance Company                              AA-            2,511         1,181
          Triton Insurance Company (1) (2)                     N/A            1,407         1,453
          Allstate Life Insurance Company                      AA               935         1,062
          American United Life                                 AA-              534           330
          Security Life of Denver                              AA               516           350
          Generali USA                                          A               511           361
          Swiss Re Life and Health America, Inc.               AA               478           345
          Scottish Re Group (2)                                A-               409           303
          Other (3)                                                             567         1,152
                                                                          ---------      --------
          Total                                                           $  12,729      $  8,422
                                                                          =========      ========

----------
          (1) As of December 31, 2005 and 2004, this company was rated A (Excellent) by A.M. Best.
          (2) Reinsurance recoverables due from Triton Insurance Company and a small portion of the recoverables due from Scottish Re Group, as of December 31, 2005 and 2004, reflect reinsurance arrangements entered into in conjunction with the disposal of substantially all of our direct response distribution business.
          (3) As of December 31, 2005 and 2004, all of the reinsurance recoverables in the other category are related to companies rated AA- or better by S&P.

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2005.

     We have a reinsurance treaty through which we cede re-investment related risk on our structured settlement annuities to ALIC. The terms of this treaty meet the accounting definition of a derivative under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the treaty is recorded in the Statements of Financial Position at fair value, and changes in the fair value of the treaty and premiums paid to ALIC are recognized in realized capital gains and losses.

     Effective January 2, 2004, guaranteed minimum accumulation benefits ("GMABs") on variable annuities are 100% ceded to ALIC through a reinsurance treaty. Effective January 1, 2005, guaranteed minimum withdrawal benefits ("GMWBs") and certain GMDBs on variable annuities are 100% ceded to ALIC through a reinsurance treaty.

OUTLOOK

- We are pursuing strategies intended to improve our return on equity. The strategies include continuing to proactively manage capital and focus our product portfolio on products where we can secure market leadership and achieve acceptable returns.
- We will continue to manage our expenses and improve our operating efficiency.
- We plan to reinvigorate sales through the Allstate exclusive agencies by further tailoring products for our customers and making it easier for our agents to distribute the Company's products.

INVESTMENTS

     An important component of our financial results is the return on our investment portfolio. The investment portfolio is managed based upon the nature of the business and our corresponding liability structure.

OVERVIEW AND STRATEGY The investment strategy focuses on the need for risk-adjusted spread on the underlying liabilities while maximizing return on capital. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment margin necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions. As a result of tactical decisions, we may sell securities during the period in which fair value has declined below amortized cost for fixed income securities or cost for equity securities. Portfolio reviews, which include identifying securities that are other than temporarily impaired and recognizing impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2005 and 2004 is presented in the table below. Also see Notes 2 and 6 to the financial statements for investment accounting policies and additional information.

                                   DECEMBER 31, 2005             DECEMBER 31, 2004
                              ---------------------------   ---------------------------
                                CARRYING        PERCENT       CARRYING        PERCENT
(IN THOUSANDS)                   VALUE         OF TOTAL        VALUE         OF TOTAL
                              ------------   ------------   ------------   ------------
Fixed income securities (1)   $  5,989,263           89.0%  $  5,545,647           89.8%
Mortgage loans                     633,789            9.4        480,280            7.8
Short-term                          63,057            0.9        111,509            1.8
Policy loans                        36,698            0.6         34,948            0.6
Other                                3,740            0.1          4,638              -
                              ------------   ------------   ------------   ------------
     Total                    $  6,726,547          100.0%  $  6,177,022          100.0%
                              ============   ============   ============   ============

----------
(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.54 billion and $5.01 billion at December 31, 2005 and 2004, respectively.

     Total investments increased to $6.73 billion at December 31, 2005 from $6.18 billion at December 31, 2004, primarily due to positive cash flows from operating and financing activities, partially offset by decreased net unrealized gains on fixed income securities.

     Total investments at amortized cost related to collateral held in accordance with securities lending transactions, were $149.5 million and $133.4 million at December 31, 2005 and 2004, respectively

     We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Policies section of MD&A.

     The following table shows total investments, categorized by the method used to determine fair value at December 31, 2005.

                                                                                 DERIVATIVE
                                                        INVESTMENTS              CONTRACTS
                                                 ---------------------------    ------------
                                                     FAIR          PERCENT          FAIR
(IN THOUSANDS)                                       VALUE        OF TOTAL          VALUE
                                                 ------------   ------------    ------------
Fair value based on independent market
  quotations                                     $  4,831,201           71.8%   $         24
Fair value based on models and other valuation
  methods                                           1,215,594           18.1           2,567
Mortgage loans, policy loans and other
  investments, valued at cost                         679,752           10.1               -
                                                 ------------   ------------    ------------
    Total                                        $  6,726,547          100.0%   $      2,591
                                                 ============   ============    ============

FIXED INCOME SECURITIES

     See Note 6 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2005 and 2004.

     U.S. government and agencies of the U.S. government securities were all rated investment grade at December 31, 2005.

     Municipal bonds, including tax-exempt and taxable securities, totaled $327.6 million, all of which were rated investment grade at December 31, 2005. Approximately 62.1% of the municipal bond portfolio was insured by five bond insurers and accordingly have a Moody's equivalent rating of Aaa or Aa. The municipal bond portfolio at December 31, 2005 consisted of approximately 40 issues from approximately 37 issuers. The largest exposure to a single issuer was approximately 16.7% of the municipal bond portfolio.

     Corporate bonds totaled $3.44 billion and 94.5% were rated investment grade at December 31, 2005. As of December 31, 2005, the portfolio contained $1.51 billion of privately placed corporate obligations, 43.9% of the total corporate obligations in the portfolio, compared with $1.39 billion at December 31, 2004. Approximately $1.48 billion or 98.2% of the privately placed corporate obligations consisted of fixed rate privately placed securities. The benefits of fixed rate privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk or fluctuations in interest rates. A disadvantage of fixed rate privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2005 95.0% of privately placed securities were rated investment grade.

     Foreign government securities totaled $306.3 million and all were rated investment grade at December 31, 2005.

     Mortgage-backed securities ("MBS") totaled $563.1 million at December 31, 2005, all of which were investment grade. Approximately 81.4% of the MBS portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. For the remaining portion of the portfolio not guaranteed by U.S. government agencies or entities, approximately 79.2% had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

     Commercial Mortgage Backed Securities ("CMBS") totaled $491.8 million at December 31, 2005. CMBS investments primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. Approximately 82.0% of the CMBS portfolio had a Moody's rating of Aaa or a Standard & Poor's rating of AAA, the highest rating category, at December 31, 2005.

     Asset-backed securities ("ABS") totaled $124.4 million at December 31, 2005. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. Approximately 76.0% of the ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest rating category. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying assets. The ABS portfolio includes collateralized debt obligations and other bonds that are secured by a variety of asset types, predominately home equity loans.

     At December 31, 2005, 96.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2005.

(IN THOUSANDS)
     NAIC                                                    FAIR        PERCENT
    RATING       MOODY'S EQUIVALENT                         VALUE       OF TOTAL
--------------   ------------------------------------    ------------   --------
      1          Aaa/Aa/A                                $  4,211,944       70.3%
      2          Baa                                        1,575,607       26.3
      3          Ba                                           136,021        2.3
      4          B                                             42,572        0.7
      5          Caa or lower                                   5,194        0.1
      6          In or near default                            17,925        0.3
                                                         ------------   --------
                                                         $  5,989,263      100.0%
                                                         ============   ========

UNREALIZED GAINS AND LOSSES See Note 6 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining whether they are not other than temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2005 totaled $453.9 million, a decrease of $78.8 million since December 31, 2004. Gross unrealized gains and losses on fixed income securities are provided in the table below.

                                                             GROSS UNREALIZED
                                           AMORTIZED    ---------------------------      FAIR
(IN THOUSANDS)                               COST           GAINS         LOSSES         VALUE
                                         ------------   ------------   ------------   ------------
AT DECEMBER 31, 2005
Corporate:
  Public utilities                       $    639,703   $     69,523   $     (2,795)  $    706,431
  Banking                                     517,269         21,586         (3,406)       535,449
  Consumer goods                              445,536         13,824         (5,042)       454,318
  Financial services                          373,126          8,039         (4,054)       377,111
  Communications                              228,235         11,551         (2,258)       237,528
  Energy                                      196,775          6,707         (1,318)       202,164
  Capital goods                               304,831          7,353         (4,434)       307,750
  Basic industry                              215,734          7,649         (2,446)       220,937
  Transportation                              169,367         13,868           (646)       182,589
  Other                                       150,768         20,633         (1,245)       170,156
  Technology                                   45,308          1,897           (376)        46,829
                                         ------------   ------------   ------------   ------------
Total corporate fixed income portfolio      3,286,652        182,630        (28,020)     3,441,262

U.S. government and agencies                  510,362        213,421              -        723,783
Municipal                                     308,219         20,193           (776)       327,636
Foreign government                            236,078         70,433           (176)       306,335
Asset-backed securities                       123,981          1,068           (679)       124,370
Mortgage-backed securities                    569,712          4,050        (10,712)       563,050
Commercial mortgage-backed securities         490,985          3,999         (3,149)       491,835
Redeemable preferred stock                      9,407          1,585              -         10,992
                                         ------------   ------------   ------------   ------------
  Total fixed income securities          $  5,535,396   $    497,379   $    (43,512)  $  5,989,263
                                         ============   ============   ============   ============

     The consumer goods, capital goods, financial services and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2005. The gross unrealized losses in these sectors are primarily interest rate related or company specific. All securities in an unrealized loss position at December 31, 2005 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2005.


(IN THOUSANDS)

 NAIC                            UNREALIZED      PERCENT                     PERCENT
RATING   MOODY'S EQUIVALENT         LOSS         OF TOTAL     FAIR VALUE     OF TOTAL
                                -----------    -----------   -----------   -----------
   1     Aaa/Aa/A               $   (26,315)          60.5%  $ 1,424,116          68.9%
   2     Baa                        (14,726)          33.8       579,310          28.1
   3     Ba                          (2,263)           5.2        50,648           2.5
   4     B                             (208)           0.5        11,166           0.5
   5     Caa or lower                     -              -             -             -
   6     In or near default               -              -             -             -
                                -----------    -----------   -----------   -----------
         Total                  $   (43,512)         100.0%  $ 2,065,240         100.0%
                                ===========    ===========   ===========   ===========

     At December 31, 2005, $41.0 million, or 94.3%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     As of December 31, 2005, $2.5 million of the gross unrealized losses were related to below investment grade fixed income securities. Included among the securities rated below investment grade are both public and privately placed high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, and active credit monitoring and portfolio management.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2005 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                             UNREALIZED      PERCENT                       PERCENT
(IN THOUSANDS)                                  LOSS         OF TOTAL      FAIR VALUE      OF TOTAL
                                            ------------   ------------   ------------   ------------
Due in one year or less                     $         (9)             -%  $      1,989            0.1%
Due after one year through five years             (4,506)          10.3        264,148           12.8
Due after five years through ten years           (18,519)          42.6        812,655           39.3
Due after ten years                               (9,087)          20.9        532,730           25.8
Mortgage- and asset- backed securities(1)        (11,391)          26.2        453,718           22.0
                                            ------------   ------------   ------------   ------------
Total                                       $    (43,512)         100.0%  $  2,065,240          100.0%
                                            ============   ============   ============   ============

----------
(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case by case basis, fixed income securities for which carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities for which fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment losses on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at December 31, 2005 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

     The following table summarizes fixed income securities in a gross unrealized loss position according to significance, aging and investment grade classification.

                                                           December 31, 2005                           December 31, 2004
                                             --------------------------------------------   ---------------------------------------
                                                      Fixed Income                                Fixed Income
                                             ------------------------------                 -------------------------
                                                                   Below                                     Below
                                                                Investment                   Investment   Investment
(in thousands except number of issues)       Investment Grade      Grade         Total         Grade         Grade         Total
                                             ----------------   -----------   -----------   -----------   -----------   -----------
Category (i): Unrealized loss less than 20% of amortized cost

                          Number of Issues                334            34           368           130            28           158
                                Fair Value   $      1,999,082   $    61,814   $ 2,060,896   $   859,644   $    51,482   $   911,126
                                Unrealized   $        (39,839)  $    (2,471)  $   (42,310)  $   (10,604)  $    (2,260)  $   (12,864)

Category (ii): Unrealized loss greater than or equal to 20% of amortized cost for a period of less than 6 consecutive months

                          Number of Issues                  3             -             3             -             -             -
                                Fair Value   $          4,344   $         -   $     4,344   $         -   $         -   $         -
                                Unrealized   $         (1,202)  $         -   $    (1,202)  $         -   $         -   $         -
                                             ----------------   -----------   -----------   -----------   -----------   -----------
                    Total Number of Issues                337            34           371           130            28           158
                                             ================   ===========   ===========   ===========   ===========   ===========
                          Total Fair Value   $      2,003,426   $    61,814   $ 2,065,240   $   859,644   $    51,482   $   911,126
                                             ================   ===========   ===========   ===========   ===========   ===========
                   Total Unrealized Losses   $        (41,041)  $    (2,471)  $   (43,512)  $   (10,604)  $    (2,260)  $   (12,864)
                                             ================   ===========   ===========   ===========   ===========   ===========

     Categories (i) and (ii) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other than temporarily impaired. All of the securities in these categories are monitored for impairment. We expect that the fair values of these securities will recover over time.

     The following table contains the individual securities with the largest unrealized losses as of December 31, 2005. No other fixed income security had an unrealized loss greater than $554 thousand or 1.3% of the total unrealized loss on fixed income securities.

                                                                            UNREALIZED
                                     UNREALIZED       FAIR        NAIC         LOSS
(IN THOUSANDS)                          LOSS         VALUE       RATING      CATEGORY
                                     ----------   ----------   ----------   ----------
Mortgage Backed Security             $     (930)  $   24,137       1           (i)
Construction Product Manufacturer          (639)      19,361       2           (i)
Paper Manufacturer and Distributor         (636)       6,864       2           (i)
Mortgage Backed Security                   (584)      17,066       1           (i)
Securitized Property of Auto
  Manufacturer                             (559)       1,988       2           (ii)
Mortgage Backed Security                   (554)      20,169       1           (i)
                                     ----------   ----------
  Total                              $   (3,902)  $   89,585
                                     ==========   ==========

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

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

                                           2005                                   2004
                           ------------------------------------   ------------------------------------
                                                      PERCENT                                 PERCENT
                                                     OF TOTAL                                OF TOTAL
                                                       FIXED                                   FIXED
                            AMORTIZED      FAIR       INCOME      AMORTIZED       FAIR        INCOME
(IN THOUSANDS)                COST         VALUE     PORTFOLIO       COST        VALUE      PORTFOLIO
                           ----------   ----------   ----------   ----------   ----------   ----------
Problem                    $   14,373   $   17,762          0.3%  $   10,637   $   10,813          0.2%
Restructured                      163          163            -        5,396        6,151          0.1
Potential problem               5,609        5,640          0.1       11,231       10,539          0.2
                           ----------   ----------   ----------   ----------   ----------   ----------
Total net carrying value   $   20,145   $   23,565          0.4%  $   27,264   $   27,503          0.5%
                           ==========   ==========   ==========   ==========   ==========   ==========
Cumulative write-downs
  recognized               $    5,455                             $    4,606
                           ==========                             ==========

     During 2005, a security classified as restructured as of December 31, 2004 was reclassified to the problem category. The decrease in the potential problem category as of December 31, 2005 compared to December 31, 2004, was primarily related to the removal of a security due to improving conditions.

     We evaluated each of these securities through our portfolio monitoring process at December 31, 2005 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN THOUSANDS)                                    2005        2004        2003
                                               ---------   ---------   ---------
Investment write-downs                         $  (1,543)  $  (3,402)  $  (7,682)
Dispositions                                      (2,053)     (2,784)     (1,587)
Valuation of derivative instruments               (4,469)     (5,777)     (2,140)
Settlement of derivative instruments               2,873       2,666       2,891
                                               ---------   ---------   ---------
Realized capital gains and losses, pretax         (5,192)     (9,297)     (8,518)
Income tax benefit                                 1,972       3,453       3,278
                                               ---------   ---------   ---------
Realized capital gains and losses, after-tax   $  (3,220)  $  (5,844)  $  (5,240)
                                               =========   =========   =========

     Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell securities during the period in which fair value has declined below amortized cost for fixed income securities. In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

     For the year ended December 31, 2005, dispositions included net realized gains on sales of $4.7 million and write-downs recorded in connection with anticipated dispositions of $6.8 million. The net realized gains on sales were comprised of gross gains of $12.2 million and gross losses of $7.5 million. The $7.5 million in gross losses primarily consisted of sales of fixed income securities.

     A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view. Tactical duration adjustments within management's approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases. As a component of our approach to managing portfolio duration, realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.

This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

     Because of an anticipated rise in interest rates, as well as changes in existing market conditions and long-term asset return assumptions, certain changes are planned within various portfolios. These include continued asset-liability management strategies, on-going comprehensive reviews of our portfolios, changes to our strategic asset allocations, and yield enhancement strategies. Certain of the securities we identified were in an unrealized loss position, for which we recognized $6.8 million of losses in anticipation of dispositions due to a change in our intent to hold the securities until recovery. At December 31, 2005 the fair value of the securities in these portfolios was $11.52 million.

     The five largest losses from sales of individual securities for the year ended December 31, 2005 totaled $2.7 million with the largest being $0.7 million and the smallest being $0.4 million. None of the $2.7 million related to securities that were in an unrealized loss position greater than or equal to 20% of amortized cost for fixed income securities.

MORTGAGE LOANS Our mortgage loans portfolio totaled $633.8 million at December 31, 2005 and $480.3 million at December 31, 2004, and was comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had no realized capital losses related to write-downs on mortgage loans for the years ended December 31, 2005, 2004 and 2003.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $63.1 million and $111.5 million at December 31, 2005 and 2004, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

     We also participate in securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount equal to 102% of the fair value of the securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities and accrued expense. At December 31, 2005, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $46 million. This compares to $66 million at December 31, 2004.

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

OVERVIEW We generate substantial investable funds from our business. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of our underlying risks and product profiles.

     Investment policies define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. These investment activities follow policies that have been approved by our board of directors. These investment policies specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile, and regulatory requirements. Executive oversight of investment activities is conducted primarily through our board of directors and investment committee. The asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate investment risks and optimize capital to improve profitability and returns. The ALM activities follow asset-liability policies that have been approved by our board of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.

     We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, through the use of simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio, and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policies. This day-to-day management is integrated with and informed by the activities of the ALM organization. This integration results in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of our product liabilities and supported by the application of advanced risk technology and analytics.

INTEREST RATE RISK is the risk that we will incur loss due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities.

     We manage the interest rate risk in our assets relative to the interest rate risk inherent in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2005, the difference between our asset and liability duration was approximately (0.34), compared to a (0.26) gap at December 31, 2004. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.

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

     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2005, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $46.8 million, compared to $60.6 million at December 31, 2004. There are $412.3 million of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $412.3 million of assets excluded from the calculation has increased from $383.9 million reported at December 31, 2004 due to increases in policies in-force. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $32.2 million, compared to a decrease of $29.3 million at December 31, 2004. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

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

     EQUITY PRICE RISK is the risk that we will incur economic losses due to adverse changes in general levels of the equity markets. At December 31, 2005 and 2004, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $928.8 million and $792.6 million, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $1.5 million and $1.3 million less in fee income at December 31, 2005 and 2004, respectively.

     Variable annuity contracts we sell have a GMDB and customers may have chosen to purchase an enhanced GMDB, a guaranteed minimum income benefits ("GMIB") from 2002 to December 31, 2003, a TrueReturn(SM) guaranteed minimum accumulation benefit ("GMAB") beginning in 2004, and a SureIncome(SM) guaranteed minimum withdrawal benefit ("GMWB") beginning in 2005. These guarantees subject us to additional equity market risk because the beneficiary or contractholder may receive a benefit that is greater than their corresponding account value. GMDBs are payable upon death. GMIBs may be exercised on or after the tenth-year anniversary (not prior to 2012) of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). GMABs are credited to the contractholder account on a contract anniversary date that is pre-determined by the contractholder, between the eighth and sixteenth year after contract issue (not prior to 2012). GMABs guarantee an account value of up to 1.6 times (or 160%) of the amount deposited in the contract, depending on the amount of time the contract is in force and adherence to certain fund allocation requirements. GMWBs may be payable if the contractholder elects to take partial withdrawals. GMWBs guarantee that the contractholder can take annual partial withdrawals up to 8% of the amount deposited in the contract until their withdrawals total the initial deposit. The GMABs, GMWBs and certain GMDBs are 100% ceded to ALIC under reinsurance agreements.

     In January 2004, we established reserves for GMDBs and GMIBs in conjunction with the adoption of SOP 03-1. Because of this change in accounting, guarantee payments are now recognized over future periods rather than expensed as paid. For more details about this accounting guidance and the calculation of the related reserves see Note 2 and 8 of the financial statements.

     At December 31, 2005 and 2004, the guaranteed value of the death benefits in excess of account values was estimated to be $38 million and $86 million, respectively, net of reinsurance. The decrease in this estimate between periods is attributable to improved equity markets during 2005 and customer surrenders of contracts with in-the-money GMDBs. In both periods, approximately half of this exposure is related to the return of deposits guarantee, while the remaining half is attributable to a death benefit guarantee greater than the original deposits.

     In the event of an immediate decline in account values of 10% due to equity market declines, payments for guaranteed death benefits at December 31, 2005 would increase by an estimated $0.7 million in 2006. These payments would be charged against the related reserve rather than directly to earnings as paid. Contributions to the reserve for GMDBs would increase by a nominal amount in 2006 in the event of an immediate 10% decline in account values. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee. Also, our actual payment experience in the future may not be consistent with the assumptions used in the model.

     GMIB contracts that we sold provide the contractholder with the right to annuitize based on the highest account value at any anniversary date or on a guaranteed earnings rate based on the initial account value over the specified period. The guaranteed income benefit feature was first offered in our variable annuity products beginning in 2002, with guaranteed benefits available for election by contractholders ten years after issue. Accordingly, the earliest date at which benefits could become payable is 2012. Therefore, in the event of an immediate decline of 10% in contractholders' account values as of December 31, 2005 due to equity market declines, contributions to the reserve would be increased by a nominal amount in 2006. The selection of a 10% immediate decrease should not be construed as our prediction of future market events, but only as an example to illustrate the potential effect on earnings and cash flow of equity market declines as a result of this guarantee.

    In the event of an immediate decline of 10% in GMAB and GMWB contractholders' account values as of December 31, 2005, due to equity market declines, there would be no net impact on our earnings because these benefits are fully reinsured, however the reserve for GMABs and GMWBs would be increased by approximately $1.5 million and $66 thousand, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31.

(IN THOUSANDS)                                     2005           2004           2003
                                               ------------   ------------   ------------
Common stock, additional capital paid-in and
  retained income                              $    538,465   $    483,980   $    394,850
Accumulated other comprehensive income              128,968        155,255        138,724
                                               ------------   ------------   ------------
    Total shareholder's equity                 $    667,433   $    639,235   $    533,574
                                               ============   ============   ============

     SHAREHOLDER'S EQUITY increased in 2005 primarily as a result of net income and a capital contribution from ALIC of $20.0 million, partially offset by lower unrealized net capital gains on fixed income securities. Shareholder's equity increased in 2004 when compared to 2003 due to a capital contribution from ALIC of $64.2 million, net income and increased unrealized net capital gains on fixed income securities.

FINANCIAL RATINGS AND STRENGTH Our insurance financial strength was rated Aa2, AA, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2005.

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ALIC's ratings, AIC's ratings and other factors.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2005, our RBC was above levels that would require regulatory actions.

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

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the following activities:

          -    Receipt of insurance premiums
          -    Contractholder fund deposits
          -    Reinsurance recoveries
          -    Receipts of principal and interest on investments
          -    Sales of investments
          -    Funds from securities lending
          -    Inter-company loans
          -    Capital contributions from parent

     Our potential uses of funds principally include the following activities:

          -    Payment of contract benefits, surrenders and withdrawals
          -    Reinsurance cessions and payments
          -    Operating costs and expenses
          -    Purchase of investments
          -    Repayment of securities lending
          -    Payment or repayment of inter-company loans
          -    Tax payments/settlements
          -    Dividends to parent

     As reflected in our Statements of Cash Flows, higher operating cash flows in 2005, compared to 2004, primarily related to increased interest received on investments and lower expenses paid, partially offset by lower premiums received. Higher cash flows from operating activities in 2004 compared to 2003, were primarily due to higher interest received on fixed income securities and mortgage loans and increased premium collections, partially offset by higher contract benefits and expenses paid.

     Cash flows used in investing activities decreased in 2005, compared to 2004, due to lower cash provided by financing activities partially offset by the investment of higher operating cash flows. Higher investing cash flows in 2004 compared to 2003 reflect the investment of increased financing and operating cash flows.

     Lower cash flows provided by financing activities in 2005, compared to 2004, were primarily due to lower deposits on fixed annuities and higher fixed annuity withdrawals. Increased financing cash flows during 2004 were primarily the result of higher deposits on fixed annuities and interest-sensitive life products, partially offset by lower variable life and annuity deposits to fixed accounts and benefits and withdrawals paid.

     To ensure we have the appropriate level of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, our cash flow could vary due to higher surrender of policies exiting their surrender charge periods.

     We have entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at December 31, 2005 or 2004. The Corporation uses commercial paper borrowings and bank lines of credit to fund inter-company borrowings.

     Certain remote events and circumstances could constrain our or the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2005 and the payments due by period are shown in the following table.

                                                                   Less Than                                      Over 5
($ IN THOUSANDS)                                       Total         1 year        1-3 years      4-5 years        years
                                                   ------------   ------------   ------------   ------------   ------------
Securities lending (1)                             $    149,465   $    149,465   $          -   $          -   $          -
Contractholder funds(2)                               5,786,335        366,557      1,259,424      1,012,722      3,147,632
Reserve for life-contingent contract benefits(3)      5,490,273        120,974        399,360        278,632      4,691,307
Payable to affiliates, net                                5,249          5,249              -              -              -
Reinsurance payable to parent                               971            971              -              -              -
Other liabilties and accrued expenses(4)(5)              22,778         21,108            553            502            615
                                                   ------------   ------------   ------------   ------------   ------------
Total Contractual Cash Obligations                 $ 11,455,071   $    664,324   $  1,659,337   $  1,291,856   $  7,839,554
                                                   ============   ============   ============   ============   ============

----------
(1) Securities lending transactions are typically fully secured with cash or marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.

(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life and fixed annuities, including immediate annuities without life contingencies. These amounts reflect estimated cash payments to be made to policyholders and contractholders. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of payments has been determined by the contract. Other contracts, such as interest-sensitive life and fixed deferred annuities, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or
(ii) the occurrence of a payment triggering event, such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, customer lapse and withdrawal activity, and estimated additional deposits for interest-sensitive life contracts, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $5.79 billion exceeds the corresponding liability amounts of $4.35 billion included in the Statements of Financial Position as of December 31, 2005 for contractholder funds. The liability amount in the Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3) The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies and reflects the present value of estimated cash payments to be made to policyholders and contractholders. Immediate annuities with life contingencies include (i) contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) contracts where the timing of a portion of the payments has been determined by the contract. Other contracts, such as traditional life and supplemental accident and health insurance, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death or illness, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. We have estimated the timing of cash outflows related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table of $5.49 billion exceeds the corresponding liability amounts of $1.87 billion included in the Statements of Financial Position as of December 31, 2005 for reserve for life-contingent contract benefits. The liability amount in the Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(4) Other liabilities and accrued expenses primarily include accrued expenses and claim payments.

(5) Balance sheet liabilities not included in the table above include unearned and advance premiums of $466 thousand and deferred income taxes of $73 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis of accounting. In addition, other liabilities of $16 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

     At December 31, 2005, we had $28 million in contractual conditional commitments to invest in private placements and mortgage loans.

REGULATION AND LEGAL PROCEEDINGS

      We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 11 of the financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2005, there are several pending accounting standards that we have not implemented either because the standard had not been finalized or the implementation date had not yet occurred. For a discussion of these pending standards, see Note 2 of the financial statements.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of capital that the Company must hold to support in-force contracts, satisfy rating agencies and meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

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

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY

     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves may be required which could have a material adverse effect on our operating results and financial condition.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS

     Our ability to manage our investment margin for spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. As interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in DAC unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION

     Conditions in the domestic and international stock markets affect the sale and profitability of our variable annuities. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB, GMIB, GMAB and GMWB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur in providing those benefits, resulting in adverse margin trends. These factors may result in accelerated DAC amortization and require increases in reserves, which would reduce statutory capital and surplus and/or our net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE LIFE, FIXED AND VARIABLE ANNUITIES AND OTHER INVESTMENT CONTRACTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC

     DAC related to interest-sensitive life, fixed and variable annuities and other investment contracts is amortized in proportion to AGP and EGP over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results and financial condition.

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

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS

     Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

ACTIONS TAKEN TO SIMPLIFY OUR BUSINESS MODEL AND IMPROVE PROFITABILITY MAY NOT BE SUCCESSFUL AND MAY RESULT IN LOSSES AND COSTS

     We are pursuing strategies intended to improve return on equity. Actions that we have taken and may continue to take include changing the number and selection of products being marketed, terminating underperforming distribution relationships, reducing policy administration software systems, and other actions that we may determine are appropriate to successfully execute our business strategies. The actions that we have taken and may take in the future may not achieve their intended outcome and could result in lower premiums and contract charges, restructuring costs, losses on disposition or losses related to the discontinuance of individual products or distribution relationships.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY

     We are subject to market risk, the risk that we will incur losses due to adverse changes in interest rates and equity prices. Our primary market risk exposures are to changes in interest rates and equity prices and, to a lesser degree, changes in foreign currency exchange rates. For additional information on market risk, see the "Market Risk" section of MD&A.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also cause the purchase of longer-term assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies not adequately addressing portfolio risks.

CONCENTRATION OF OUR INVESTMENT PORTFOLIO IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS

     The concentration of our investment portfolio in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolio and consequently on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolio to the extent that the portfolio are concentrated rather than diversified.

WE MAY SUFFER LOSSES FROM LITIGATION

     As is typical for a large Company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period. For a description of our current legal proceedings, see Note 11 of the financial statements.

     In some circumstances, we, or others in the Allstate Group, may be able to collect on third-party insurance that we carry to recover all or part of the amounts that we pay in judgments, settlements and litigation expenses. However, we, or others in the Allstate Group, may not be able to resolve issues concerning the availability, if any, or the ability to collect such insurance concurrently with the underlying litigation. Consequently, the timing of the resolution of a particular piece of litigation and the determination of our insurance recovery with respect to that litigation may not coincide and, therefore, may be reflected in our financial statements in different fiscal quarters.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As insurance companies, broker-dealers, investment advisers and/or investment companies, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect purchasers or users of insurance products. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

     In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

REINSURANCE MAY BE UNAVAILABLE AT CURRENT LEVELS AND PRICES, WHICH MAY LIMIT OUR ABILITY TO WRITE NEW BUSINESS

     Market conditions beyond our control determine the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we would have to either accept an increase in our exposure risk, reduce our insurance writings, or develop or seek other alternatives.

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

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and may result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a terrorist act occurs, our operating results may be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The insurance financial strength ratings of ALNY, ALIC and AIC are A+, AA and Aa2 from A.M. Best, Standard & Poor's and Moody's, respectively. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for Item 7A is incorporated by reference to the material under the caption "Market Risk" in Part II, 9B
Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------
(IN THOUSANDS)                                                                        2005        2004       2003
                                                                                   ---------   ---------   ---------
REVENUES
Premiums (net of reinsurance ceded of $16,046, $16,133 and $8,021)                 $  68,538   $  76,550   $  68,011
Contract charges                                                                      66,280      59,834      53,018
Net investment income                                                                356,162     302,055     264,854
Realized capital gains and losses                                                     (5,192)     (9,297)     (8,518)
                                                                                   ---------   ---------   ---------
                                                                                     485,788     429,142     377,365
                                                                                   ---------   ---------   ---------
COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries of $8,510, $7,536 and $5,219)       183,227     182,150     167,221
Interest credited to contractholder funds                                            161,936     129,804     106,020
Amortization of deferred policy acquisition costs                                     41,663      25,971      29,969
Operating costs and expenses                                                          43,497      42,115      36,978
                                                                                   ---------   ---------   ---------
                                                                                     430,323     380,040     340,188
GAIN (LOSS) ON DISPOSITION OF OPERATIONS                                                   1       1,326      (4,458)
                                                                                   ---------   ---------   ---------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX                                           55,466      50,428      32,719
Income tax expense                                                                    20,945      17,925      12,029
                                                                                   ---------   ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX          34,521      32,503      20,690
Cumulative effect of change in accounting principle, after-tax                             -      (7,586)          -
                                                                                   ---------   ---------   ---------
NET INCOME                                                                            34,521      24,917      20,690
                                                                                   ---------   ---------   ---------

OTHER COMPREHENSIVE (LOSS) INCOME, AFTER TAX
Change in unrealized net capital gains and losses                                    (26,287)     16,531     (30,931)
                                                                                   ---------   ---------   ---------
COMPREHENSIVE INCOME (LOSS)                                                        $   8,234   $  41,448   $ (10,241)
                                                                                   =========   =========   =========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                DECEMBER 31,
                                                                                        ---------------------------
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                       2005           2004
                                                                                        ------------   ------------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $5,535,396 and $5,012,977)    $  5,989,263   $  5,545,647
   Mortgage loans                                                                            633,789        480,280
   Short-term                                                                                 63,057        111,509
   Policy loans                                                                               36,698         34,948
   Other                                                                                       3,740          4,638
                                                                                        ------------   ------------
      Total investments                                                                    6,726,547      6,177,022

Cash                                                                                           3,818          8,624
Deferred policy acquisition costs                                                            318,551        238,173
Accrued investment income                                                                     62,452         55,821
Reinsurance recoverables                                                                      12,729          8,422
Current income taxes receivable                                                                    -            367
Other assets                                                                                  35,760         17,665
Separate Accounts                                                                            928,824        792,550
                                                                                        ------------   ------------
        TOTAL ASSETS                                                                    $  8,088,681   $  7,298,644
                                                                                        ============   ============

LIABILITIES
Reserve for life-contingent contract benefits                                           $  1,869,875   $  1,782,451
Contractholder funds                                                                       4,349,395      3,802,846
Deferred income taxes                                                                         73,399         90,760
Other liabilities and accrued expenses                                                       188,123        180,904
Payable to affiliates, net                                                                     5,249          8,831
Current income tax payable                                                                     5,412              -
Reinsurance payable to parent                                                                    971          1,067
Separate Accounts                                                                            928,824        792,550
                                                                                        ------------   ------------
        TOTAL LIABILITIES                                                                  7,421,248      6,659,409
                                                                                        ------------   ------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100 thousand shares authorized,
  issued and outstanding                                                                       2,500          2,500
Additional capital paid-in                                                                   140,000        120,000
Retained income                                                                              395,965        361,480
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                   128,968        155,255
                                                                                        ------------   ------------
        Total accumulated other comprehensive income                                         128,968        155,255
                                                                                        ------------   ------------
        TOTAL SHAREHOLDER'S EQUITY                                                           667,433        639,235
                                                                                        ------------   ------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                      $  8,088,681   $  7,298,644
                                                                                        ============   ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                      DECEMBER 31,
                                                           ---------------------------------
(IN THOUSANDS)                                                2005        2004        2003
                                                           ---------   ---------   ---------
COMMON STOCK                                               $   2,500   $   2,500   $   2,500
                                                           ---------   ---------   ---------

ADDITIONAL CAPITAL PAID IN
Balance, beginning of year                                   120,000      55,787      55,787
Capital contribution                                          20,000      64,213           -
                                                           ---------   ---------   ---------
Balance, end of year                                         140,000     120,000      55,787
                                                           ---------   ---------   ---------

RETAINED INCOME
Balance, beginning of year                                   361,480     336,563     315,873
Net income                                                    34,521      24,917      20,690
Dividends                                                        (36)          -           -
                                                           ---------   ---------   ---------
Balance, end of year                                         395,965     361,480     336,563
                                                           ---------   ---------   ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                   155,255     138,724     169,655
Change in unrealized net capital gains and losses            (26,287)     16,531     (30,931)
                                                           ---------   ---------   ---------
Balance, end of year                                         128,968     155,255     138,724
                                                           ---------   ---------   ---------

TOTAL SHAREHOLDER'S EQUITY                                 $ 667,433   $ 639,235   $ 533,574
                                                           =========   =========   =========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------
(IN THOUSANDS)                                                                         2005           2004          2003
                                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $    34,521    $    24,917    $    20,690
Adjustments to reconcile net income to net cash provided by operating activities
    Amortization and other non-cash items                                              (58,887)       (51,544)       (49,547)
    Realized capital gains and losses                                                    5,192          9,297          8,518
    (Gain) loss on disposition of operations                                                (1)        (1,326)         4,458
    Cumulative effect of change in accounting principle                                      -          7,586              -
    Interest credited to contractholder funds                                          161,936        129,804        106,020
    Changes in:
        Reserve for life-contingent contract benefits and contractholder funds          36,533         32,492         21,200
        Deferred policy acquisition costs                                              (26,542)       (66,532)       (28,937)
        Income taxes                                                                     2,591         12,091         (3,715)
        Other operating assets and liabilities                                         (15,285)        (7,442)       (11,917)
                                                                                   -----------    -----------    -----------
            Net cash provided by operating activities                                  140,058         89,343         66,770
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                         481,745        485,522        251,569
Investment collections
    Fixed income securities                                                            160,281        184,317        210,569
    Mortgage loans                                                                      54,795         26,714         24,345
Investments purchases
    Fixed income securities                                                         (1,086,370)    (1,758,452)    (1,027,047)
    Mortgage loans                                                                    (205,389)      (119,953)       (87,889)
Change in short-term investments, net                                                   29,687        (29,248)         9,866
Change in other investments, net                                                         2,305          2,678            291
Change in policy loans                                                                  (1,750)          (841)          (349)
                                                                                   -----------    -----------    -----------
            Net cash used in investing activities                                     (564,696)    (1,209,263)      (618,645)
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                    20,000         64,213              -
Contractholder fund deposits                                                           878,614      1,385,364        728,788
Contractholder fund withdrawals                                                       (478,782)      (331,764)      (187,868)
                                                                                   -----------    -----------    -----------
            Net cash provided by financing activities                                  419,832      1,117,813        540,920
                                                                                   -----------    -----------    -----------

NET DECREASE IN CASH                                                                    (4,806)        (2,107)       (10,955)
CASH AT BEGINNING OF YEAR                                                                8,624         10,731         21,686
                                                                                   -----------    -----------    -----------
CASH AT END OF YEAR                                                                $     3,818    $     8,624    $    10,731
                                                                                   ===========    ===========    ===========

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

     To conform to the 2005 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

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

     The Company is authorized to sell life insurance, retirement and investment products in the state of New York. The Company distributes its products to individuals through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agencies, banks, broker-dealers, and specialized structured settlement brokers. The Company sells products through independent agencies affiliated with master brokerage agencies. Independent workplace enrolling agencies and Allstate exclusive agencies also sell the Company's supplemental accident and health insurance products to employees of small and medium size firms. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact the Company's sales. Approximately 56% of 2005 sales of structured settlement annuities were sold through four specialized structured settlement brokers.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed, commercial mortgage-backed and asset-backed securities, and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity ("available for sale") and are carried at fair value. The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, are reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

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

     Short-term investments are carried at cost or amortized cost that approximates fair value, and include the reinvestment of collateral received in connection with securities lending activities. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral.

     Policy loans are carried at the unpaid principle balances. Other investments consist primarily of derivative financial instruments.

     Investment income consists primarily of interest and is recognized on an accrual basis. Interest income on mortgage-backed, commercial mortgage-backed and asset-backed securities is determined using the effective yield method, considering estimated principal repayments. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other than temporary declines in fair value and changes in the fair value of certain derivatives. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income securities when the decline in fair value is deemed other than temporary (see Note 6).

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments include foreign currency swaps, interest rate caps, interest rate futures, and reinvestment related and equity market risk transfer reinsurance agreements with ALIC that meet the accounting definition of a derivative (see Note 4). Foreign currency swaps involve the future exchange or delivery of foreign currency on terms negotiated at the inception of the contract. Interest rate cap agreements give the holder the right to receive at a future date, the amount, if any, by which a specified market interest rate exceeds the fixed cap, applied to a notional amount. Interest rate futures are defined as commitments to buy or sell designated financial instruments based on specified prices or yields. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in certain variable life and annuity contracts.

     All derivatives are accounted for on a fair value basis and reported as other investments, reinsurance recoverables, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contracts. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in contract benefits or realized capital gains and losses. When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses.

     CASH FLOW HEDGES The Company designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure may be associated with an existing asset, liability, or a forecasted transaction. Anticipated transactions must be probable of occurrence and their significant terms and specific characteristics must be identified.

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

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or when the derivative has been terminated, the gain or loss recognized on the item being hedged and used to adjust the book value of the asset, liability or portion thereof is amortized over the remaining life of the hedged item to net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset, which has become impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

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

     Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item, with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following during the reporting period: realized capital gains and losses or contract benefits. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks respectively within the Statements of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Statements of Cash Flows.

SECURITIES LOANED

     Securities lending transactions are used primarily to generate net investment income. The Company receives collateral for securities loaned in an amount generally equal to 102% of the fair value of fixed income securities and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large brokerage firms.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are recognized in relation to such revenue so as to result in the recognition of profits over the life of the policy and are reflected in contract benefits.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to such revenue such that profits are recognized over the lives of the contracts.

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

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities and immediate annuities without life contingencies are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration, and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Pursuant to the adoption of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") in 2004, interest credited also includes amortization of deferred sales inducement ("DSI") expenses. DSI is amortized into interest credited using the same method used to amortize deferred policy acquisition costs ("DAC").

     Separate account products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate account contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits incurred on variable annuity and life insurance contracts.

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration and certain underwriting costs. DSI costs, which are deferred and recorded as other assets, related to sales inducements offered on sales to new customers, principally on fixed and variable annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Statements of Operations and Comprehensive Income. DAC is amortized to income and included in amortization of deferred policy acquisition costs on the Statements of Operations and Comprehensive Income. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Statements of Operations and Comprehensive Income. DAC and DSI are periodically reviewed for recoverability and written down when necessary.

     For traditional life insurance and other premium paying contracts, DAC is amortized in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are determined based upon conditions as of the date of policy issuance and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies change the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

     For internal exchanges of traditional life insurance, the unamortized balance of costs previously deferred under the original contracts are charged to income. The new costs associated with the exchange are deferred and amortized to income.

     For interest-sensitive life, fixed and variable annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") earned over the estimated lives of the contracts. The amortization periods range from 15-30 years; however, estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of total gross profits. AGP and EGP consist of the following components: benefit margins, primarily from mortality, including guaranteed minimum death, income, withdrawal and accumulation benefits; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     DAC and DSI amortization for variable annuity and life contracts is estimated using stochastic modeling and is significantly impacted by the anticipated return on the underlying funds. The Company's long-term expectation of separate accounts fund performance, net of fees, was approximately 7% in 2005 and 8% in 2004 and 2003. Whenever actual separate accounts fund performance based on the two most recent years varies from the expectation, the Company projects performance levels over the next five years such that the mean return over a seven-year period equals the long-term expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company does not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluates the results of utilization of this process to confirm that it is reasonably possible that variable annuity and life fund performance will revert to the expected long-term mean within this time horizon.

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

     Any amortization of DAC or DSI that would result from changes in unrealized gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income.

REINSURANCE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The amounts reported in the Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on incurred losses that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of the reinsurers and establishes allowances for uncollectible reinsurance recoverables as appropriate.

     The Company has reinsurance treaties through which it cedes primarily re-investment related risk on its structured settlement annuities, guaranteed minimum accumulation benefits ("GMABs"), guaranteed minimum withdrawal benefits ("GMWBs") and certain guaranteed minimum death benefits ("GMDBs") to ALIC. The terms of the treaties related to the structured settlement annuities, GMABs and GMWBs meet the accounting definition of a derivative under Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". Accordingly, these items are recorded in the Statement of Financial Position at fair value. For the treaty pertaining to the re-investment related risk on structured settlement annuities, changes in the fair value of the treaty and premiums paid to ALIC are recognized in realized capital gains and losses (see Note 4). For the treaty pertaining to the GMABs and GMWBs, changes in the fair value of the treaty are recognized in contract benefits.

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

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to traditional life and supplemental accident and health insurance and immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities, and variable annuity and life deposits allocated to fixed accounts. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see Note 8). Contractholder funds also include reserves for secondary guarantees on variable annuities.

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance, administration, cost of insurance and surrender of the contract prior to the contractually specified dates and are reflected in contract charges. Deposits to the separate accounts are not included in cash flows.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $882.2 million and $758.4 million of equity, fixed income and balanced mutual funds and $44.0 million and $32.3 million of money market mutual funds at December 31, 2005 and 2004, respectively.

LIABILITIES FOR VARIABLE CONTRACT GUARANTEES

     The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), upon periodic withdrawal (withdrawal benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Statements of Financial Position (see Note 8).

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

     Projected benefits and contract charges used in determining the liability for certain guarantees are developed using models and stochastic scenarios that are also used in the development of estimated future gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age. The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to contract benefits.

     Guarantees related to accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to extend mortgage loans and purchase private placement securities have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Statements of Financial Position (see Note 7).

ADOPTED ACCOUNTING STANDARDS

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

     In 2005 and 2004, DSI and related amortization is classified within the Statements of Financial Position and Operations and Comprehensive Income as other assets and interest credited to contractholder funds, respectively (See
Note 10).

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ("AICPA") TECHNICAL PRACTICE
  AID ("TPA") RE. SOP 03-1

     In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1 that will be included in the AICPA's TPAs. The TPA addresses a number of issues related to SOP 03-1 including when it is necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPA did not have a material effect on the results of operations or financial position of the Company.

PENDING ACCOUNTING STANDARDS

FINANCIAL ACCOUNTING STANDARDS BOARD STAFF POSITION NO. FAS 115-1, "THE MEANING
  OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS" ("FSP FAS 115-1")

     In November 2005, the Financial Accounting Standards Board ("FASB") issued FSP FAS 115-1, which nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 may have a material impact on the Company's Statements of Operations and Comprehensive Income but is not expected to have a material impact on the Company's Statements of Financial Position as fluctuations in fair value are already recorded in accumulated other comprehensive income.

STATEMENT OF POSITION 05-1, ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED
  ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS ("SOP 05-1")

     In October 2005, the AICPA issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company's accounting policy for internal replacements is generally consistent with the accounting guidance prescribed in SOP 05-1. The Company is currently assessing the impact of SOP 05-1 on the results of operations and financial position of the Company.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 154, ACCOUNTING CHANGES AND
  ERROR CORRECTIONS ("SFAS NO. 154")

     In May 2005, the FASB issued SFAS No. 154, which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154, upon adoption, is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS NO. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT
  OF FASB STATEMENTS NO. 133 AND 140 ("SFAS NO. 155")

     In February 2006 the FASB issued SFAS No. 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. The Company is currently assessing the impact of SFAS No. 155 on its results of operations and financial position.

3.  DISPOSITIONS

     In 2003, the Company announced its intention to exit the direct response distribution business and, based on its decision to sell the business, reached a measurement date that resulted in the recognition of an estimated loss on the disposition of $4.5 million ($2.9 million, after-tax). In 2004, the Company disposed of substantially all of the direct response distribution business pursuant to reinsurance transactions with a subsidiary of Citigroup and Scottish Re (U.S.) Inc. In connection with the disposal activities, the Company recorded a gain on disposition of $1 thousand ($1 thousand after-tax) and $1.3 million ($862 thousand after-tax) in 2005 and 2004, respectively (see Notes 9 and 10).

SUBSEQUENT EVENT

     On March 8, 2006, the Company, its parent, ALIC, and the Corporation, entered into a definitive agreement ("Agreement") with Prudential Financial, Inc. and its subsidiary The Prudential Insurance Company of America (collectively, "Prudential") for the sale pursuant to a combination of coinsurance and modified coinsurance reinsurance of substantially all of its variable annuity business. Total consideration is expected to be approximately $581 million, subject to adjustment for changes in equity markets and interest rates between the effective date of the Agreement and the closing of the transaction. ALIC has entered into an economic hedge that it believes will substantially reduce its economic exposure to the variability of this arrangement from the period between the effective date of the Agreement and closing. As a result of the modified coinsurance reinsurance, the separate account assets and liabilities will remain on the Company's statements of financial position, but the related results of operations will be fully reinsured to Prudential. The sale is expected to result in the recognition of a small gain, which will be amortized into earnings over the life of the Agreement. A level of cash or cash equivalents in an amount equal to the fixed (general) account liabilities of approximately $410 million, net of the consideration, will be needed to settle our obligation to Prudential at closing under the coinsurance portion of the Agreement. An evaluation will occur in the first quarter of 2006 regarding available sources of funds for settlements, which may include such items as cash flows from operations, sales of existing investments or borrowings.

     Under the Agreement, the Company, ALIC and the Corporation will each indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and ALIC and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain. In addition, the Company, ALIC and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company, ALIC and their agents, including in connection with the Company's and ALIC's provision of transition services.

     The terms of the Agreement will give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years. During a transition period, the Company and ALIC will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform. The Company and ALIC have also agreed to continue to issue variable annuity contracts in the financial institutions channel for a period of at least thirty-three months and cede them to Prudential. The Agreement is subject to regulatory approval and is expected to be completed by the end of the second quarter of 2006.

     In 2005, the Company's variable annuity business generated approximately $17 million in contract charges on separate account balances of $927 million and general account balances of $501 million as of December 31, 2005. Separate account balances totaling approximately
$1 million related to the variable life business continue to be retained by the Company.

4.  RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company utilizes services performed by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on its behalf. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company were $53.8 million, $44.8 million and $37.2 million in 2005, 2004 and 2003, respectively. A portion of these expenses relate to the acquisition of business and is deferred and amortized over the contract periods.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $16.0 million, $19.4 million and $19.2 million of structured settlement annuities, a type of immediate annuity, in 2005, 2004 and 2003, respectively, at prices based upon interest rates in effect at the time of issuance, to fund structured settlement annuities in matters involving AIC. Of these amounts, $2.0 million, $5.4 million and $3.9 million relate to structured settlement annuities with life contingencies and are included in premium income in 2005, 2004 and 2003, respectively. In most cases, these annuities were issued under a "qualified assignment," whereby prior to July 1, 2001 Allstate Settlement Corporation ("ASC"), and on and subsequent to July 1, 2001 Allstate Assignment Corporation ("AAC") both wholly owned subsidiaries of ALIC, purchased annuities from the Company and assumed AIC's obligation to make future payments.

     Reserves recorded by the Company for annuities issued to ASC and AAC, including annuities to fund structured settlement annuities in matters involving AIC were $1.78 billion and $1.69 billion at December 31, 2005 and 2004, respectively.

BROKER/DEALER AGREEMENTS

     The Company has a service agreement with Allstate Distributors, L.L.C. ("ADLLC"), a broker-dealer company owned by ALIC, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC also acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $7.1 million, $5.6 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company recorded commission expense of $1.3 million, $1.4 million and $455 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.

REINSURANCE TRANSACTIONS

     The Company has reinsurance agreements with unaffiliated reinsurers and ALIC in order to limit aggregate and single exposure on large risks. A portion of the Company's premiums and policy benefits are ceded to ALIC and reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position. The Company continues to have primary liability as the direct insurer for risks reinsured (see Note 9).

     Additionally, the Company entered into a reinsurance treaty through which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC. Under the terms of the treaty, the Company pays a premium to ALIC that varies with the aggregate structured settlement annuity statutory reserve balance. In return, ALIC guarantees that the yield on the portion of the Company's investment portfolio that supports structured settlement annuity liabilities will not fall below contractually determined rates. The Company ceded premium related to structured settlement annuities to ALIC of $2.9 million, $2.7 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the carrying value of the structured settlement reinsurance treaty was $(1.5) million and $(995) thousand, respectively, which is recorded in other assets. The premiums ceded and changes in the fair value of the reinsurance treaty are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive income as the treaty is recorded as a derivative instrument pursuant to the requirements of SFAS No. 133.

     Beginning in 2004, the Company has a reinsurance treaty through which it cedes variable annuity GMABs to ALIC. At December 31, 2005 and 2004, the carrying value of the GMAB treaty, which is recorded as a component of reinsurance recoverables, was $(553) thousand and $(141) thousand, respectively. Additionally, beginning in 2005, the treaty was updated to included variable annuity GMWBs and certain GMDBs. At December 31, 2005, the carrying values related to GMWBs and GMDBs, which are also reflected as a component of reinsurance recoverables, were $2 thousand and $104 thousand, respectively.

CAPITAL CONTRIBUTION

     The Company received cash capital contributions from ALIC of $20.0 million and $64.2 million in 2005 and 2004, respectively, which were recorded as additional capital paid-in on the Statements of Financial Position.

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the inter-company loan agreement at December 31, 2005 and 2004. The Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund inter-company borrowings.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment modifications, which reflect refinancings of fixed income securities, totaled $4.5 million and $1.7 million for 2005 and 2004, respectively. There were no non-cash investment modifications in 2003.

     Liabilities for collateral received in conjunction with securities lending activities were $149.5 million, $133.4 million and $134.5 million at December 31, 2005, 2004 and 2003, respectively, and are reported as a component of other liabilities and accrued expenses in Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Statements of Cash Flows along with the related changes in investments which for the years ended December 31 are as follows:

(IN THOUSANDS)                                                       2005             2004             2003
                                                                --------------   --------------   --------------
Net change in fixed income securities                           $      (36,652)  $       59,856   $      (46,447)
Net change in short-term investments                                    20,555          (58,735)          71,908
                                                                --------------   --------------   --------------
  Operating cash flow (used) provided                           $      (16,097)  $        1,121   $       25,461
                                                                ==============   ==============   ==============

Liabilities for collateral, beginning of year                   $     (133,368)  $     (134,489)  $     (159,950)
Liabilities for collateral, end of year                               (149,465)        (133,368)        (134,489)
                                                                --------------   --------------   --------------
  Operating cash flow provided (used)                           $       16,097   $       (1,121)  $      (25,461)
                                                                ==============   ==============   ==============

6.  INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

(IN THOUSANDS)                                                           GROSS UNREALIZED
                                                  AMORTIZED     ---------------------------------         FAIR
                                                    COST             GAINS             LOSSES             VALUE
                                               --------------   ----------------   --------------    ---------------
AT DECEMBER 31, 2005
U.S. government and agencies                   $      510,362   $       213,421    $            -    $       723,783
Municipal                                             308,219            20,193              (776)           327,636
Corporate                                           3,286,652           182,630           (28,020)         3,441,262
Foreign government                                    236,078            70,433              (176)           306,335
Mortgage-backed securities                            569,712             4,050           (10,712)           563,050
Commercial mortgage-backed securities                 490,985             3,999            (3,149)           491,835
Asset-backed securities                               123,981             1,068              (679)           124,370
Redeemable preferred stock                              9,407             1,585                  -            10,992
                                               --------------   ----------------   --------------    ---------------
   Total fixed income securities               $    5,535,396   $       497,379    $      (43,512)   $     5,989,263
                                               ==============   ===============    ==============    ===============

AT DECEMBER 31, 2004
U.S. government and agencies                   $      506,971   $       197,639    $            -    $       704,610
Municipal                                             262,683            12,714            (1,422)           273,975
Corporate                                           2,950,439           246,775            (6,660)         3,190,554
Foreign government                                    214,508            62,839                 -            277,347
Mortgage-backed securities                            566,367             8,719            (2,623)           572,463
Commercial mortgage-backed securities                 446,354            13,357              (838)           458,873
Asset-backed securities                                56,215             1,732            (1,321)            56,626
Redeemable preferred stock                              9,440             1,759                 -             11,199
                                               --------------   ---------------    -------------     ---------------
   Total fixed income securities               $    5,012,977   $       545,534    $      (12,864)   $     5,545,647
                                               ==============   ===============    ==============    ===============

SCHEDULED MATURITIES

The scheduled maturities for fixed income securities are as follows at December 31, 2005:

                                                                   AMORTIZED             FAIR
(IN THOUSANDS)                                                       COST                VALUE
                                                               -----------------   -----------------
Due in one year or less                                        $          50,709   $          51,095
Due after one year through five years                                    641,927             655,538
Due after five years through ten years                                 1,817,454           1,886,834
Due after ten years                                                    2,331,613           2,708,376
                                                               -----------------   -----------------
                                                                       4,841,703           5,301,843
Mortgage- and asset-backed securities                                    693,693             687,420
                                                               -----------------   -----------------
 Total                                                         $       5,535,396   $       5,989,263
                                                               =================   =================

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

(IN THOUSANDS)                                          2005        2004        2003
                                                     ----------  ----------  ----------
Fixed income securities                              $  330,567  $  278,522  $  243,684
Mortgage loans                                           33,373      27,198      24,026
Other                                                     6,723       4,039       3,592
                                                     ----------  ----------  ----------
  Investment income, before expense                     370,663     309,759     271,302
  Investment expense                                     14,501       7,704       6,448
                                                     ----------  ----------  ----------
    Net investment income                            $  356,162  $  302,055  $  264,854
                                                     ==========  ==========  ==========

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN THOUSANDS)                                          2005        2004        2003
                                                     ----------  ----------  ----------
Fixed income securities                              $   (6,596) $   (7,666) $   (8,156)
Mortgage loans                                            3,000       1,480      (1,113)
Other                                                    (1,596)     (3,111)        751
                                                     ----------  ----------  ----------
  Realized capital gains and losses, pre-tax             (5,192)     (9,297)     (8,518)
  Income tax benefit                                      1,972       3,453       3,278
                                                     ----------  ----------  ----------
  Realized capital gains and losses, after-tax       $   (3,220) $   (5,844) $   (5,240)
                                                     ==========  ==========  ==========

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN THOUSANDS)                                          2005        2004        2003
                                                     ----------  ----------  ----------
Write-downs                                          $   (1,543) $   (3,402) $   (7,682)
Dispositions (1)                                         (2,053)     (2,784)     (1,587)
Valuation of derivative instruments                      (4,469)     (5,777)     (2,140)
Settlement of derivative instruments                      2,873       2,666       2,891
                                                     ----------  ----------  ----------
  Realized capital gains and losses, pre-tax             (5,192)     (9,297)     (8,518)
  Income tax benefit                                      1,972       3,453       3,278
                                                     ----------  ----------  ----------
  Realized capital gains and losses, after-tax       $   (3,220) $   (5,844) $   (5,240)
                                                     ==========  ==========  ==========

----------
(1) Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. The Company may sell fixed income securities during the period in which fair value has declined below amortized cost. In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security. The Company recognized losses of $6.8 million due to a change in intent to hold certain securities during 2005.

     Gross gains of $5.8 million, $5.2 million and $4.0 million and gross losses of $7.4 million, $13.3 million and $6.9 million were realized on sales of fixed income securities during 2005, 2004 and 2003, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

                                                                                  GROSS UNREALIZED
(IN THOUSANDS)                                                    FAIR        -------------------------    UNREALIZED
AT DECEMBER 31, 2005                                              VALUE          GAINS         LOSSES       NET GAINS
                                                               -----------    -----------   -----------    -----------
Fixed income securities                                        $ 5,989,263    $   497,379   $   (43,512)       453,867
Derivative instruments and other investments                          (154)             -          (154)          (154)
                                                                                                           -----------
  Total                                                                                                        453,713

Amounts recognized for: (1)
  Premium deficiency reserve                                                                                  (257,473)
  Deferred policy acquisition and sales inducements costs                                                        2,172
                                                                                                           -----------
    Total                                                                                                     (255,301)
Deferred income taxes                                                                                          (69,444)
                                                                                                           -----------
Unrealized net capital gains and losses                                                                    $   128,968
                                                                                                           ===========

                                                                                  GROSS UNREALIZED
(IN THOUSANDS)                                                    FAIR        -------------------------    UNREALIZED
AT DECEMBER 31, 2004                                              VALUE          GAINS         LOSSES       NET GAINS
                                                               -----------    -----------   -----------    -----------
Fixed income securities                                        $ 5,545,647    $   545,534   $   (12,864)   $   532,670
Derivative instruments and other investments                             4              4          (724)          (720)
                                                                                                           -----------
  Total                                                                                                        531,950

Amounts recognized for: (1)
  Premium deficiency reserve                                                                                  (240,410)
  Deferred policy acquisition and sales inducement costs                                                       (52,686)
                                                                                                           -----------
      Total                                                                                                   (293,096)
Deferred income taxes                                                                                          (83,599)
                                                                                                           -----------
Unrealized net capital gains and losses                                                                    $   155,255
                                                                                                           ===========

----------
(1) See Note 2, Summary of Significant Accounting Policies for deferred policy acquisition and sales inducement costs and reserves for life contingent contract benefits.

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN THOUSANDS)                                                     2005          2004          2003
                                                               -----------    -----------   -----------
Fixed income securities                                        $   (78,803)   $    52,790   $    26,738
Derivative instruments and other investments                           566           (720)            -
                                                               -----------    -----------   -----------
  Total                                                            (78,237)        52,070        26,738

Amounts recognized for:
  Premium deficiency reserve                                       (17,063)       (25,011)      (65,900)
  Deferred policy acquisition and sales inducement
    costs                                                           54,858         (1,627)       (8,424)
                                                               -----------    -----------   -----------
      Total                                                         37,795        (26,638)      (74,324)
Deferred income taxes                                               14,155         (8,901)       16,655
                                                               -----------    -----------   -----------
(Decrease) increase in unrealized net capital
  gains and losses                                             $   (26,287)   $    16,531   $   (30,931)
                                                               ===========    ===========   ===========

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

     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

                                       LESS THAN 12 MONTHS                 12 MONTHS OR MORE
                               -----------------------------------  -----------------------------------     TOTAL
                                NUMBER OF     FAIR      UNREALIZED   NUMBER OF     FAIR      UNREALIZED   UNREALIZED
($ IN THOUSANDS)                 ISSUES       VALUE       LOSSES      ISSUES       VALUE       LOSSES       LOSSES
                               ----------  -----------  ----------  -----------  ---------  -----------   ------------
AT DECEMBER 31, 2005
Fixed income securities
  Municipal                            12  $    80,350  $     (776)           -  $       -  $         -   $       (776)
  Corporate                           227    1,078,813     (20,810)          27    159,782       (7,210)       (28,020)
  Foreign government                    2       10,186        (176)           -          -            -           (176)
  Mortgage-backed securities           32      313,090      (7,089)          11    101,796       (3,623)       (10,712)
  Commercial mortgage-backed
  securities                           46      282,391      (3,149)           -          -            -         (3,149)
  Asset-backed securities              13       33,085        (427)           1      5,747         (252)          (679)
                               ----------  -----------  ----------  -----------  ---------  -----------   ------------
  Total                               332  $ 1,797,915  $  (32,427)          39  $ 267,325  $   (11,085)  $    (43,512)
                               ==========  ===========  ==========  ===========  =========  ===========   ============
Investment grade fixed
income securities                     300    1,746,340     (30,717)          37    257,086      (10,324)       (41,041)
Below investment grade fixed
income securities                      32       51,575      (1,710)           2     10,239         (761)        (2,471)
                               ----------  -----------  ----------  -----------  ---------  -----------   ------------
  Total fixed income
  securities                          332  $ 1,797,915  $  (32,427)          39  $ 267,325  $   (11,085)  $    (43,512)
                               ==========  ===========  ==========  =========== ==========  ===========   ============
AT DECEMBER 31, 2004
Fixed income securities
  Municipal                            18  $    81,432  $   (1,238)           1  $   9,816         (184)  $     (1,422)
  Corporate                            81      369,511      (4,159)          17     84,321       (2,501)        (6,660)
  Mortgage-backed securities           23      224,914      (2,148)           2     30,398         (475)        (2,623)
  Commercial mortgage-backed
  securities                           10       82,850        (445)           1      9,650         (393)          (838)
  Asset-backed securities               5       18,234      (1,321)           -          -            -         (1,321)
                               ----------  -----------  ----------  -----------  ---------  -----------   ------------
  Total                               137  $   776,941  $   (9,311)          21  $ 134,185  $    (3,553)  $    (12,864)
                               ==========  ===========  ==========  ===========  =========  ===========   ============
Investment grade fixed income
securities                            114      746,621      (7,585)          16    113,024       (3,019)       (10,604)
Below investment grade fixed
income securities                      23       30,320      (1,726)           5     21,161         (534)        (2,260)
                               ----------  -----------  ----------  -----------  ---------  -----------   ------------
  Total fixed income
  securities                          137  $   776,941  $   (9,311)          21  $ 134,185  $    (3,553)  $    (12,864)
                               ==========  ===========  ==========  ===========  =========  ===========   ============

     As of December 31, 2005, $42 .3 million of the unrealized losses related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $42.3 million, $39.8 million related to unrealized losses on investment grade securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired.

     As of December 31, 2005, the remaining $1.2 million of unrealized losses related to securities in unrealized loss positions greater than or equal to 20% of amortized cost and all related to investment grade securities.

      The total $2.5 million of unrealized losses from below investment grade securities includes $2.3 million of corporate fixed income securities and $228 thousand of asset-backed securities.

     As of December 31, 2005, the Company had the intent and ability to hold the fixed income securities with unrealized losses for a period of time sufficient for them to recover.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company had no impaired loans at December 31, 2005 or 2004.

     Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise a cash basis is used. No interest income was earned on impaired loans in 2005 or 2004. In 2003, the Company recognized interest income on impaired loans of $134 thousand. The average balance of impaired loans was $3.9 million in 2003.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represented more than 5% of the portfolio at December 31, 2005 and 2004.

 (% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)      2005           2004
                                                    -------        ------
     California                                        35.4%         41.7%
     Texas                                              9.0          10.2
     Missouri                                           8.8             -
     Oregon                                             7.3           7.4
     Illinois                                           6.1           0.8
     Virginia                                           5.1           4.0
     Delaware                                           0.5           5.4

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5.0% of the portfolio at December 31, 2005 and 2004.

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)  2005           2004
                                                    -------        ------
     California                                        23.4%         19.8%
     Illinois                                          11.5          12.2
     Pennsylvania                                       8.2           7.2
     New Jersey                                         7.1          12.3
     New York                                           6.5           9.5
     Ohio                                               6.0           6.3
     Texas                                              5.9           6.1
     Arizona                                            3.4           5.5

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)  2005          2004
                                                    -------        ------
     Warehouse                                         31.3%         30.1%
     Office buildings                                  29.0          24.2
     Retail                                            17.4          23.7
     Apartment complex                                 17.2          16.6
     Industrial                                         2.2           1.5
     Other                                              2.9           3.9
                                                    -------        ------
                                                      100.0%        100.0%
                                                    =======        ======

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2005 for loans that were not in foreclosure are as follows:

                               NUMBER OF         CARRYING
($ IN THOUSANDS)                 LOANS            VALUE          PERCENT
                            ---------------  ----------------  -----------
            2006                          3  $         13,429          2.1%
            2007                          5            14,498          2.3
            2008                          3            18,914          3.0
            2009                         13            49,987          7.9
            2010                         23           105,922         16.7
            Thereafter                   91           431,039         68.0
                            ---------------  ----------------  -----------
                Total                   138  $        633,789        100.0%
                            ===============  ================  ===========

     In 2005, $5.9 million of commercial mortgage loans became contractually due and were paid as due. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

CONCENTRATION OF CREDIT RISK

     The Company is not exposed to any credit concentration of risk of a single issuer and its affiliates greater than 10% of the Company's shareholder's equity other than certain U.S. government and government agencies.

SECURITIES LENDING

     The Company participates in securities lending programs with third parties, mostly large brokerage firms. At December 31, 2005 and 2004, fixed income securities with a carrying value of $143.2 million and $130.8 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $430 thousand, $300 thousand and $324 thousand, for the years ending December 31, 2005, 2004 and 2003, respectively.

OTHER INVESTMENT INFORMATION

     Included in fixed income securities are below investment grade assets totaling $201.7 million and $209.3 million at December 31, 2005 and 2004, respectively.

     At December 31, 2005, fixed income securities with a carrying value of $2.6 million were on deposit with regulatory authorities as required by law.

     At December 31, 2005, the carrying value of investments that were non-income producing was $5.4 million.

7.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and DSI and reinsurance recoverables) and liabilities (including reserve for life-contingent contract benefits and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

                                  DECEMBER 31, 2005        DECEMBER 31, 2004
                             ------------------------  ------------------------
                               CARRYING       FAIR      CARRYING        FAIR
(IN THOUSANDS)                   VALUE       VALUE        VALUE        VALUE
                             -----------  -----------  -----------  -----------
Fixed income securities      $ 5,989,263  $ 5,989,263  $ 5,545,647  $ 5,545,647
Mortgage loans                   633,789      647,068      480,280      505,890
Short-term investments            63,057       63,057      111,509      111,509
Policy loans                      36,698       36,698       34,948       34,948
Separate accounts                928,824      928,824      792,550      792,550

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs, or independent third party pricing sources. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. Separate accounts assets are carried in the Statements of Financial Position at fair value based upon quoted market prices.

FINANCIAL LIABILITIES

                                                         DECEMBER 31, 2005        DECEMBER 31, 2004
                                                    ------------------------  ------------------------
                                                      CARRYING       FAIR      CARRYING        FAIR
(IN THOUSANDS)                                          VALUE       VALUE        VALUE        VALUE
                                                    -----------  -----------  -----------  -----------
Contractholder funds on investment contracts        $ 3,921,872  $ 3,815,608  $ 3,434,238  $ 3,367,458
Liability for collateral                                149,465      149,465      133,368      133,368
Separate accounts                                       928,824      928,824      792,550      792,550

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. The liability for collateral is valued at carrying value due to its short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivatives for risk reduction. With the exception of embedded derivatives, all of the Company's derivatives are evaluated for their on-going effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to permit the application of SFAS 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts while hedging on a macro basis.

     Asset-liability management is a risk management strategy that is employed to align the respective interest-rate sensitivities of assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate caps are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a proper matched relationship is maintained and to reduce exposure to rising or falling interest rates. The Company uses financial futures for macro-hedging related primarily to anticipated asset and liability purchases.

       The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2005.

                                                                            CARRYING         CARRYING
                                           NOTIONAL           FAIR            VALUE           VALUE
(IN THOUSANDS)                              AMOUNT           VALUE          ASSETS (1)   (LIABILITIES)(1)
                                        --------------  --------------   --------------  ----------------
AT DECEMBER 31, 2005
Financial futures contracts             $      169,100  $           25   $           71  $            (46)
Interest rate cap agreements                   186,300           2,721            2,912              (191)
                                        --------------  --------------   --------------  ----------------
Total interest rate contracts           $      355,400  $        2,746   $        2,983  $           (237)
                                        ==============  ==============   ==============  ================

Foreign currency swap agreements        $        7,500  $         (154)  $            -  $           (154)
                                        ==============  ==============   ==============  ================

Structured settlement annuity
  reinsurance agreement                 $            -  $       (1,473)  $       (1,473) $              -
                                        ==============  ==============   ==============  ================

Guaranteed accumulation benefits        $      194,098  $          553   $            -  $            553
                                        ==============  ==============   ==============  ================

Guaranteed accumulation benefits
  reinsurance agreement                 $      194,098  $         (553)  $         (553) $              -
                                        ==============  ==============   ==============  ================

Guaranteed withdrawal benefits          $       21,746  $           (2)  $            -  $             (2)
                                        ==============  ==============   ==============  ================

Guaranteed withdrawal benefits
  reinsurance agreement                 $       21,746  $            2   $            2  $              -
                                        ==============  ==============   ==============  ================

Other embedded derivative financial
  instruments                           $        1,762  $           (3)  $            -  $             (3)
                                        ==============  ==============   ==============  ================

----------
(1) Carrying value includes the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income or other invested assets.

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2004.

                                                                            CARRYING         CARRYING
                                            NOTIONAL          FAIR            VALUE           VALUE
(IN THOUSANDS)                               AMOUNT          VALUE          ASSETS (1)   (LIABILITIES)(1)
                                        --------------  --------------   --------------  ----------------
AT DECEMBER 31, 2004
Financial futures contracts             $      179,200  $           80   $          280  $           (200)
Interest rate cap agreements                   152,000           3,628            4,262              (634)
                                        --------------  --------------   --------------  ----------------
Total interest rate contracts           $      331,200  $        3,708   $        4,542  $           (834)
                                        ==============  ==============   ==============  ================

Foreign currency swap agreements        $        7,500  $         (724)  $            -  $           (724)
                                        ==============  ==============   ==============  ================

Structured settlement annuity
  reinsurance agreement                 $            -  $         (995)  $         (995) $              -
                                        ==============  ==============   ==============  ================

Guaranteed accumulation benefits        $       93,507  $          141   $            -  $            141
                                        ==============  ==============   ==============  ================

Guaranteed accumulation benefits
  reinsurance agreement                 $       93,507  $         (141)  $         (141) $              -
                                        ==============  ==============   ==============  ================

Other embedded derivative financial
  instruments                           $        1,743  $           (3)  $            -  $             (3)
                                        ==============  ==============   ==============  ================

----------
(1) Carrying value includes the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income or other invested assets.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                                               2005                            2004
                                                --------------------------------   ------------------------------
                                                   CONTRACTUAL                      CONTRACTUAL
(IN THOUSANDS)                                       AMOUNT         FAIR VALUE        AMOUNT         FAIR VALUE
                                                ----------------   -------------   -------------   --------------
Commitments to extend mortgage loans            $         12,516   $         125   $      20,031   $          200
Private placement commitments                             15,000               -               -                -

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

     Private placement commitments represent conditional commitments to purchase private placement debt and equity securities at a specified future date. The Company regularly enters into these agreements in the normal course of business. The fair value of these commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final.

8.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                                          2005             2004
                                                                  --------------   --------------
Immediate annuities:
   Structured settlement annuities                                $    1,752,386   $    1,674,902
   Other immediate annuities                                               7,998            7,529
Traditional life                                                         105,393           95,585
Other                                                                      4,098            4,435
                                                                  --------------   -------------
   Total reserve for life-contingent contract benefits            $    1,869,875   $    1,782,451
                                                                  ==============   ==============

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

          PRODUCT                          MORTALITY                   INTEREST RATE             ESTIMATION METHOD
Structured settlement           U.S. population with projected      Interest rate            Present value of
annuities                       calendar year improvements;         assumptions range        contractually specified
                                mortality rates adjusted for        from 4.6% to 9.5%        future benefits
                                each impaired life based on
                                reduction in life expectancy
                                and nature of impairment

Other immediate annuities       1983 group annuity mortality        Interest rate            Present value of expected
                                table                               assumptions range        future benefits based on
                                1983 individual annuity             from 2.4% to 11.5%       historical experience
                                mortality table

Traditional life                Actual company experience plus      Interest rate            Net level premium reserve
                                loading                             assumptions range        method using the
                                                                    from 4.0% to 8.0%        Company's withdrawal
                                                                                             experience rates
Other:
   Variable annuity             90% of 1994 group annuity           7%                       Projected benefit ratio
   guaranteed minimum           mortality table with internal                                applied to cumulative
   death benefits               modifications                                                assessments

   Supplemental                 Actual company experience plus                               Unearned premium;
   accident and health          loading                                                      additional contract
                                                                                             reserves for traditional
                                                                                             life

     To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $257.5 million and $240.3 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2005 and 2004, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

     At December 31, contractholder funds consists of the following:

(IN THOUSANDS)                                         2005             2004
                                                  -------------    -------------
Interest-sensitive life                           $     427,523    $     368,608
Investment contracts:
   Fixed annuities                                    3,381,034        2,890,254
   Immediate annuities and other                        540,838          543,984
                                                  -------------    -------------
     Total contractholder funds                   $   4,349,395    $   3,802,846
                                                  =============    =============

     The following table highlights the key contract provisions relating to contractholder funds:

           PRODUCT                       INTEREST RATE                       WITHDRAWAL/SURRENDER CHARGES
Interest-sensitive life         Interest rates credited range       Either a percentage of account balance or
                                from 4.0% to 5.25%                  dollar amount grading off generally over 20
                                                                    years

Fixed and immediate             Interest rates credited range       Either a declining or a level percentage
 annuities                      from 1.9% to 11.5% for              charge generally over nine years or less.
                                immediate annuities and 0.0%        Additionally, approximately 4.9% of fixed
                                to 10.3% for fixed annuities        annuities are subject to a market value
                                                                    adjustment for discretionary withdrawals

Other:
  Variable guaranteed           Interest rates used in              Withdrawal and surrender charges are based on
    minimum income              establishing reserves range         the terms of the related variable annuity
    benefit and secondary       from 1.75% to 10.3%                 contract
    guarantees on
    variable annuities

     Contractholder funds activity for the years ended December 31 is as follows:

(IN THOUSANDS)                                                   2005               2004
                                                            ---------------   -----------------
BALANCE, BEGINNING OF YEAR                                  $     3,802,846   $       2,658,325
Impact of adoption of SOP 03-1 (1)                                        -               2,031
Deposits                                                            883,814           1,385,364
Interest credited                                                   173,984             129,243
Benefits                                                            (74,923)            (46,649)
Surrenders and partial withdrawals                                 (364,051)           (246,081)
Contract charges                                                    (41,856)            (41,573)
Net transfers to separate accounts                                  (39,765)            (39,906)
Other adjustments                                                     9,346               2,092
                                                            ---------------   -----------------
BALANCE, END OF YEAR                                        $     4,349,395   $       3,802,846
                                                            ===============   =================

----------
(1) The increase in contractholder funds due to the adoption of SOP 03-1 reflects the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuities and the reclassification of deferred sales inducements ("DSI") from contractholder funds to other assets.

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

                                                                                      DECEMBER 31,
                                                                             --------------------------
($ IN MILLIONS)                                                                 2005           2004
                                                                             -----------    -----------
IN THE EVENT OF DEATH
   Separate account value                                                    $       926.3  $     790.7
   Net amount at risk (1)                                                    $        38.2  $      85.5
   Average attained age of contractholders                                      66.5 years   62.9 years

AT ANNUITIZATION
   Separate account value                                                    $        41.8  $      40.1
   Net amount at risk (2)                                                    $           -  $         -
   Weighted average waiting period until annuitization options available         7.5 years    8.5 years

FOR CUMULATIVE PERIODIC WITHDRAWALS
   Separate account value                                                    $        19.8  $         -
   Net amount at risk (3)                                                    $           -  $         -

ACCUMULATION AT SPECIFIED DATES
   Separate account value                                                    $       188.9  $      86.7
   Net amount at risk (4)                                                    $           -  $         -
   Weighted average waiting period until guarantee date                         10.5 years     11 years

----------
(1) Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.
(2) Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.
(3) Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance at the balance sheet date.
(4) Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.

     The following summarizes the liabilities for guarantees:

                                                                          LIABILITY FOR
                                                                            GUARANTEES
                                          LIABILITY FOR   LIABILITY FOR    RELATED TO
                                            GUARANTEES      GUARANTEES     ACCUMULATION
                                           RELATED TO       RELATED TO         AND
                                             DEATH            INCOME       WITHDRAWAL
(IN THOUSANDS)                              BENEFITS         BENEFITS       BENEFITS          TOTAL
                                          --------------  --------------  --------------  --------------
Balance at December 31, 2004              $          662  $           81  $         (141) $          602
  Less reinsurance recoverables                        -               -             141             141
                                          --------------  --------------  --------------  --------------
Net balance at December 31, 2004                     662              81               -             743

Incurred guaranteed benefits                       1,582              28               -           1,610
Paid guarantee benefits                           (2,084)             (4)              -          (2,088)
                                          --------------  --------------  --------------  --------------
  Net change                                        (502)             24               -            (478)

Net balance at December 31, 2005                     160             105               -             265
  Plus reinsurance recoverables                      104               -            (551)           (447)
                                          --------------  --------------  --------------  --------------
Balance, December 31, 2005(1)             $          264  $          105  $         (551) $         (182)
                                          ==============  ==============  ==============  ==============

----------
(1) Included in the total liability balance are reserves for variable annuity death benefits of $264 thousand, variable annuity income benefits of $46 thousand, variable annuity accumulation benefits of $(553) thousand, variable annuity withdrawal benefits of $2 thousand and other guarantees of $59 thousand.

     In 2004, incurred guaranteed benefits were $1.8 million and $7 thousand for death benefits and income benefits, respectively. There were no incurred guaranteed accumulation benefits in 2004. Paid guarantee benefits were $2.0 million in 2004 for death benefits. There were no paid guarantee benefits in 2004 related to income and accumulation benefits. Further, the Company did not offer withdrawal benefits in 2004.

9.   REINSURANCE

     The Company reinsures certain of its risks to unaffiliated reinsurers and ALIC under yearly renewable term and coinsurance agreements. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments.

     Mortality risk on policies in excess of $250 thousand per life is ceded to ALIC. In addition, we used reinsurance to effect the disposal of substantially all of our direct response distribution business. In 2005 and 2004, the Company ceded $1.4 million and $5.5 million, respectively, to a subsidiary of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposal of the direct response business.

     As of December 31, 2005 and 2004, 37.6% and 32.4%, respectively, of our face amount of life insurance in force was reinsured to non-affiliates and ALIC. We retain primary liability as a direct insurer for all risks ceded to reinsurers. Amounts recoverable from reinsurers are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. No single reinsurer had a material obligation to the Company nor is the Company's business substantially dependent upon any reinsurance contract. See Note 4 for discussion of reinsurance agreements with ALIC. The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN THOUSANDS)                                                          2005           2004              2003
                                                                 --------------   --------------   ---------------
PREMIUMS AND CONTRACT CHARGES
Direct                                                           $      150,749   $      151,799   $       128,713
Assumed - non-affiliate                                                     950              719               337
Ceded
  Affiliate                                                              (4,795)          (4,329)           (4,530)
  Non-affiliate                                                         (12,086)         (11,805)           (3,491)
                                                                 --------------   --------------   ---------------
    Premiums and contract charges, net of reinsurance            $      134,818   $      136,384   $       121,029
                                                                 ==============   ==============   ===============

     The effects of reinsurance on contract benefits and interest credited to contractholder funds for the years ended December 31 are as follows:

(IN THOUSANDS)                                                        2005             2004              2003
                                                                 --------------   --------------   ---------------
CONTRACT BENEFITS AND INTEREST CREDITED TO CONTRACTHOLDER FUNDS
Direct                                                           $      353,277   $      319,217   $       278,321
Assumed - non-affiliate                                                     396              273               139
Ceded
  Affiliate                                                              (1,154)            (985)           (1,590)
  Non-affiliate                                                          (7,356)          (6,551)           (3,629)
                                                                 --------------   --------------   ---------------
    Contract benefits and interest credited to contractholder
      funds, net of reinsurance                                  $      345,163   $       311,954  $       273,241
                                                                 ==============   ===============  ===============

     Included in reinsurance recoverables at December 31, 2005 and 2004 are the amounts due from ALIC of $935 thousand and $1.1 million, respectively. The table above excludes $2.9 million, $2.7 million and $2.6 million of premiums and contract charges ceded to ALIC during 2005, 2004 and 2003, respectively, under the terms of the structured settlement reinsurance treaty (See Note 4).

10.   DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Deferred policy acquisitions costs for the years ended December 31 are as follows:

(IN THOUSANDS)                                         2005            2004              2003
                                                   -------------   -------------     -------------
BALANCE, BEGINNING OF YEAR                         $     238,173   $     187,437     $     166,925
   Impact of adoption of SOP 03-1 (1)                          -         (11,140)                -
   Disposition of operations (2)                               -          (3,213)                -
   Acquisition costs deferred                             68,205          92,502            58,905
   Amortization charged to income                        (41,663)        (25,971)          (29,969)
   Effect of unrealized gains and losses                  53,836          (1,442)           (8,424)
                                                   -------------   -------------     -------------
BALANCE, END OF YEAR                               $     318,551   $     238,173     $     187,437
                                                   =============   =============     =============

----------
(1) In 2004, the impact of adoption of SOP 03-1 includes a write-down in variable annuity DAC of $7.7 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $4.1 million and an increase to DAC of $691 thousand for an adjustment to the effect of unrealized capital gains and losses.
(2) In 2004, DAC was reduced by $3.2 million related to the disposition of substantially all of our direct response distribution business
     (see Note 3).

     Net amortization charged to income includes $3.7 million, $2.1 million and $1.7 million in 2005, 2004 and 2003, respectively, due to realized capital gains and losses.

     In 2005 and 2004, DSI and related amortization is classified within the Statements of Financial Position and Operations and Comprehensive Income as other assets and interest credited to contractholder funds, respectively. Deferred sales inducement activity for the twelve months ended December 31 was as follows:

(IN THOUSANDS)                                         2005            2004
                                                   -------------   -------------
BALANCE, BEGINNING OF YEAR (1)                     $       2,955   $       2,369
Sales inducements deferred                                16,923           1,531
Amortization charged to income                            (2,373)           (760)
Effect of unrealized gains and losses                      1,022            (185)
                                                   -------------   -------------
BALANCE, END OF YEAR                               $      18,527   $       2,955
                                                   =============   =============

----------
(1) The January 1, 2004 balance includes a $3.0 million write-down of DSI due to the adoption of SOP 03-1 (see Note 2).

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

     The aggregate liability balance related to all guarantees was not material as of December 31, 2005.

REGULATION

     The Company is subject to changing social, economic and regulatory conditions. From time to time regulatory authorities seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

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

     - In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages. Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings. In our experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

     - In connection with regulatory examinations and proceedings, government authorities may seek various forms of relief, including penalties, restitution and changes in business practices. The Company may not be advised of the nature and extent of relief sought until the final stages of the examination or proceeding.

     - For the reasons specified above, it is not possible at this time to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Proceedings" subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

     - Due to the complexity and scope of the matters disclosed in the "Proceedings" subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company's operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

PROCEEDINGS

     Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

     AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws, a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act, breach of contract and ERISA violations, and a lawsuit filed in October 2004 by the EEOC alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims and are seeking actual damages including benefits under Allstate employee benefit plans and payments provided in connection with the reorganization, as well as punitive damages. In late March 2004, in the first EEOC lawsuit and class action lawsuit, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also "concluded that, on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. In these matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

     The Company is currently undergoing a periodic market conduct examination by state insurance regulators. Regulators are focusing, as they have with other insurers, on the Company's compliance with the state's replacement sales and record-keeping processes with regard to life insurance and annuities among other issues. They have alleged that the Company failed to meet the requirements of applicable regulations. In relation to this examination the Company accrued $15 million of additional contractholder benefits in 2005. The ultimate outcome of this examination including potential customer remediation related to replacement sales is currently under discussion with the New York State Department of Insurance.

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

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company's practices. The outcome of these disputes is currently unpredictable.

     One or more of these matters could have an adverse effect on the Company's operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

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

     The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 2002 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

(IN THOUSANDS)                                             2005               2004
                                                     ----------------   ---------------
DEFERRED ASSETS
Life and annuity reserves                            $         80,180   $        77,104
Other assets                                                    1,376             4,839
                                                     ----------------   ---------------

      Total deferred assets                                    81,556            81,943
                                                     ----------------   ---------------
DEFERRED LIABILITIES
Deferred policy acquisition costs                             (78,316)          (73,583)
Unrealized net capital gains                                  (69,444)          (83,599)
Difference in tax bases of investments                         (6,011)          (11,299)
Other liabilities                                              (1,184)           (4,222)
                                                     ----------------   ---------------

      Total deferred liabilities                             (154,955)         (172,703)
                                                     ----------------   ---------------

      Net deferred liability                         $        (73,399)  $       (90,760)
                                                     ================   ===============

Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

(IN THOUSANDS)                                          2005            2004             2003
                                                    -----------     ------------     ------------
Current                                             $    24,132     $     13,640     $      8,488
Deferred                                                 (3,187)           4,285            3,541
                                                    -----------     ------------     ------------
     Total income tax expense                       $    20,945     $     17,925     $     12,029
                                                    ===========     ============     ============

     The Company paid income taxes of $18.4 million, $5.8 million and $15.7 million in 2005, 2004 and 2003, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                           2005              2004              2003
                                      --------------     -------------     -------------
Statutory federal income tax rate               35.0%             35.0%             35.0%
State income tax expense                         3.0               2.1               4.0
Other                                           (0.2)             (1.6)             (2.2)
                                      --------------     -------------     -------------
Effective income tax rate                       37.8%             35.5%             36.8%
                                      ==============     =============     =============

     Prior to January 1, 1984, the Company was entitled to exclude certain amounts from taxable income and accumulate such amounts in a "policyholder surplus" account. Pursuant to the American Jobs Creation Act of 2004 ("the 2004 Act"), the Company can reduce the policyholder surplus account in 2005 and 2006 without incurring any tax liability. The remaining balance in this account at December 31, 2005, was $389 thousand, which prior to the 2004 Act would have resulted in federal income taxes payable of $136 thousand if such amounts had been distributed or deemed distributed from the policyholder surplus account. No provision for taxes has ever been made for this item since the Company had no prior intention of incurring such tax liability. The Company expects to utilize the 2004 Act provision in 2006, thereby eliminating this remaining potential tax liability.

13.  STATUTORY FINANCIAL INFORMATION

     The Company prepares its statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of New York. The State of New York requires insurance companies domiciled in its state to prepare statutory-basis financial statements in conformity with the NAIC Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the State of New York Insurance Superintendent. Prescribed statutory accounting practices include a variety of publications of the NAIC, as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     Statutory accounting practices primarily differ from GAAP since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing investments and establishing deferred taxes on a different basis.

     Statutory net income for 2005, 2004 and 2003 was $35.9 million, $13.6 million and $36.8 million, respectively. Statutory capital and surplus as of December 31, 2005 and 2004 was $410.3 million and $356.8 million, respectively.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator in any calendar year is limited to formula amounts based on statutory surplus and statutory net gain from operations, determined in conformity with statutory accounting practices, for the immediately preceding calendar year. The maximum amount of dividends that the Company can distribute during 2006 without prior approval of the New York State Insurance Department is $41.0 million. In the twelve-month period beginning January 1, 2005, the Company did not pay any dividends.

14.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     The Company utilizes the services of AIC employees. AIC provides various benefits, described in the following paragraphs, to its employees. The Company is allocated an appropriate share of the costs associated with these benefits in accordance with a service and expenses agreement.

     Defined pension plans, sponsored by AIC, cover most full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. The Company uses the accrual method for its defined benefit plans in accordance with accepted actuarial methods. AIC's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income was $1.8 million, $1.5 million and $1.4 million for the pension plans in 2005, 2004 and 2003, respectively. AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("Postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC's postretirement benefit plans are not funded. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $543 thousand, $588 thousand and $431 thousand for postretirement benefits other than pension plans in 2005, 2004 and 2003, respectively.

PROFIT SHARING PLAN

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance.

     The Company's allocation of profit sharing expense from the Corporation was $764 thousand, $1.3 million and $1.1 million in 2005, 2004 and 2003, respectively.

15.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income on a pretax and after-tax basis for the years ended December 31 are as follows:

                                                                    2005
                                                   ---------------------------------------
                                                                                  After-
(IN THOUSANDS)                                       Pretax         Tax            tax
                                                   -----------   -----------   -----------
UNREALIZED CAPITAL GAINS AND LOSSES:
   Unrealized holding losses arising during the
     period                                        $   (46,529)  $    16,285   $   (30,244)
   Less: reclassification adjustments                   (6,087)        2,130        (3,957)
                                                   -----------   -----------   -----------
   Unrealized net capital gains and losses             (40,442)       14,155       (26,287)
                                                   -----------   -----------   -----------

   Other comprehensive loss                        $   (40,442)  $    14,155   $   (26,287)
                                                   ===========   ===========   ===========

                                                                     2004
                                                   ---------------------------------------
                                                                                  After-
(IN THOUSANDS)                                       Pretax          Tax           tax
                                                   -----------   -----------   -----------
UNREALIZED CAPITAL GAINS AND LOSSES:
    Unrealized holding gains arising during the
      period                                       $    20,221   $    (7,077)  $    13,144
    Less: reclassification adjustments                  (5,211)        1,824        (3,387)
                                                   -----------   -----------   -----------
    Unrealized net capital gains and losses             25,432        (8,901)       16,531
                                                   -----------   -----------   -----------

    Other comprehensive income                     $    25,432   $    (8,901)  $    16,531
                                                   ===========   ===========   ===========

                                                                    2003
                                                   ---------------------------------------
                                                                                  After-
(IN THOUSANDS)                                       Pretax          Tax           tax
                                                   -----------   -----------   -----------
UNREALIZED CAPITAL GAINS AND LOSSES:
   Unrealized holding losses arising during the
     period                                        $   (53,362)  $    18,677   $   (34,685)
   Less: reclassification adjustments                   (5,776)        2,022        (3,754)
                                                   -----------   -----------   -----------
   Unrealized net capital gains and losses             (47,586)       16,655       (30,931)
                                                   -----------   -----------   -----------

   Other comprehensive loss                        $   (47,586)  $    16,655   $   (30,931)
                                                   ===========   ===========   ===========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2005 and 2004, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004.


/s/ Deloitte & Touche LLP

Chicago, Illinois
March 10, 2006

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

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     On March 8, 2006, the Corporation issued a press release announcing that it, the Company and ALIC had entered into a definitive agreement
("Agreement") with Prudential Financial, Inc. and its subsidiary The Prudential Insurance Company of America (collectively "Prudential") for the sale pursuant to a combination of coinsurance and modified coinsurance reinsurance of substantially all of its variable annuity business.

     Total consideration is expected to be approximately $581 million, subject to adjustment for changes in equity markets and interest rates between the effective date of the Agreement and the closing of the transaction. ALIC has entered into an economic hedge that it believes will substantially reduce its economic exposure to the variability of this arrangement from the period between the effective date of the Agreement and closing. As a result of the modified coinsurance reinsurance, the separate account assets and liabilities will remain on the Company's statements of financial position, but the related results of operations will be fully reinsured to Prudential. The sale is expected to result in the recognition of a small gain, which will be amortized into earnings over the life of the Agreement. A level of cash or cash equivalents in an amount equal to the fixed (general) account liabilities of approximately $410 million, net of the consideration, will be needed to settle our obligation to Prudential at closing under the coinsurance portion of the Agreement. An evaluation will occur in the first quarter of 2006 regarding available sources of funds for settlements, which may include such items as cash flows from operations, sales of existing investments or borrowings.

     Under the Agreement, the Company, ALIC and the Corporation will each indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and ALIC and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain. In addition, the Company, ALIC and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and ALIC and their agents, including in connection with the Company's and ALIC's provision of transition services.

    The terms of the Agreement will give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years. During a transition period, the Company and ALIC will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform. The Company and ALIC have also agreed to continue to issue variable annuity contracts in the financial institutions channel for a period of at least thirty-three months and cede them to Prudential. The Agreement is subject to regulatory approval and is expected to be completed by the end of the second quarter of 2006.

    In 2005, the Company's variable annuity business generated approximately $17 million in contract charges on separate account balances of $927 million and general account balances of $501 million as of December 31, 2005. Separate account balances totaling approximately $1 million related to the variable life business continue to be retained by the Company.

PART III

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2005 and 2004.

                                           2005                 2004
                                       ------------         ------------
              Audit fees (a)           $    360,599         $    330,824
                                       ------------         ------------
              TOTAL FEES               $    360,599         $    330,824
                                       ============         ============

(a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.

(5)(i) AND (ii) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life of New York. Those policies and procedures are incorporated into this Item 14 (5) by reference to Exhibit 99(ii) - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services (the "Pre-Approval Policy"). In addition, in 2005 the Board of Directors of Allstate Life of New York adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life of New York and provided that references to the "audit committee" would mean Allstate Life of New York's Board. All of the services provided by Deloitte and Touche LLP to Allstate Life of New York in 2005 were pre-approved by The Allstate Corporation Audit Committee and the Allstate Life of New York Board and all of the services provided in 2004 were pre-approved by The Allstate Corporation Audit Committee.

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

             Exhibit
                No.      Description
            ----------   -----------
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

                 10.1 Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate
                         Corporation and certain affiliates, effective January
                         1, 2004, and effective March 5, 2005 with respect to Allstate Life Insurance Company of New York.
                         Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Quarterly Report on
                         Form 10-Q for quarter ended June 30, 2005.

                 10.2    New York Insurer Supplement to Amended and Restated
                         Service and Expense Agreement between Allstate
                         Insurance Company, The Allstate Corporation, Allstate
                         Life Insurance Company of New York and Intramerica Life
                         Insurance Company, effective March 5, 2005.
                         Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company's Quarterly Report on
                         Form 10-Q for quarter ended June 30, 2005.

                 10.3    Investment Advisory Agreement and Amendment to Service
                         Agreement as of January 1, 2002 between Allstate
                         Insurance Company, Allstate Investments, LLC and
                         Allstate Life Insurance Company of New York.
                         Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company of New York's Quarterly
                         Report on Form 10-Q for quarter ended March 31, 2002.

                 10.4 Tax Sharing Agreement dated as of November 12, 1996 among The Allstate Corporation and certain affiliates.
                         Incorporated herein by reference to Exhibit 10.36 to Allstate Life Insurance Company's Form 10 filed on
                         April 24, 2002. (SEC File No. 000-31248)

                 10.5    Underwriting Agreement between Allstate Life Insurance
                         Company of New York and ALFS, Inc., effective October
                         1, 1996. Incorporated herein by reference to Exhibit
                         10.1 to Allstate Life Insurance Company of New York's
                         Quarterly Report on Form 10-Q for quarter ended June
                         30, 2002.

                 10.6    Principal Underwriting Agreement between Allstate Life
                         Insurance Company of New York and Allstate
                         Distributors, L.L.C., effective May 1, 2000.
                         Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company of New York's Quarterly
                         Report on Form 10-Q for quarter ended June 30, 2002.

                 10.7    Selling Agreement between Allstate Life Insurance
                         Company of New York, ALFS, Inc. and Allstate Financial
                         Services, LLC effective May 1, 2005. Incorporated herein by reference to Exhibit 10.7 to Allstate Life
                         Insurance Company's Annual Report on Form 10-K for
                         2003. (SEC File No. 000-31248)

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

                 10.9    Assumption Reinsurance Agreement between Allstate Life
                         Insurance Company and Allstate Life Insurance Company of New York effective July 1, 1984. Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance
                         Company of New York's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

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

                10.12    Stop Loss Reinsurance Agreement between Allstate Life
                         Insurance Company and Allstate Life Insurance Company of New York effective December 31, 2001. Incorporated herein by reference to Exhibit 10.16 to Allstate Life
                         Insurance Company of New York's Annual Report on Form
                         10-K for 2003.

                10.13    Automatic Annuity Reinsurance Agreement between
                         Allstate Life Insurance Company of New York and
                         Allstate Life Insurance Company, effective January 2,
                         2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company of New York's
                         Quarterly Report on Form 10-Q for quarter ended June
                         30, 2004.

                10.14    Amendment No. 1 to Automatic Annuity Reinsurance
                         Agreement between Allstate Life Insurance Company of
                         New York and Allstate Life Insurance Company, effective
                         January 1, 2005. Incorporated herein by reference to
                         Exhibit 10.1 to Allstate Life Insurance Company of New
                         York's Quarterly Report on Form 10-Q for quarter ended
                         March 31, 2005.

                   23    Consent of Independent Registered Public Accounting
                         Firm

                 31.1    Rule 15d-14(a) Certification of Principal Executive
                         Officer

                 31.2    Rule 15d-14(a) Certification of Principal Financial
                         Officer

                   32    Section 1350 Certifications

                99(i)    Press release dated March 8, 2006 issued by The
                         Allstate Corporation.

               99(ii) The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services effective November
                         10, 2003. Incorporated herein by reference to Exhibit
                         99(ii) to Allstate Life Insurance Company of New York's
                         Annual Report on Form 10-K for 2004.

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

                               ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                               (Registrant)

     March 13, 2006                /s/ Samuel H. Pilch
                                   -------------------
                                   By: Samuel H. Pilch
                                   (chief accounting officer and duly
                                      authorized officer of the registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                             DATE
---------                      -----                             ----
/s/ Casey J. Sylla             Chairman of the Board,            March 13, 2006
------------------             President and a Director
Casey J. Sylla                 (Principal Executive Officer)

/s/ John C. Pintozzi           Vice President, Chief             March 13, 2006
--------------------           Financial Officer and a
John C. Pintozzi               Director
                               (Principal Financial Officer)

/s/ Marcia D. Alazraki         Director                          March 5, 2006
----------------------
Marcia D. Alazraki

/s/ Vincent A. Fusco           Director                          March 13, 2006
--------------------
Vincent A. Fusco

/s/ Cleveland Johnson, Jr.     Director                          March 3, 2006
--------------------------
Cleveland Johnson, Jr.

/s/ John C. Lounds             Director                          March 13, 2006
----------------------
John C. Lounds

/s/ Kenneth R. O'Brien         Director                          March 7, 2006
----------------------
Kenneth R. O'Brien

/s/ John R. Raben, Jr.         Director                          March 6, 2006
----------------------
John R. Raben, Jr.

/s/ Phyllis Hill Slater        Director                          March 13, 2006
-----------------------
Phyllis Hill Slater

/s/ Kevin R. Slawin            Director                          March 13, 2006
----------------------
Kevin R. Slawin

/s/ Michael J. Velotta         Director                          March 13, 2006
----------------------
Michael J. Velotta

/s/ Douglas B. Welch           Director                          March 13, 2006
----------------------
Douglas B. Welch

/s/ Patricia W. Wilson         Director                          March 13, 2006
----------------------
Patricia W. Wilson

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
          SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                DECEMBER 31, 2005

                                                                                                        AMOUNTS AT
                                                                                                          WHICH
                                                                                                         SHOWN ON
                                                                                                         BALANCE
(IN THOUSANDS)                                                               COST        FAIR VALUE       SHEET
                                                                             ----        ----------       -----
TYPE OF INVESTMENT
Fixed Maturities:
   Bonds:
      United States government, government agencies and authorities...   $    510,362   $    723,783   $    723,783
      States, municipalities and political subdivisions ..............        308,219        327,636        327,636
      Foreign governments ............................................        236,078        306,335        306,335
      Public utilities ...............................................        639,702        706,431        706,431
      All other corporate bonds ......................................      2,646,950      2,734,831      2,734,831
   Mortgage-backed securities ........................................        569,712        563,050        563,050
   Commercial mortgage-backed securities .............................        490,985        491,835        491,835
   Asset-backed securities ...........................................        123,981        124,370        124,370
   Redeemable preferred stocks .......................................          9,407         10,992         10,992
                                                                         ------------   ------------   ------------
      Total fixed maturities .........................................      5,535,396   $  5,989,263      5,989,263
                                                                         ============   ============   ============

Mortgage loans on real estate ........................................        633,789                       633,789
Policy loans .........................................................         36,698                        36,698
Short-term investments ...............................................         63,057                        63,057
Derivative instruments ...............................................          3,740                         3,740
Other ................................................................              -                             -
                                                                         ------------                  ------------
      Total investments ..............................................   $  6,272,680                  $  6,726,547
                                                                         ============                  ============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE

                                                                                                   PERCENTAGE
                                                                                                    OF AMOUNT
                                    GROSS                                            NET             ASSUMED
(IN THOUSANDS)                      AMOUNT           CEDED          ASSUMED         AMOUNT            TO NET
                                 -------------   -------------   -------------   -------------    -------------
YEAR ENDED DECEMBER 31, 2005

Life insurance in force          $  25,508,599   $   9,806,717   $     540,025   $  16,241,907              3.3%
                                 =============   =============   =============   =============

Premiums and contract charges:
          Life and annuities     $     142,091   $      12,372   $         950   $     130,669              0.7%
          Accident and health            8,658           4,509               -           4,149                -
                                 -------------   -------------   -------------   -------------
                                 $     150,749   $      16,881   $         950   $     134,818              0.7%
                                 =============   =============   =============   =============

YEAR ENDED DECEMBER 31, 2004

Life insurance in force          $  23,151,807   $   7,605,444   $     302,905   $  15,849,268              1.9%
                                 =============   =============   =============   =============

Premiums and contract charges:
          Life and annuities     $     142,729   $       9,952   $         382   $     133,159              0.3%
          Accident and health            9,070           6,182             337           3,225             10.4%
                                 -------------   -------------   -------------   -------------
                                 $     151,799   $      16,134   $         719   $     136,384              0.5%
                                 =============   =============   =============   =============

YEAR ENDED DECEMBER 31, 2003

Life insurance in force          $  20,491,517   $   4,772,371   $      58,002   $  15,777,148              0.4%
                                 =============   =============   =============   =============

Premiums and contract charges:
          Life and annuities     $     119,247   $       7,196   $         336   $     112,387              0.3%
          Accident and health            9,467             825               -           8,642                -
                                 -------------   -------------   -------------   -------------
                                 $     128,714   $       8,021   $         336   $     121,029              0.3%
                                 =============   =============   =============   =============

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                  SCHEDULE V--VALUATION AND QUALIFYING ACCOUNTS

                                  BALANCE AT     CHARGED TO                    BALANCE AT
                                  BEGINNING      COSTS AND                       END OF
(IN THOUSANDS)                     OF PERIOD      EXPENSES      DEDUCTIONS       PERIOD
                                 ------------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 2005

Allowance for estimated losses
   on mortgage loans             $          -   $          -   $          -   $          -
                                 ============   ============   ============   ============

YEAR ENDED DECEMBER 31, 2004

Allowance for estimated losses
   on mortgage loans             $          -   $          -   $          -   $          -
                                 ============   ============   ============   ============

YEAR ENDED DECEMBER 31, 2003

Allowance for estimated losses
   on mortgage loans             $          -   $        982   $        982   $          -
                                 ============   ============   ============   ============