Form 10-Q
period 2006-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2006-05-08
CIK 839759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange.

Large accelerated filer	Accelerated filer	Non-accelerated filer
☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

None of the common equity of the registrant is held by non-affiliates. Therefore, the aggregate market value of common equity held by non-affiliates of the registrant is zero.

As of May 8, 2006, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2006	2005
	(unaudited)
Revenues
Premiums	$14,069	$19,993
Contract charges	17,587	15,259
Net investment income	92,893	86,492
Realized capital gains and losses	(15,136)	(5,877)
	109,413	115,867
Costs and expenses
Contract benefits	43,330	47,083
Interest credited to contractholder funds	41,874	36,226
Amortization of deferred policy acquisition costs	420	931
Operating costs and expenses	13,886	9,192
	99,510	93,432

Income from operations before income tax expense	9,903	22,435

Income tax expense	3,631	8,550

Net income	$6,272	$13,885

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(in thousands, except par value data)	2006	2005
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,642,946 and $5,535,396)	$5,924,532	$5,989,263
Mortgage loans	651,699	633,789
Short-term	196,572	63,057
Policy loans	36,727	36,698
Other	4,585	3,740
Total investments	6,814,115	6,726,547

Cash	6,154	3,818
Deferred policy acquisition costs	365,538	318,551
Accrued investment income	62,462	62,452
Reinsurance recoverables	15,575	12,729
Other assets	41,947	35,760
Separate Accounts	980,399	928,824
Total assets	$8,286,190	$8,088,681

Liabilities
Contractholder funds	$4,426,993	$4,349,395
Reserve for life-contingent contract benefits	1,838,209	1,869,875
Deferred income taxes	42,529	73,399
Current income taxes payable	8,084	5,412
Other liabilities and accrued expenses	365,272	188,123
Payable to affiliates, net	7,564	5,249
Reinsurance payable to parent	972	971
Separate Accounts	980,399	928,824
Total liabilities	7,670,022	7,421,248

Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	402,237	395,965
Accumulated other comprehensive income:
Unrealized net capital gains and losses	71,431	128,968
Total accumulated other comprehensive income	71,431	128,968
Total shareholder’s equity	616,168	667,433
Total liabilities and shareholder’s equity	$8,286,190	$8,088,681

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$6,272	$13,885
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(16,340)	(14,281)
Realized capital gains and losses	15,136	5,877
Interest credited to contractholder funds	41,874	36,226
Changes in:
Contract benefits and other insurance reserves	4,693	11,203
Deferred policy acquisition costs	(14,916)	(19,933)
Income taxes payable	2,784	7,293
Other operating assets and liabilities	(3,360)	(4,566)
Net cash provided by operating activities	36,143	35,704

Cash flows from investing activities
Proceeds from sales of fixed income securities	180,165	109,133
Investment collections
Fixed income securities	37,256	33,124
Mortgage loans	16,718	12,531
Investment purchases
Fixed income securities	(251,851)	(362,866)
Mortgage loans	(33,250)	(51,932)
Change in short-term investments, net	(33,552)	27,097
Change in other investments, net	892	2,295
Net cash used in investing activities	(83,622)	(230,618)

Cash flows from financing activities
Contractholder fund deposits	185,735	286,595
Contractholder fund withdrawals	(135,920)	(84,164)
Net cash provided by financing activities	49,815	202,431

Net increase in cash	2,336	7,517
Cash at beginning of period	3,818	8,624
Cash at end of period	$6,154	$16,141

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

The condensed financial statements and notes as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2006 presentation, certain amounts in the prior year condensed financial statements and notes have been reclassified.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”   (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006. FSP 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF Issue 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”)

The Company adopted SFAS No. 154 on January 1, 2006. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company had no accounting changes or error corrections in the current period affected by the new standard.

Pending accounting standards

Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”)

In October 2005, the AICPA issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the SOP on its results of operations and financial position.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation. At the date of initial adoption, the Company must decide whether or not to remeasure its hybrid financial instruments in accordance with SFAS No. 155 or retain its current accounting under SFAS No. 133. All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance. The Company expects to adopt SFAS No.155 as of January 1, 2007, and has not yet determined if it will utilize the option to remeasure hybrid contracts owned at the date of adoption and subject to SFAS No. 133.

2. Supplemental Cash Flow Information

Liabilities for collateral received in conjunction with securities lending activities are reported in other liabilities and accrued expenses in the Condensed Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Statements of Cash Flows along with the related changes in investments, which are as follows:

	Three months ended March 31,
(in thousands)	2006	2005

Net change in fixed income securities	$(93,008)	$(47,892)
Net change in short-term investments	(76,545)	(63,083)
Operating cash flow used	$(169,553)	$(110,975)

Liabilities for collateral and security repurchase, beginning of year	$(149,465)	$(133,368)
Liabilities for collateral and security repurchase, end of period	(319,018)	(244,343)
Operating cash flow provided	$169,553	$110,975

3. Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Premiums and contract charges
Direct	$37,857	$39,670
Assumed – non-affiliate	360	212
Ceded
Affiliate	(1,358)	(1,180)
Non-affiliate	(5,203)	(3,450)
Premiums and contract charges, net of reinsurance	$31,656	$35,252

The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
(in thousands)	2006	2005
Contract benefits
Direct	$47,125	$49,041
Assumed – non-affiliate	97	60
Ceded
Affiliate	110	(462)
Non-affiliate	(4,002)	(1,556)
Contract benefits, net of reinsurance	$43,330	$47,083

In addition to amounts included in the table above are aggregate reinsurance premiums ceded to ALIC of $739 thousand and $701 thousand for the three months ended March 31, 2006 and 2005, respectively, under the terms of the structured settlement annuity reinsurance agreement.

On March 8, 2006, the Company, its parent, ALIC, and the Corporation, entered into a definitive agreement (“Agreement”) with Prudential Financial, Inc. and its subsidiary The Prudential Insurance Company of America (collectively “Prudential”) to dispose, through a combination of coinsurance and modified coinsurance reinsurance, of substantially all of its variable annuity business.

As a result of the modified coinsurance reinsurance, the separate account assets will remain on the Company’s statements of financial position, but the related results of operations will be fully reinsured to Prudential.  In contrast, the assets supporting general account liabilities will be transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions.

Under the Agreement, the Company, ALIC and the Corporation will each indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and ALIC and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain.  In addition, the Company, ALIC and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company, ALIC and their agents, including in connection with the Company’s and ALIC’s provision of transition services.

 The terms of the Agreement will give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years.  During a transition period, the Company and ALIC will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform.  The Company and ALIC have also agreed to continue to issue variable annuity contracts in the financial institutions channel for a period of at least thirty-three months and cede the results of operations to Prudential.  Total consideration is expected to be approximately $50 million.

In the first quarter of 2006, the Company’s variable annuity business generated approximately $4 million in contract charges on separate account balances of $979 million.  In 2005, the Company’s variable annuity business generated approximately $17 million in contract charges on separate account balances of $927 million.

The Agreement is subject to regulatory approval and is expected to close in the second quarter of 2006. The disposition is expected to result in an insignificant gain at closing related to the reinsurance agreement. A level of cash or cash equivalents in an amount equal to the fixed (general) account liabilities of approximately $395 million, net of the consideration, will be needed to settle the obligation to Prudential at closing under the coinsurance portion of the Agreement.  The source of these funds will primarily be from sales of existing investments, and therefore $14 million of pre-tax realized capital losses were recognized in the first quarter of 2006 due to a change in intent to hold the related fixed income securities.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2006.

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

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

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

The Company is currently undergoing a periodic market conduct examination by state insurance regulators. Regulators are focusing, as they have with other insurers, on the Company’s compliance with the state’s replacement sales and record-keeping processes with regard to life insurance and annuities among other issues. They have alleged that the Company failed to meet the requirements of applicable regulations. In relation to this examination the Company accrued $17 million of additional benefits. The outcome of this examination including potential customer remediation related to replacement sales is currently under discussion with the New York State Department of Insurance.

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

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

5.         Other Comprehensive Loss

The components of other comprehensive loss on a pretax and after-tax basis are as follows:

	Three months ended March 31,
(in thousands)	2006			2005
	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding losses arising during the period	$(106,593)	$37,307	$(69,286)	$(53,830)	$18,840	$(34,990)
Less: reclassification adjustment of realized capital gains and losses	(18,075)	6,326	(11,749)	(8,826)	3,089	(5,737)

Other comprehensive loss	$(88,518)	$30,981	(57,537)	$(45,004)	$15,751	(29,253)

Net income			6,272			13,885

Comprehensive loss			$(51,265)			$(15,368)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of March 31, 2006, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2005, and the related statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended, not presented herein. In our report dated March 10, 2006, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2005 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 8, 2006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as “we”, “our”, “us” or the “Company”). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2005. We operate as a single segment entity, based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.

OPERATIONS

Premiums  represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life, variable annuities and fixed annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates. As a result, changes in contractholder funds and separate accounts liabilities are considered in the evaluation of growth and as indicators of future levels of revenues. After the close of our reinsurance transaction with Prudential, the reinsured separate account assets and liabilities will remain on the Company’s statements of financial position, but the related contract charges will be fully reinsured to Prudential (see Note 3 to the Condensed Financial Statements).

The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in thousands)	2006	2005

Premiums
Traditional life	$4,609	$5,860
Immediate annuities with life contingencies	8,264	13,219
Accident and health and other	1,196	914
Total premiums	14,069	19,993

Contract charges
Interest-sensitive life	11,230	9,945
Fixed annuities	1,929	1,793
Variable annuities	4,428	3,521
Total contract charges	17,587	15,259

Premiums and contract charges	$31,656	$35,252

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended March 31,
(in thousands)	2006	2005

Premiums
Allstate agencies	$4,525	$5,738
Financial institutions	—	36
Specialized brokers	8,264	13,182
Independent agents	1,280	1,037
Total premiums	14,069	19,993

Contract charges
Allstate agencies	10,805	9,706
Financial institutions	6,176	4,543
Specialized brokers	452	911
Independent agents	154	99
Total contract charges	17,587	15,259

Premiums and contract charges	$31,656	$35,252

Total premiums decreased 29.6% to $14.1 million in the first quarter of 2006 compared to the same period of 2005. Lower premiums on immediate annuities with life contingencies and traditional life products were partially offset by increased accident and health and other premiums.

Contract charges increased 15.3% to $17.6 million in the first quarter of 2006 compared to the same period of 2005. The increase was due to higher contract charges on interest-sensitive life and variable annuities and, to a lesser extent, fixed annuities. The increase in the interest-sensitive life contracts was attributable to in-force business growth resulting from deposits and credited interest more than offsetting surrenders and benefits. Higher variable annuity contract charges were the result of higher account values. Fixed annuity contract charges for the first quarter of 2006 reflect higher surrender charges compared with the first quarter of 2005.

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

 The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in thousands)	2006	2005
Contractholder funds, beginning balance	$4,349,395	$3,802,846

Deposits:
Fixed annuities	146,827	243,944
Interest-sensitive life	24,284	22,187
Variable annuity and life deposits allocated to fixed accounts	9,341	19,111
Total deposits	180,452	285,242

Interest credited	44,331	39,664

Benefits, withdrawals and other adjustments
Benefits	(23,921)	(16,597)
Surrenders and partial withdrawals	(101,208)	(58,316)
Contract charges	(10,784)	(10,112)
Net transfers to separate accounts	(10,791)	(9,215)
Other adjustments	(481)	284
Total benefits, withdrawals and other adjustments	(147,185)	(93,956)

Contractholder funds, ending balance	$4,426,993	$4,033,796

Average contractholder funds increased 12.0% and 43.1% in the first quarters of 2006 and 2005, respectively, compared to the same periods in the prior years. The reduction in the growth rate of contractholder funds during the first quarter of 2006 was due to lower contractholder deposits and, to a lesser extent, increased surrenders and partial withdrawals.

Contractholder deposits decreased 36.7% in the first quarter of 2006 compared to the same period of 2005 due mostly to lower deposits on fixed annuities. Fixed annuity deposits declined 39.8% in the first quarter of 2006 compared to the same period in the prior year. The decline was attributable to reduced consumer demand for traditional fixed annuities relative to certificates of deposit and other short-term investments driven by increases in short-term interest rates without increases in longer term rates of similar magnitude, and our continued focus on improving fixed annuity product returns.

Surrenders and partial withdrawals increased 73.6% in the first quarter of 2006 compared to the same period of 2005 reflecting an annualized withdrawal rate of 9.3% for the first quarter of 2006 based on the beginning of period contractholder funds balance. This compares to an annualized withdrawal rate of 6.1% for the first quarter of 2005. The declining and relatively low interest rate environment of the prior three years contributed to favorable withdrawal rates in 2005, and also resulted in an increased level of policies with little or no surrender charge protection. The increase in the withdrawal rate in the first quarter of 2006 is consistent with management’s expectation that in an increasing interest rate environment contractholders whose contracts have relatively low surrender charges may choose to move their funds to competing investment alternatives. The aging of our in-force business may cause this trend to continue. In addition, we have implemented crediting rate strategies for renewal business to improve investment spreads on selected contracts that may also have contributed to the increased withdrawal rate.

Separate accounts liabilities represent contractholders’ claims to the related separate accounts assets. Separate accounts liabilities primarily arise from the sale of variable annuity contracts and variable life insurance policies.

The following table shows the changes in separate accounts liabilities.

	Three Months Ended March 31,
(in thousands)	2006	2005
Separate accounts liabilities, beginning balance	$928,824	$792,550

Variable annuity and life deposits	41,628	56,831
Variable annuity and life deposits allocated to fixed accounts	(9,341)	(19,111)
Net deposits	32,287	37,720
Investment results	39,131	(11,802)
Contract charges	(3,876)	(2,986)
Net transfers from fixed accounts	10,791	9,215
Surrenders and benefits	(26,758)	(15,423)

Separate accounts liabilities, ending balance	$980,399	$809,274

Separate accounts liabilities increased 5.6% as of March 31, 2006 compared to December 31, 2005. This is compared to an increase of 2.1% in the first quarter of 2005. The improvement was primarily attributable to favorable investment results in the current period compared to unfavorable investment results in the prior period partially offset by higher surrenders and benefits and lower net deposits. Variable annuity and life deposits vary with equity market conditions, product investment allocation decisions and consumer preferences related to product features.

Net investment income increased 7.4% in the first quarter of 2006 compared to the same period in 2005, primarily due to higher average portfolio balances. Higher average portfolio balances resulted from the investment of cash flows from operating activities and financing activities related primarily to deposits from fixed annuities.

Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in thousands)	2006	2005

Premiums	$14,069	$19,993
Contract charges(1)	17,588	15,259
Net investment income	92,893	86,492
Periodic settlements and accruals on non-hedge derivative instruments(2)	424	214
Contract benefits	(43,330)	(47,083)
Interest credited to contractholder funds(3)	(40,478)	(35,994)
Gross margin	41,166	38,881

Amortization of DAC and DSI	(13,410)	(3,503)
Operating costs and expenses	(13,886)	(9,192)
Income tax expense	(5,156)	(9,919)
Realized capital gains and losses, after-tax	(9,317)	(3,735)
DAC and DSI amortization expense related to realized capital gains and losses, after-tax	7,136	1,489
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(261)	(136)
Net income	$6,272	$13,885

(1)          Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with deferred policy acquisition costs (“DAC”). Amortization of deferred loads related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to realized capital gains and losses totaled $1 thousand in the first quarter of 2006. There was no amortization of deferred loads related to realized capital gains and losses in the first quarter of 2005.

(2)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)          Amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $1,396 thousand and $232 thousand in the first quarters of 2006 and 2005, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$14,069	$19,993	$—	$—	$14,069	$19,993
Contract charges (1)	—	—	7,980	7,845	9,608	7,414	17,588	15,259
Net investment income	92,893	86,492	—	—	—	—	92,893	86,492
Periodic settlements and accruals on non-hedge derivative instruments (2)	424	214	—	—	—	—	424	214
Contract benefits	(25,520)	(25,407)	(17,810)	(21,676)	—	—	(43,330)	(47,083)
Interest credited to contractholder funds(3)	(40,478)	(35,994)	—	—	—	—	(40,478)	(35,994)
	$27,319	$25,305	$4,239	$6,162	$9,608	$7,414	$41,166	$38,881

(1)          Loads charged to customers at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with DAC. Amortization of deferred loads related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to realized capital gains and losses totaled $1 thousand in the first quarter of 2006. There was no amortization of deferred loads related to realized capital gains and losses in the first quarter of 2005.

(2)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)          Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating gross margin. Amortization of DSI totaled $1,396 thousand and $232 thousand in the first quarters of 2006 and 2005, respectively.

Gross margin increased 5.9% during the first quarter of 2006 compared to the same period of 2005 due to higher investment margin and contract charges and fees, partially offset by lower benefit margin. The anticipated disposition of substantially all of our variable annuity business is expected to result in lower gross margin in the future, which is expected to be mostly offset by lower DAC and DSI amortization and operating expenses.

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

Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in thousands)	2006	2005
Annuities	$24,904	$23,011
Life insurance	2,415	2,294
Total investment margin	$27,319	$25,305

Investment margin increased 8.0% in the first quarter of 2006 compared to the same period of 2005 due to growth in contractholder funds partially offset by lower weighted average investment spreads. Future investment margin growth will be reduced by the anticipated disposition of substantially all of our variable annuity business until investment margin resulting from new sales of other products replaces the margins on the business subject to the disposition.

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	5.6%	5.7%	4.5%	4.4%	1.1%	1.3%
Deferred fixed annuities	5.4	5.5	3.1	3.1	2.3	2.4
Immediate fixed annuities with and without life contingencies	7.4	7.5	6.7	6.7	0.7	0.8
Investments supporting capital, traditional life and other products	6.2	6.1	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Three Months Ended March 31,
(in thousands)	2006	2005
Immediate fixed annuities with life contingencies	$1,514,713	$1,460,845
Other life contingent contracts and other	323,496	343,759
Reserve for life-contingent contract benefits	$1,838,209	$1,804,604

Interest-sensitive life	$439,815	$381,824
Deferred fixed annuities	3,441,421	3,089,790
Immediate fixed annuities without life contingencies and other	545,757	562,182
Contractholder funds	$4,426,993	$4,033,796

Benefit margin is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and variable annuity contract charges for contract guarantees less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin. We use benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended March 31,
(in thousands)	2006	2005
Life insurance	$5,551	$7,191
Annuities	(1,312)	(1,029)
Total benefit margin	$4,239	$6,162

Benefit margin declined 31.2% in the first quarter of 2006 compared to the same period of 2005. The reduction in the life insurance benefit margin was primarily the result of unfavorable mortality experience and a prospective change in our calculation to reclassify $701 thousand to contract charges and fees, partially offset by in-force business growth. The unfavorable change in the annuity benefit margin was the result of increasingly unfavorable mortality experience.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased $9.9 million in the first quarter of 2006 compared to the same period in the prior year primarily due to the recognition of amortization acceleration (commonly referred to as “DAC and DSI unlocking”) in the first quarter of 2006 of $544 thousand compared to the prior period recognition of amortization deceleration of $7.3 million. The credit to net income resulting from DAC and DSI amortization related to realized capital gains and losses, after-tax, increased $5.6 million in the first quarter of 2006 compared to the same period in 2005 due to higher net realized capital losses.

DAC and DSI amortization is expected to decline in the future as a result of the anticipated disposition of substantially all of our variable annuity business. This decline is expected to be offset by the absence of gross margin on the business subject to the disposition.

Operating costs and expenses increased 51.1% in the first quarter of 2006 compared to the same period of 2005. The increase was primarily attributable to higher guaranty fund assessments and restructuring and related charges in the first quarter of 2006 related to the Voluntary Termination Offer accepted by employees located at Allstate’s headquarters. Additionally, operating costs and expenses reflected modestly higher costs to support the continued growth in our in-force business.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio. The composition of the investment portfolio at March 31, 2006 is presented in the table below.

	Carrying	Percent
(in thousands)	value	of total

Fixed income securities (1)	$5,924,532	86.9%
Mortgage loans	651,699	9.6
Short-term	196,572	2.9
Policy loans	36,727	0.5
Other	4,585	0.1
Total	$6,814,115	100.0%

(1)          Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.64 billion.

Total investments increased to $6.81 billion at March 31, 2006 from $6.73 billion at December 31, 2005 due to positive cash flows from operating and financing activities and increased funds associated with securities lending, partially offset by decreased net unrealized gains on fixed income securities.

Total investments at amortized cost related to collateral received in connection with securities lending transactions increased to $319.0 million at March 31, 2006 from $149.5 million at December 31, 2005.

At March 31, 2006, 96.8% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at March 31, 2006 were $281.6 million, a decrease of $172.3 million or 38.0% since December 31, 2005. The net unrealized gain was comprised of $372.9 million of unrealized gains and $91.3 million of unrealized losses at March 31, 2006. This is compared to net unrealized gains totaling $453.9 million at December 31, 2005, comprised of $497.4 million of unrealized gains and $43.5 million of unrealized losses.

Of the gross unrealized losses at March 31, 2006, $88.5 million or 96.9% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment. The remaining $2.8 million of losses in the fixed income portfolio were in the corporate fixed income portfolio and were primarily comprised of securities in the energy and capital goods sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at March 31, 2006 were included in our portfolio monitoring process wherein it was determined that the declines in value were not other than temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in thousands)	March 31, 2006			December 31, 2005
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$4,032	$6,197	0.1%	$14,373	$17,762	0.3%
Restructured	147	147	—	163	163	—
Potential problem	5,616	5,660	0.1	5,609	5,640	0.1
Total net carrying value	$9,795	$12,004	0.2%	$20,145	$23,565	0.4%
Cumulative write-downs recognized	$5,440			$5,455

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem as of March 31, 2006 compared to December 31, 2005. The decrease was primarily due to a disposition and the removal of securities upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at March 31, 2006 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in thousands)	2006	2005

Investment write-downs	$(258)	$(393)
Dispositions	(16,417)	(8,023)
Valuation of derivative instruments	781	241
Settlement of derivative instruments	758	2,298
Realized capital gains and losses, pretax	(15,136)	(5,877)
Income tax benefit	5,819	2,142
Realized capital gains and losses, after-tax	$(9,317)	$(3,735)

Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell fixed income securities during the period in which fair value has declined below amortized cost. In certain situations, new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security

A changing interest rate environment will also drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view. Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases. As a component of our approach to managing portfolio duration, realized gains and losses on derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

In the first quarter of 2006, we recognized $15 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent is primarily related to $442 million of securities which had unrealized losses totaling $14 million that may be used to fund net general account liabilities to be transferred at the closing of our variable annuity reinsurance agreement with Prudential. Additionally, continued implementation of yield enhancement strategies, strategic asset allocations and comprehensive reviews of our portfolio resulted in the identification of $34 million of securities that had unrealized losses of $1 million which may be sold to achieve these objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

(in thousands)	March 31, 2006	December 31, 2005

Common stock, retained earnings and other shareholder’s equity items	$544,737	$538,465
Accumulated other comprehensive income	71,431	128,968
Total shareholder’s equity	$616,168	$667,433

Shareholder’s equity declined in the first quarter of 2006 due to lower unrealized net capital gains on fixed income securities, partially offset by net income.

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, ALIC’s and AIC’s ratings and other factors. There have been no changes to our insurance financial strength ratings since December 31, 2005.

Liquidity Sources and Uses   As reflected in our Condensed Statements of Cash Flows, slightly higher operating cash flows in the first quarter of 2006, compared to the first quarter of 2005, primarily related to higher investment income, partially offset by lower premiums.

Cash flows used in investing activities decreased in the first quarter of 2006 compared to the same period in the prior year due to lower investment purchases resulting from decreased cash provided by financing activities, partially offset by the investment of higher operating cash flows.

Lower cash flows provided by financing activities during the first quarter of 2006 were primarily attributable to lower deposits of fixed annuities and increased surrenders and partial withdrawals. For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have entered into an inter-company loan agreement with The Allstate Corporation (the “Corporation”). The amount of inter-company loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at March 31, 2006 or December 31, 2005. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 4 of the Company’s Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 1A. Risk Factors

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2005. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6.    Exhibits

(a)   Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

May 8, 2006	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of the registrant)

Exhibit No.	Description
10.1	Amendment Number One to the Principal Underwriting Agreement between Allstate Life Insurance Company of New York and Allstate Distributors, L.L.C. dated May 1, 2000.

15	Acknowledgement of awareness from Deloitte & Touche LLP dated May 6, 2005, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1