Form 10-Q
period 2006-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2006-08-08
CIK 839759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 8, 2006, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues
Premiums	$20,683	$16,174	$34,752	$36,167
Contract charges	17,255	15,976	34,842	31,235
Net investment income	93,827	88,503	186,720	174,995
Realized capital gains and losses	(4,216)	(2,632)	(19,352)	(8,509)
	127,549	118,021	236,962	233,888
Costs and expenses
Contract benefits	50,226	42,901	93,556	89,984
Interest credited to contractholder funds	41,174	39,438	83,048	75,664
Amortization of deferred policy acquisition costs	11,407	11,157	11,827	12,088
Operating costs and expenses	10,475	13,078	24,361	22,270
	113,282	106,574	212,792	200,006

(Loss) gain on disposition of operations	(7,748)	1	(7,748)	1

Income from operations before income tax expense	6,519	11,448	16,422	33,883

Income tax expense	1,934	4,508	5,565	13,058

Net income	$4,585	$6,940	$10,857	$20,825

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in thousands, except par value data)	2006	2005
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,418,214 and $5,535,396)	$5,586,428	$5,989,263
Mortgage loans	660,553	633,789
Short-term	212,904	63,057
Policy loans	36,908	36,698
Other	5,194	3,740
Total investments	6,501,987	6,726,547

Cash	9,929	3,818
Deferred policy acquisition costs	313,116	318,551
Accrued investment income	58,880	62,452
Reinsurance recoverables	483,970	12,729
Other assets	46,345	35,760
Separate Accounts	972,353	928,824
Total assets	$8,386,580	$8,088,681

Liabilities
Contractholder funds	$4,599,676	$4,349,395
Reserve for life-contingent contract benefits	1,813,569	1,869,875
Deferred income taxes	12,144	73,399
Current income taxes payable	19,827	5,412
Other liabilities and accrued expenses	371,019	188,123
Payable to affiliates, net	4,751	5,249
Reinsurance payable to parent	972	971
Separate Accounts	972,353	928,824
Total liabilities	7,794,311	7,421,248

Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	408,973	395,965
Accumulated other comprehensive income:
Unrealized net capital gains and losses	40,796	128,968
Total accumulated other comprehensive income	40,796	128,968
Total shareholder’s equity	592,269	667,433
Total liabilities and shareholder’s equity	$8,386,580	$8,088,681

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2006	2005
	(unaudited)
Cash flows from operating activities
Net income	$10,857	$20,825
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(35,257)	(28,457)
Realized capital gains and losses	19,352	8,509
Loss (gain) on disposition of operations	7,748	(1)
Interest credited to contractholder funds	83,048	75,664
Changes in:
Life-contingent contract benefits and contractholder funds	16,384	17,867
Deferred policy acquisition costs	(23,319)	(25,822)
Income taxes payable	(521)	(7,434)
Other operating assets and liabilities	4,269	(4,438)
Net cash provided by operating activities	82,561	56,713

Cash flows from investing activities
Proceeds from sales of fixed income securities	536,815	303,080
Investment collections
Fixed income securities	68,978	84,532
Mortgage loans	36,963	38,902
Investment purchases
Fixed income securities	(431,533)	(687,867)
Mortgage loans	(61,661)	(93,054)
Change in short-term investments, net	(29,970)	37,382
Disposition of operations	(394,915)	—
Change in other investments, net	2,401	(969)
Net cash used in investing activities	(272,922)	(317,994)

Cash flows from financing activities
Contractholder fund deposits	452,790	500,093
Contractholder fund withdrawals	(256,318)	(244,595)
Net cash provided by financing activities	196,472	255,498

Net increase (decrease) in cash	6,111	(5,783)
Cash at beginning of period	3,818	8,624
Cash at end of period	$9,929	$2,841

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

The condensed financial statements and notes as of June 30, 2006 and for the three-month and six-month periods ended June 30, 2006 and 2005 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No.  154”)

The Company adopted SFAS No. 154 on January 1, 2006.  SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated.  The Company had no accounting changes or error corrections affected by the new standard.

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

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No.133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation.  At the date of initial adoption, the Company must decide whether or not to remeasure its hybrid financial instruments in accordance with SFAS No. 155 or retain its current accounting under SFAS No. 133.  All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance.  The Company expects to adopt SFAS No.155 as of January 1, 2007, and has not yet determined if it will utilize the option to remeasure hybrid contracts owned at the date of adoption and subject to SFAS No. 133.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty percent likely of being realized upon final settlement with the respective taxing authorities.   FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.

2.   Supplemental Cash Flow Information

Liabilities for collateral received in conjunction with securities lending activities are reported in other liabilities and accrued expenses in the Condensed Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Statements of Cash Flows along with the related changes in investments, which are as follows:

	Six months ended June 30,
(in thousands)	2006	2005

Net change in fixed income securities	$(52,204)	$(121,265)
Net change in short-term investments	(114,354)	8,836
Operating cash flow used	$(166,558)	$(112,429)

Liabilities for collateral and security repurchase, beginning of year	$(149,465)	$(133,368)
Liabilities for collateral and security repurchase, end of period	(316,023)	(245,797)
Operating cash flow provided	$166,558	$112,429

3.   Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Premiums and contract charges
Direct	$44,576	$36,185	$82,433	$75,855
Assumed—non-affiliate	349	290	709	502
Ceded
Affiliate	(1,270)	(1,172)	(2,628)	(2,352)
Non-affiliate	(5,717)	(3,153)	(10,920)	(6,603)
Premiums and contract charges, net of reinsurance	$37,938	$32,150	$69,594	$67,402

The effects of reinsurance on contract benefits are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Contract benefits
Direct	$54,603	$45,829	$101,728	$94,870
Assumed—non-affiliate	400	96	497	156
Ceded
Affiliate	(291)	(726)	(181)	(1,188)
Non-affiliate	(4,486)	(2,298)	(8,488)	(3,854)
Contract benefits, net of reinsurance	$50,226	$42,901	$93,556	$89,984

In addition to amounts included in the table above are reinsurance premiums ceded to ALIC of $754 thousand and $722 thousand for the second quarter of 2006 and 2005, respectively and $1.49 million and $1.42 million for the first six months of 2006 and 2005, respectively, under the terms of the structured settlement annuity reinsurance agreement.

On June 1, 2006, the Company, its parent ALIC, and the Corporation, completed the disposal of its variable annuity business pursuant to a definitive agreement (the “Agreement”) with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”), which was entered into on March 8, 2006.  The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements (the “Reinsurance Agreements”).

As a result of the modified coinsurance reinsurance, the separate account assets remain on the Company’s Condensed Statements of Financial Position, but the related results of operations are fully reinsured to Prudential beginning on June 1, 2006 and presented net of reinsurance on the Condensed Statements of Operations.  In contrast, $445.2 million of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions.  The general account liabilities, however, remain on the Condensed Statements of Financial Position with a corresponding reinsurance recoverable and the results of operations are presented net of reinsurance. For purposes of presentation in the Condensed Statements of Cash Flows, the Company treated the reinsurance of our variable annuity business as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential, $393.6 million (computed as $445.2 million of general account insurance liabilities transferred to Prudential on the closing date less consideration of $51.6 million), and the costs of executing the transaction, $1.3 million, pretax, were classified as a disposition of operations in the cash flows from investing activities section of the Condensed Statements of Cash Flows. The Reinsurance Agreements do not extinguish the Company’s primary liability under the variable annuity contracts.

Under the Agreement, the Company, ALIC and the Corporation have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and ALIC and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain.  In addition, the Company, ALIC and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and ALIC, and their agents, including in connection with the Company’s and ALIC’s provision of transition services.

The terms of the Agreement give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years.  During a transition period, the Company and ALIC will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform.

The consideration was $51.6 million.  The disposal resulted in a reinsurance loss of $6.5 million, pretax, which is included as a component of loss on disposition of operations on the Condensed Statements of Operations along with other transactional expenses incurred.  In total, the loss on disposition of operations for this transaction was $7.7 million, pretax, and $5.0 million, after-tax.  DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, for balances related to the variable annuity business subject to the Reinsurance Agreements.

In the first five months of 2006, prior to its disposition, the Company’s variable annuity business generated approximately $7.5 million in contract charges.  Contract charges, contract benefits, interest credited to contractholder funds and operating costs and expenses ceded in June of 2006 pursuant to the Reinsurance Agreements were $1.7 million, $0.2 million, $1.5 million and $0.8 million, respectively.  Further, general account liabilities of $465.4 million as of June 30, 2006 were ceded to Prudential pursuant to the coinsurance reinsurance provisions.

The separate account balance related to the modified coinsurance reinsurance was $970.3 million as of June 30, 2006. Separate account balances totaling approximately $2.0 million at June 30, 2006 related to the variable life business retained by the Company.  In 2005, the Company’s variable annuity business generated approximately $17 million in contract charges. The separate account balances were $927 million and general account balances were $501 million as of December 31, 2005.

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

 The aggregate liability balance related to all guarantees was not material as of June 30, 2006.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  From time to time regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

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

The Company is currently undergoing a periodic market conduct examination by state insurance regulators.  Regulators are focusing, as they have with other insurers, on the Company’s compliance with the state’s replacement sales and record-keeping processes with regard to life insurance and annuities among other issues.  They have alleged that the Company failed to meet the requirements of certain applicable regulations.  In relation to this examination, the Company accrued $17 million of additional contractholder benefits.  The final outcome of this examination is still pending; however, the Company has begun certain customer remediation steps related to replacement sales.

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

5.      Other Comprehensive (Loss) Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
(in thousands)	2006			2005
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized holding gains (losses) arising during the period, net of related offsets	$(53,792)	18,827	(34,965)	$71,377	$(24,982)	$46,395
Less: reclassification adjustment of realized capital gains and losses	(6,661)	2,331	(4,330)	1,898	(665)	1,233

Other comprehensive (loss) income	$(47,131)	16,496	(30,635)	$69,479	$(24,317)	45,162

Net income			4,585			6,940
Comprehensive (loss) income			(26,050)			$52,102

	Three months ended June 30,
(in thousands)	2006			2005
	Pretax	Tax	After-tax	Pretax	Tax	After-tax

Unrealized holding gains (losses) arising during the period, net of related offsets	$(160,348)	56,122	(104,226)	$17,361	$(6,076)	$11,285
Less: reclassification adjustment of realized capital gains and losses	(24,699)	8,645	(16,054)	(7,114)	2,490	(4,624)

Other comprehensive (loss) income	$(135,649)	47,477	(88,172)	$24,475	$(8,566)	15,909

Net income			10,857			20,825
Comprehensive (loss) income			(77,315)			$36,734

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of June 30, 2006, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed statements of cash flows for the six-month periods ended June 30, 2006 and 2005.  These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2006

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as “we”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2005.  We operate as a single segment entity, based on the manner in which we use financial information to evaluate performance and determine the allocation of resources.

OPERATIONS

Premiums  represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life, variable annuities and fixed annuities for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Statements of Operations (see Note 3 to the Condensed Financial Statements).

The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Premiums
Traditional life	$6,216	$6,245	$10,825	$12,105
Immediate annuities with life contingencies	13,228	8,823	21,492	22,042
Accident and health and other	1,239	1,106	2,435	2,020
Total premiums	20,683	16,174	34,752	36,167

Contract charges
Interest-sensitive life	11,370	10,524	22,600	20,469
Fixed annuities	2,210	1,634	4,139	3,427
Variable annuities	3,675	3,818	8,103	7,339
Total contract charges	17,255	15,976	34,842	31,235
Premiums and contract charges	$37,938	$32,150	$69,594	$67,402

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Premiums
Allstate agencies	$6,061	$6,171	$10,586	$11,909
Financial institutions	—	—	—	36
Specialized brokers	13,229	8,823	21,493	22,005
Independent agents	1,393	1,180	2,673	2,217
Total premiums	20,683	16,174	34,752	36,167

Contract charges
Allstate agencies	10,793	10,218	21,598	19,924
Financial institutions	5,893	5,153	12,069	9,696
Specialized brokers	384	487	836	1,398
Independent agents	185	118	339	217
Total contract charges	17,255	15,976	34,842	31,235
Premiums and contract charges	$37,938	$32,150	$69,594	$67,402

Total premiums increased 27.9% to $20.7 million in the second quarter of 2006 and declined 3.9% to $34.8 million in the first six months of 2006 compared to the same periods of 2005.  The increase in the second quarter of 2006 was primarily attributable to increased premiums on immediate annuities with life contingencies.  The decline in the first six months of 2006 was due to lower premiums on traditional life products and, to a lesser extent, immediate annuities with life contingencies, partially offset by higher accident and health and other premiums.

Contract charges increased 8.0% to $17.3 million in the second quarter of 2006 and 11.5% to $34.8 million in first six months of 2006 compared to the same periods of 2005.  Excluding contract charges on variable annuities, which are reinsured to Prudential effective June 1, 2006, contract charges increased 11.7% and 11.9% in the second quarter and first six months of 2006, respectively, compared to the same periods of 2005.  These increases were due to higher contract charges on interest-sensitive life products and fixed annuities.  Higher contract charges on interest-sensitive life products were mostly attributable to growth of business in force and increased contract charges on fixed annuities were primarily the result of higher surrender charges.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005 (1)	2006	2005 (1)
Contractholder funds, beginning balance	$4,426,993	$4,033,796	$4,349,395	$3,802,846

Deposits:
Fixed annuities	233,582	187,430	380,409	431,374
Interest-sensitive life	23,555	26,639	47,839	48,826
Variable annuity and life deposits allocated to fixed accounts	6,152	14,870	15,493	33,981
Total deposits	263,289	228,939	443,741	514,181

Interest credited	44,197	42,956	88,528	82,620

Benefits, withdrawals and other adjustments
Benefits	(35,952)	(80,273)	(71,643)	(106,233)
Surrenders and partial withdrawals	(77,108)	(70,600)	(166,546)	(119,553)
Contract charges	(11,023)	(10,335)	(21,807)	(20,447)
Net transfers to separate accounts	(7,338)	(9,524)	(18,129)	(18,739)
Other adjustments	(3,382)	279	(3,863)	563
Total benefits, withdrawals and other adjustments	(134,803)	(170,453)	(281,988)	(264,409)

Contractholder funds, ending balance	$4,599,676	$4,135,238	$4,599,676	$4,135,238

(1)       To conform to the current presentation, certain prior period balances have been restated.

Contractholder funds increased 3.9% and 2.5% in the second quarter of 2006 and 2005, respectively, and increased 5.8% and 8.7% in the first six months of 2006 and 2005, respectively.  Average contractholder funds increased 10.5% and 12.7% in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits increased 15.0% in the second quarter and decreased 13.7% in the first six months of 2006, compared to the same periods of 2005.  The increase in the second quarter was the result of higher deposits on fixed annuities due to a significant increase in deposits on Allstate® Treasury-Linked Annuity contracts, which provide contractholders a crediting rate that is indexed to the 5-year treasury rate resulting in upward adjusting crediting rates in a rising interest rate environment.  The increase in fixed annuity deposits in the second quarter was partially offset by lower variable annuity and life deposits allocated to the fixed accounts due to the disposal of our variable annuity business during the quarter.  The decline in the first six months of 2006 was primarily attributable to lower deposits on fixed annuities.  Fixed annuity deposits declined primarily from the impact of reduced consumer demand for traditional fixed annuities relative to certificates of deposit and other short-term investments in the first quarter of 2006 due to the interest rate environment and our continued focus on fixed annuity returns.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products increased 9.2% in the second quarter and 39.3% in the first six months of 2006, respectively, compared to the same periods of 2005.  The annualized withdrawal rate on these products was 7.9% for the second quarter and 8.7% for the first six months of 2006 based on the beginning of period contractholder funds balance.  This compares to an annualized withdrawal rate of 8.1% for the second quarter and 7.3% for the first six months of 2005.  Surrenders and withdrawals may vary with changes in market interest rates and the aging of our in-force contracts.

Net investment income increased 6.0% in the second quarter and 6.7% in the first six months of 2006 compared to the same periods in 2005 primarily due to higher average portfolio balances and, to a lesser extent, higher yields on fixed income securities. Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities, partially offset by payments related to the disposal of our variable annuity business.

Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Premiums	$20,683	$16,174	$34,752	$36,167
Contract charges(1)	17,259	15,976	34,847	31,235
Net investment income	93,827	88,503	186,720	174,995
Periodic settlements and accruals on non-hedge derivative instruments (2)	560	270	984	484
Contract benefits	(50,226)	(42,901)	(93,556)	(89,984)
Interest credited to contractholder funds(3)	(40,237)	(38,733)	(80,715)	(74,727)
Gross margin	41,886	39,289	83,032	78,170

Amortization of DAC and DSI (4)	(14,098)	(10,390)	(27,508)	(13,893)
Operating costs and expenses	(10,475)	(13,078)	(24,361)	(22,270)
Income tax expense	(5,766)	(6,218)	(10,922)	(16,137)
Realized capital gains and losses, after-tax	(2,716)	(1,550)	(12,033)	(5,285)
DAC and DSI amortization expense on realized capital gains and losses, after-tax (4)	1,161	(950)	8,297	539
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(351)	(164)	(612)	(300)
(Loss) gain on disposition of operations, after-tax	(5,036)	1	(5,036)	1
Net income	$4,585	$6,940	$10,857	$20,825

(1)                Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with deferred policy acquisition costs (“DAC”). Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin.  Amortization of deferred loads related to realized capital gains and losses totaled $4 thousand in the second quarter of 2005 and $5 thousand in the first six months of 2006.  There was no amortization of deferred loads related to realized capital gains and losses in the second quarter and the first six months of 2005.

(2)                Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)                For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $(937) thousand and $(705) thousand in the three months ended June 30, 2006 and 2005, respectively, and $(2,333) thousand and $(937) thousand in the first six months of 2006 and 2005, respectively.

(4)                Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business.  Amortization of DAC and DSI relating to realized capital gains and losses was $1,754 thousand and $(1,472) thousand in the second quarter of 2006 and 2005, respectively, and was $13,348 thousand and $868 thousand in the first six months of 2006 and 2005, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$20,683	$16,174	$—	$—	$20,683	$16,174
Contract charges (1)	—	—	8,469	8,185	8,790	7,791	17,259	15,976
Net investment income	93,827	88,503	—	—	—	—	93,827	88,503
Periodic settlements and accruals on non-hedge derivative instruments (2)	560	270	—	—	—	—	560	270
Contract benefits	(25,838)	(24,754)	(24,388)	(18,147)	—	—	(50,226)	(42,901)
Interest credited to contractholder funds(3)	(40,237)	(38,733)	—	—	—	—	(40,237)	(38,733)
	$28,312	$25,286	$4,764	$6,212	$8,790	$7,791	$41,866	$39,289

	Six Months Ended June 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$34,752	$36,167	$—	$—	$34,752	$36,167
Contract charges (1)	—	—	16,449	16,030	18,398	15,205	34,847	31,235
Net investment income	186,720	174,995	—	—	—	—	186,720	174,995
Periodic settlements and accruals on non-hedge derivative instruments (2)	984	484	—	—	—	—	984	484
Contract benefits	(51,358)	(50,161)	(42,198)	(39,823)	—	—	(93,556)	(89,984)
Interest credited to contractholder funds(3)	(80,715)	(74,727)	—	—	—	—	(80,715)	(74,727)
	$55,631	$50,591	$9,003	$12,374	$18,398	$15,205	$83,032	$78,170

(1)                Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with DAC. Amortization of deferred loads related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to realized capital gains and losses totaled $4 thousand in the second quarter of 2006 and $5 thousand in the first six month of 2006.  There was no amortization of deferred loads related to realized capital gains and losses in the second quarter and the first six months of 2005.

(2)                Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)                For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI totaled $(937) thousand and $(705) thousand in the three months ended June 30, 2006 and 2005, respectively, and $(2,333) thousand and $(937) thousand in the first six months of 2006 and 2005, respectively.

Gross margin increased 6.6% in the second quarter of 2006 and 6.2% in the first six months of 2006 compared to the same periods of 2005 due to higher investment margin and increased contract charges and fees, partially offset by lower benefit margin.  The disposition of our variable annuity business will result in lower gross margin in the future, which would be expected to be mostly offset by lower DAC and DSI amortization and operating expenses.

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

Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Annuities	$26,089	$22,998	$50,993	$46,009
Life insurance	2,223	2,288	4,638	4,582
Total investment margin	$28,312	$25,286	$55,631	$50,591

Investment margin increased 12.0% in the second quarter of 2006 and 10.0% in the first six months of 2006 compared to the same periods of 2005. The increase in both periods was primarily due to growth in contractholder funds and improved yields on assets supporting deferred fixed annuities.  Additionally, the increase in the first six months of 2006 was impacted by lower average crediting rates on deferred fixed annuities resulting from contract surrenders and crediting rate actions.  In the future, investment margin will be reduced as a result of the disposal of our variable annuity business until the lost margins are replaced by sales of other products.

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	5.6%	5.8%	4.5%	4.6%	1.1%	1.2%
Deferred fixed annuities	5.7	5.5	3.2	3.2	2.5	2.3
Immediate fixed annuities with and without life contingencies	7.5	7.6	6.7	6.8	0.8	0.8
Investments supporting capital, traditional life and other products	6.0	6.2	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	5.6%	5.7%	4.5%	4.5%	1.1%	1.2%
Deferred fixed annuities	5.5	5.5	3.1	3.2	2.4	2.3
Immediate fixed annuities with and without life contingencies	7.5	7.5	6.7	6.7	0.8	0.8
Investments supporting capital, traditional life and other products	6.1	6.2	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Six Months Ended June 30,
(in thousands)	2006	2005
Immediate fixed annuities with life contingencies	$1,531,801	$1,475,191
Other life contingent contracts and other	281,768	435,948
Reserve for life-contingent contract benefits	$1,813,569	$1,911,139

Interest-sensitive life	$453,122	$397,691
Deferred fixed annuities	3,596,941	3,218,620
Immediate fixed annuities without life contingencies and other	549,613	518,927
Contractholder funds	$4,599,676	$4,135,238

Benefit margin is a component of gross margin, both of which are non-GAAP measures.  Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and, prior to the disposal of the variable annuity business through reinsurance, variable annuity contract charges for contract guarantees less contract benefits.  Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin.  We use benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Life insurance	$5,602	$8,333	$11,153	$15,524
Annuities	(838)	(2,121)	(2,150)	(3,150)
Total benefit margin	$4,764	$6,212	$9,003	$12,374

Benefit margin declined 23.3% in the second quarter of 2006 and 27.2% in the first six months of 2006 compared to the same periods of 2005.  The reduction in the life insurance benefit margin in both periods was primarily the result of lower premiums on traditional life products, unfavorable mortality experience and a prospective reclassification of certain contract charges from benefit margin to contract charges and fees beginning in 2006.  The favorable change in the annuity benefit margin in both periods was the result of improved mortality experience.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 35.7% in the three months ended June 30, 2006 and 98.0% in the first six months of 2006 compared to the same periods of 2005.  The increase in both periods was due to higher gross margin.  Additionally, the increase in the first six months of 2006 was also impacted by the recognition of amortization acceleration (commonly referred to as DAC and DSI “unlocking”) totaling $544 thousand in the current period compared to the prior period recognition of amortization deceleration of $7.3 million.  DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by a favorable $2.1 million and $7.8 million in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.

DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, in the second quarter of 2006 as a result of the disposition of our variable annuity business.  This decline will result in a reduction to the amortization of DAC and DSI in the future, which is expected to be offset by the absence of gross margin on the business subject to the disposition.

Operating costs and expenses declined 19.9% in the second quarter and increased 9.4% in the first six months of 2006 compared to the same periods of 2005.  The decline in other operating costs and expenses in the second quarter was primarily the result of a decline in employee and technology costs.  The increase in the first six months of 2006 was attributable to higher guaranty fund assessments and restructuring and related charges, which were recorded in the first quarter of 2006 and related to the Voluntary Termination Offer accepted by certain employees, partially offset by lower employee and technology expenses.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at June 30, 2006 is presented in the table below.

	Carrying	Percent
(in thousands)	value	of total
Fixed income securities (1)	$5,586,428	85.9%
Mortgage loans	660,553	10.1
Short-term	212,904	3.3
Policy loans	36,908	0.6
Other	5,194	0.1
Total	$6,501,987	100.0%

(1)   Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $5.42 billion.

Total investments decreased to $6.50 billion at June 30, 2006 from $6.73 billion at December 31, 2005 primarily due to payments totaling approximately $394.9 million related to the sale of our variable annuity business.  Additionally, net unrealized capital gains on fixed income securities declined due primarily to rising market interest rates.  These declines were partially offset by the investment of cash flows from operating and financing activities and increased funds associated with securities lending activities.

Total investments at amortized cost related to collateral received in connection with securities lending activities increased to $316.0 million at June 30, 2006 from $149.5 million at December 31, 2005.

At June 30, 2006, 96.8% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at June 30, 2006 were $168.2 million, a decrease of $285.7 million or 62.9% since December 31, 2005.   The net unrealized gain was comprised of $310.4 million of unrealized gains and $142.2 million of unrealized losses at June 30, 2006.  This is compared to net unrealized gains totaling $453.9 million at December 31, 2005, comprised of $497.4 million of unrealized gains and $43.5 million of unrealized losses.

Of the gross unrealized losses at June 30, 2006, $137.8 million or 96.9% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment.  The remaining $4.4 million of losses in the fixed income portfolio were in the corporate fixed income portfolio and were primarily comprised of securities in the energy and capital goods sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.  All securities in an unrealized loss position at June 30, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than- temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in thousands)	June 30, 2006			December 31, 2005
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$3,653	$6,162	0.1%	$14,373	$17,762	0.3%
Restructured	132	132	—	163	163	—
Potential problem	1,371	1,437	—	5,609	5,640	0.1
Total net carrying value	$5,156	$7,731	0.1%	$20,145	$23,565	0.4%
Cumulative write-downs recognized	$4,381			$5,455

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of June 30, 2006 compared to December 31, 2005.  The decrease was primarily due to dispositions and the recategorization of securities upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at June 30, 2006 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses   The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Investment write-downs	$—	$(1,076)	$(258)	$(1,469)
Dispositions	(5,950)	4,979	(22,367)	(3,044)
Valuation of derivative instruments	(142)	(3,719)	639	(3,478)
Settlement of derivative instruments	1,876	(2,816)	2,634	(518)
Realized capital gains and losses, pretax	(4,216)	(2,632)	(19,352)	(8,509)
Income tax benefit	1,500	1,082	7,319	3,224
Realized capital gains and losses, after-tax	$(2,716)	$(1,550)	$(12,033)	$(5,285)

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

In the second quarter of 2006, we recognized $856 thousand of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value.  The change in our intent is primarily related to comprehensive reviews of our portfolio.  We identified $19.8 million of securities that may be sold.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in thousands)	June 30, 2006	December 31, 2005

Common stock, retained earnings and other shareholder’s equity items	$551,473	$538,465
Accumulated other comprehensive income	40,796	128,968
Total shareholder’s equity	$592,269	$667,433

Shareholder’s equity declined in the first six months of 2006 due primarily to lower unrealized net capital gains on fixed income securities, partially offset by net income.

Financial Ratings and Strength   Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, Allstate Life Insurance Company’s  and Allstate Insurance Company’s ratings and other factors. There have been no changes to our insurance financial strength ratings since December 31, 2005.

Liquidity Sources and Uses   As reflected in our Condensed Statements of Cash Flows, higher operating cash flows in the first six months of 2006, compared to the first six months of 2005, primarily related to higher investment income.

Cash flows used in investing activities decreased in the first six months of 2006 primarily due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities also include the settlement of the disposal of our variable annuity business.

Lower cash flows from financing activities during the first six months of 2006 were due to lower deposits of fixed annuities and increased surrenders and partial withdrawals.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have an inter-company loan agreement with The Allstate Corporation (the “Corporation”).  The amount of inter-company loans available to us is at the discretion of the Corporation.  The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  We had no amounts outstanding under the inter-company loan agreement at June 30, 2006 or December 31, 2005.  The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

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

Changes in Internal Control over Financial Reporting.   During the fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those in Part I, Item 1A of Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2005, which are hereby incorporated herein by reference.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 6.                        Exhibits

(a)   Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

August 8, 2006	By /s/ Samuel H. Pilch
Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description
10.1

Amendment Number Two to Automatic Annuity Reinsurance Agreement between Allstate Life Insurance Company of New York and Allstate Life Insurance Company effective June 1, 2006, incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company of New York current report on Form 8-K filed June 7, 2006.

15	Acknowledgement of awareness from Deloitte & Touche LLP dated August 4, 2006, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1