Form 10-Q
period 2006-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2006-11-07
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 7, 2006, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2006

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues
Premiums	$19,211	$16,580	$53,963	$52,747
Contract charges	13,740	16,781	48,582	48,016
Net investment income	92,536	89,853	279,256	264,848
Realized capital gains and losses	(4,741)	4,531	(24,093)	(3,978)
	120,746	127,745	357,708	361,633

Costs and expenses
Contract benefits	44,348	41,904	137,904	131,888
Interest credited to contractholder funds	41,614	39,523	124,662	115,187
Amortization of deferred policy acquisition costs	8,992	15,878	20,819	27,966
Operating costs and expenses	10,526	10,014	34,887	32,284
	105,480	107,319	318,272	307,325

(Loss) gain on disposition of operations	(215)	—	(7,963)	1

Income from operations before income tax expense	15,051	20,426	31,473	54,309

Income tax expense	4,844	6,863	10,409	19,921

Net income	$10,207	$13,563	$21,064	$34,388

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in thousands, except par value data)	2006	2005
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,647,251 and $5,535,396)	$6,017,069	$5,989,263
Mortgage loans	672,960	633,789
Short-term	144,438	63,057
Policy loans	37,747	36,698
Other	3,525	3,740
Total investments	6,875,739	6,726,547

Cash	8,503	3,818
Deferred policy acquisition costs	276,533	318,551
Accrued investment income	61,920	62,452
Reinsurance recoverables	466,358	12,729
Current income taxes receivable	28,748	—
Other assets	58,122	35,760
Separate Accounts	998,776	928,824
Total assets	$8,774,699	$8,088,681

Liabilities
Contractholder funds	$4,742,352	$4,349,395
Reserve for life-contingent contract benefits	1,905,614	1,869,875
Deferred income taxes	51,394	73,399
Current income taxes payable	—	5,412
Other liabilities and accrued expenses	416,121	188,123
Payable to affiliates, net	8,396	5,249
Reinsurance payable to parent	976	971
Separate Accounts	998,776	928,824
Total liabilities	8,123,629	7,421,248

Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	419,180	395,965
Accumulated other comprehensive income:
Unrealized net capital gains and losses	89,390	128,968
Total accumulated other comprehensive income	89,390	128,968
Total shareholder’s equity	651,070	667,433
Total liabilities and shareholder’s equity	$8,774,699	$8,088,681

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
(in thousands)	(unaudited)
Cash flows from operating activities
Net income	$21,064	$34,388
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(53,843)	(43,805)
Realized capital gains and losses	24,093	3,978
Loss (gain) on disposition of operations	7,963	(1)
Interest credited to contractholder funds	124,662	115,187
Changes in:
Life-contingent contract benefits and contractholder funds	19,131	23,505
Deferred policy acquisition costs	(30,364)	(25,464)
Income taxes payable	(36,012)	1,535
Other operating assets and liabilities	(3,912)	(14,564)
Net cash provided by operating activities	72,782	94,759

Cash flows from investing activities
Proceeds from sales of fixed income securities	710,186	394,169
Investment collections
Fixed income securities	97,249	125,606
Mortgage loans	57,960	44,886
Investment purchases
Fixed income securities	(775,808)	(837,268)
Mortgage loans	(93,832)	(162,189)
Change in short-term investments, net	18,952	14,201
Disposition of operations	(394,915)	—
Change in other investments, net	1,685	365
Net cash used in investing activities	(378,523)	(420,230)

Cash flows from financing activities
Contractholder fund deposits	668,215	681,725
Contractholder fund withdrawals	(357,789)	(357,573)
Net cash provided by financing activities	310,426	324,152

Net increase (decrease) in cash	4,685	(1,319)
Cash at beginning of period	3,818	8,624
Cash at end of period	$8,503	$7,305

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

The condensed financial statements and notes as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2006 presentation, certain amounts in the prior year condensed financial statements and notes have been reclassified.

Adopted accounting standards

Financial Accounting Standards Board Staff Position No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006. FSP 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 (“EITF Issue 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

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

Pending accounting standards

Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of the SOP on its results of operations and financial position. Based on the issued standard, the Company does not expect the impact of the adoption to have a material effect on its results of operations or financial position; however, the standard is currently under review and clarifications or revisions may be issued by the AICPA and/or the FASB that could affect the Company’s impact assessment.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation and clarifies that concentration of credit risk in the form of subordination are not embedded derivatives. At the date of initial adoption, the Company must decide whether or not to remeasure its then existing hybrid financial instruments in accordance with SFAS No. 155 or retain its current accounting under SFAS No. 133. All securities acquired on or after January 1, 2007 must be accounted for in accordance with the new guidance. The Company will adopt SFAS No.155 as of January 1, 2007, but has not yet determined if it will utilize the option to remeasure hybrid contracts owned at the date of adoption and subject to SFAS No. 133.

Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements; it does not require any new fair value measurements under GAAP. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company’s current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”)

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended is not expected to have a material effect on its results of operations or financial position.

2. Supplemental Cash Flow Information

Liabilities for collateral received in conjunction with securities lending activities are reported in other liabilities and accrued expenses in the Condensed Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Statements of Cash Flows along with the related changes in investments, which are as follows:

	Nine months ended September 30,
(in thousands)	2006	2005

Net change in fixed income securities	$(100,624)	$(148,776)
Net change in short-term investments	(91,285)	(20,038)
Operating cash flow used	$(191,909)	$(168,814)

Liabilities for collateral and security repurchase, beginning of year	$(149,465)	$(133,368)
Liabilities for collateral and security repurchase, end of period	(341,374)	(302,182)
Operating cash flow provided	$191,909	$168,814

3. Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Premiums and contract charges
Direct	$42,382	$37,036	$124,815	$112,891
Assumed — non-affiliate	318	200	1,027	702
Ceded
Affiliate	(992)	(1,186)	(3,620)	(3,538)
Non-affiliate	(8,757)	(2,689)	(19,677)	(9,292)
Premiums and contract charges, net of reinsurance	$32,951	$33,361	$102,545	$100,763

The effects of reinsurance on contract benefits are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Contract benefits
Direct	$46,460	$43,068	$148,188	$137,938
Assumed — non-affiliate	108	93	605	249
Ceded
Affiliate	(44)	(28)	(225)	(1,216)
Non-affiliate	(2,176)	(1,229)	(10,664)	(5,083)
Contract benefits, net of reinsurance	$44,348	$41,904	$137,904	$131,888

In addition to amounts included in the table above are reinsurance premiums ceded to ALIC of $771 thousand and $738 thousand for the third quarter of 2006 and 2005, respectively, and $2.26 million and $2.16 million for the first nine months of 2006 and 2005, respectively, under the terms of the structured settlement annuity reinsurance agreement.

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

As a result of the modified coinsurance reinsurance, the separate account assets remain on the Company’s Condensed Statements of Financial Position, but the related results of operations are fully reinsured to Prudential beginning on June 1, 2006 and presented net of reinsurance on the Condensed Statements of Operations. In contrast, $445.2 million of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions. The general account liabilities, however, remain on the Condensed Statements of Financial Position with a corresponding reinsurance recoverable and the results of operations are presented net of reinsurance. For purposes of presentation in the Condensed Statements of Cash Flows, the Company treated the reinsurance of its variable annuity business as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential, $393.6 million (computed as $445.2 million of general account insurance liabilities transferred to Prudential on the closing date less consideration of $51.6 million), and the costs of executing the transaction, $1.3 million, pretax, were classified as a disposition of operations in the cash flows from investing activities section of the Condensed Statements of Cash Flows. The Reinsurance Agreements do not extinguish the Company’s primary liability under the variable annuity contracts.

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

Pursuant to the Agreement, the consideration was $51.6 million. The disposal resulted in an initial reinsurance loss of $6.5 million, pretax, which was included as a component of loss on disposition of operations on the Condensed Statements of Operations along with other transactional expenses incurred. During the third quarter of 2006, the total loss for this transaction was increased $215 thousand, pretax, and $140 thousand, after-tax. For the nine months ended September 30, 2006, the total loss for this transaction was $8.0 million, pretax, and $5.2 million, after-tax. DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

In the five months of 2006 prior to its disposition, the Company’s variable annuity business generated approximately $7.5 million in contract charges. In the three-month and nine-month periods ended September 30, 2006, premiums and contract charges of $4.8 million and $6.5 million, contract benefits of $1.1 million and $1.3 million, interest credited to contractholder funds of $4.3 million and $5.8 million, and operating costs and expenses of $2.1 million and $2.9 million, respectively, were ceded to Prudential pursuant to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance reinsurance were $996.5 million as of September 30, 2006. Separate account balances totaling approximately $2.3 million at September 30, 2006 related to the variable life business retained by the Company. In 2005, the Company’s variable annuity business generated approximately $17 million in contract charges. The separate account balances were $927 million and general account balances were $501 million as of December 31, 2005.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2006.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.” The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.” The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order. The case otherwise remains pending. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

The Company is currently undergoing a periodic market conduct examination by state insurance regulators. Regulators are focusing, as they have with other insurers, on the Company’s compliance with the state’s replacement sales and record-keeping processes with regard to life insurance and annuities among other issues. They have alleged that the Company failed to meet the requirements of applicable regulations. In relation to this examination, the Company accrued $17 million of additional benefits. The final outcome of this examination is still pending; however, the Company has begun certain customer remediation steps related to replacement sales.

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

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

5.      Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2006			2005
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding gains (losses) arising during the period, net of related offsets	$71,794	$(25,127)	$46,667	$(52,711)	$18,448	$(34,263)
Less: reclassification adjustment of realized capital gains and losses	(2,965)	1,038	(1,927)	1,342	(470)	872

Other comprehensive income (loss)	$74,759	$(26,165)	48,594	$(54,053)	$18,918	(35,135)

Net income			10,207			13,563
Comprehensive income (loss)			$58,801			$(21,572)

	Nine months ended September 30,
	2006			2005
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding losses arising during the period, net of related offsets	$(86,786)	$30,376	$(56,410)	$(35,327)	$12,364	$(22,963)
Less: reclassification adjustment of realized capital gains and losses	(25,896)	9,064	(16,832)	(5,749)	2,012	(3,737)

Other comprehensive loss	$(60,890)	$21,312	(39,578)	$(29,578)	$10,352	(19,226)

Net income			21,064			34,388
Comprehensive (loss) income			$(18,514)			$15,162

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of September 30, 2006, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 6, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

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

OPERATIONS

On June 1, 2006, we completed the disposal of our variable annuity business through reinsurance. When comparing the third quarter and first nine months of 2006 to the same period in the prior year, the following impacts to the Condensed Statements of Operations and gross margin resulted from the disposal of the variable annuity business.

(in thousands)	Three months ended September 30, 2006 Compared to the Same Period in the Prior Year	Nine months ended September 30, 2006 Compared to the Same Period in the Prior Year
Favorable/(unfavorable)
Contract charges	$(4,322)	$(3,559)
Net investment income	(5,793)	(9,497)
Periodic settlements and accruals on non-hedge derivative instruments (1)	—	33
Contract benefits	183	(832)
Interest credited to contractholder funds	4,672	6,967
Amortization of DAC (2)	2,086	(2,430)
Operating costs and expenses	1,369	1,623
Loss on disposition of operations	(215)	(7,963)
Income from operations before income tax expense	$(2,020)	$(15,658)

Investment margin	$(1,246)	$(2,474)
Benefit margin	(188)	(802)
Contract charges and fees	(3,951)	(3,589)

Gross margin (3)	$(5,385)	$(6,865)

(1)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(2)             Amortization deceleration of $4.3 million was recognized in the first nine months of 2005 for variable annuities.

(3)             Gross margin and its components are measures that are not based on generally accepted accounting principals (“non-GAAP”). Gross margin, investment margin and benefit margin are defined on pages 17, 19 and 20, respectively.

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Premiums
Traditional life	$6,044	$6,387	$16,869	$18,492
Immediate annuities with life contingencies	11,862	9,115	33,354	31,157
Accident and health and other	1,305	1,078	3,740	3,098
Total premiums	19,211	16,580	53,963	52,747

Contract charges
Interest-sensitive life	11,692	10,735	34,292	31,204
Fixed annuities	2,038	1,712	6,177	5,139
Variable annuities	10	4,334	8,113	11,673
Total contract charges	13,740	16,781	48,582	48,016
Premiums and contract charges	$32,951	$33,361	$102,545	$100,763

The following table summarizes premiums and contract charges by distribution channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Premiums
Allstate agencies	$5,935	$6,248	$16,521	$18,157
Financial institutions	—	—	—	36
Specialized brokers	11,861	9,116	33,354	31,121
Independent agents	1,415	1,216	4,088	3,433
Total premiums	19,211	16,580	53,963	52,747

Contract charges
Allstate agencies	10,793	10,324	32,391	30,248
Financial institutions	2,230	5,794	14,299	15,490
Specialized brokers	409	534	1,245	1,932
Independent agents	308	129	647	346
Total contract charges	13,740	16,781	48,582	48,016
Premiums and contract charges	$32,951	$33,361	$102,545	$100,763

Total premiums increased 15.9% to $19.2 million in the third quarter of 2006 and 2.3% to $54.0 million in the first nine months of 2006 compared to the same periods of 2005. The increase in the third quarter and first nine months of 2006 was attributable primarily to increased premiums on immediate annuities sold with life contingencies, partially offset by lower premiums on traditional life products.

Contract charges declined 18.1% to $13.7 million in the third quarter of 2006 and increased 1.2% to $48.6 million in first nine months of 2006 compared to the same periods of 2005. Excluding contract charges on variable annuities, which are reinsured to Prudential effective June 1, 2006, contract charges increased 10.3% and 11.4% in the third quarter and first nine months of 2006, respectively, compared to the same periods of 2005. These increases were due to higher contract charges on interest-sensitive life products and fixed annuities. Higher contract charges on interest-sensitive life products were mostly attributable to in-force business growth and increased contract charges on fixed annuities were primarily the result of higher surrender charges.

Contractholder funds represent interest-bearing liabilities arising from the sale of fixed annuities, interest-sensitive life, and variable annuity and life deposits allocated to fixed accounts. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005 (1)	2006	2005 (1)
Contractholder funds, beginning balance	$4,599,676	$4,135,238	$4,349,395	$3,802,846

Deposits:
Fixed annuities	204,649	136,486	585,058	567,860
Interest-sensitive life	23,050	25,216	70,889	74,042
Variable annuity and life deposits allocated to fixed accounts	12	12,341	15,505	46,322
Total deposits	227,711	174,043	671,452	688,224

Interest credited	44,869	42,241	133,397	124,861

Benefits, withdrawals and other adjustments
Benefits	(34,114)	(33,214)	(105,757)	(139,447)
Surrenders and partial withdrawals	(67,359)	(69,134)	(233,905)	(188,687)
Contract charges	(11,322)	(10,429)	(33,129)	(30,876)
Net transfers to separate accounts	2	(10,656)	(18,127)	(29,395)
Other adjustments	(17,111)	282	(20,974)	845
Total benefits, withdrawals and other adjustments	(129,904)	(123,151)	(411,892)	(387,560)

Contractholder funds, ending balance	$4,742,352	$4,228,371	$4,742,352	$4,228,371

(1)       To conform to the current presentation, certain prior period balances have been reclassified.

Contractholder funds increased 3.1% and 2.3% in the third quarter of 2006 and 2005, respectively, and increased 9.0% and 11.2% in the first nine months of 2006 and 2005, respectively. Average contractholder funds increased 11.7% and 13.2% in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits increased 30.8% in the third quarter and decreased 2.4% in the first nine months of 2006, compared to the same periods of 2005. The increase in the third quarter of 2006 was the result of higher deposits on fixed annuities, mostly driven by increased deposits on traditional deferred annuities. The magnitude of this increase reflects relatively low deposits in the third quarter of 2005. Additionally, deposits on our innovative Allstate® Treasury-Linked Annuity contracts were $23.1 million in the third quarter of 2006, an increase of $16.9 million over the prior period. The crediting rate on this patented product is indexed to the 5-year treasury rate, which increases the crediting rate to the customer in a rising interest rate environment. The increase in fixed annuity deposits in the third quarter was partially offset by the absence of variable annuity deposits allocated to fixed accounts in the third quarter of 2006 due to the disposal of our variable annuity business on June 1, 2006. The decline in contractholder fund deposits in the first nine months of 2006 was attributable to decreased variable annuity and life deposits allocated to fixed accounts, partially offset by higher fixed annuity deposits. Higher fixed annuity deposits in the first nine months of 2006 were mostly the result of a $39.7 million increase in deposits on Allstate® Treasury-Linked Annuity contracts

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products declined 2.6% in the third quarter of 2006 and increased 24.0% in the first nine months of 2006, compared to the same periods of 2005. The annualized withdrawal rate on these products was 7.5% for the third quarter of 2006 and 8.7% for the first nine months of 2006 based on the beginning of period contractholder funds balance. This compares to an annualized withdrawal rate of 7.6% for third quarter of 2005 and 7.7% for the first nine months of 2005. Surrenders and withdrawals may vary with changes in market interest rates and the aging of our in-force contracts.

Net investment income increased 3.0% in the third quarter and 5.4% in the first nine months of 2006 compared to the same periods in 2005 due primarily to higher average portfolio balances. Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities and interest-sensitive life policies.

Net income analysis is presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005

Premiums	$19,211	$16,580	$53,963	$52,747
Contract charges(1)	13,740	16,776	48,587	48,011
Net investment income	92,536	89,853	279,256	264,848
Periodic settlements and accruals on non-hedge derivative instruments (2)	687	289	1,671	773
Contract benefits	(44,348)	(41,904)	(137,904)	(131,888)
Interest credited to contractholder funds(3)	(40,671)	(38,780)	(121,386)	(113,507)
Gross margin	41,155	42,814	124,187	120,984

Amortization of DAC and DSI (4)	(12,513)	(13,025)	(40,021)	(26,918)
Operating costs and expenses	(10,526)	(10,014)	(34,887)	(32,284)
Income tax expense	(5,975)	(6,580)	(16,897)	(22,717)
Realized capital gains and losses, after-tax	(3,002)	2,795	(15,035)	(2,490)
DAC and DSI amortization expense on realized capital gains and losses, after-tax (4)	1,639	(2,243)	9,936	(1,704)
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(431)	(184)	(1,043)	(484)
(Loss) gain on disposition of operations, after-tax	(140)	—	(5,176)	1
Net income	$10,207	$13,563	$21,064	$34,388

(1)             Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with deferred policy acquisition costs (“DAC”). Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to realized capital gains and losses totaled $5 thousand in each of the periods presented in the table above except for the three months ended September 30, 2006 for which there was no amortization of deferred loads related to realized capital gains and losses.

(2)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)             For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $943 thousand and $743 thousand in the three months ended September 30, 2006 and 2005, respectively, and $3,276 thousand and $1,680 thousand in the first nine months of 2006 and 2005, respectively.

(4)             Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business. Amortization of DAC and DSI relating to realized capital gains and losses was $2,578 thousand and $(3,596) thousand in the third quarter of 2006 and 2005, respectively, and was $15,926 thousand and $(2,728) thousand in the first nine months of 2006 and 2005, respectively.

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

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$19,211	$16,580	$—	$—	$19,211	$16,580
Contract charges (1)	—	—	7,914	8,417	5,826	8,359	13,740	16,776
Net investment income	92,536	89,853	—	—	—	—	92,536	89,853
Periodic settlements and accruals on non-hedge derivative instruments (2)	687	289	—	—	—	—	687	289
Contract benefits	(26,169)	(25,466)	(18,179)	(16,438)	—	—	(44,348)	(41,904)
Interest credited to contractholder funds(3)	(40,671)	(38,780)	—	—	—	—	(40,671)	(38,780)
	$26,383	$25,896	$8,946	$8,559	$5,826	$8,359	$41,155	$42,814

	Nine Months Ended September 30,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Premiums	$—	$—	$53,963	$52,747	$—	$—	$53,963	$52,747
Contract charges (1)	—	—	24,363	24,447	24,224	23,564	48,587	48,011
Net investment income	279,256	264,848	—	—	—	—	279,256	264,848
Periodic settlements and accruals on non-hedge derivative instruments (2)	1,671	773	—	—	—	—	1,671	773
Contract benefits	(77,527)	(75,627)	(60,377)	(56,261)	—	—	(137,904)	(131,888)
Interest credited to contractholder funds(3)	(121,386)	(113,507)	—	—	—	—	(121,386)	(113,507)
	$82,014	$76,487	$17,949	$20,933	$24,224	$23,564	$124,187	$120,984

(1)             Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with deferred policy acquisition costs (“DAC”). Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to realized capital gains and losses totaled $5 thousand in each of the periods presented in the table above except for the three months ended September 30, 2006 for which there was no amortization of deferred loads related to realized capital gains and losses.

(2)             Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)             For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $943 thousand and $743 thousand in the three months ended September 30, 2006 and 2005, respectively, and $3,276 thousand and $1,680 thousand in the first nine months of 2006 and 2005, respectively.

Gross margin declined 3.9% in the third quarter of 2006 and increased 2.6% in the first nine months of 2006 compared to the same periods of 2005. In the third quarter of 2006, higher investment and benefit margin were more than offset by lower contract charges and fees resulting from a significant reduction in variable annuity contract charges in the current period due to the disposal of our variable annuity business. The increase in gross margin in the first nine months of 2006, compared to the same period in the prior year, was due to increased investment margin and, to a significantly lesser extent, higher contract charges and fees, partially offset by lower benefit margin.

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

Investment margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Annuities	$24,252	$23,562	$75,245	$69,571
Life insurance	2,131	2,334	6,769	6,916
Total investment margin	$26,383	$25,896	$82,014	$76,487

Investment margin increased 1.9% in the third quarter of 2006 and 7.2% in the first nine months of 2006 compared to the same periods of 2005. The increase in both periods was primarily due to growth in contractholder funds. Additionally, for the first nine months of 2006, the increase was further driven by a higher weighted average investment yield on assets supporting deferred fixed annuities.

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	5.6%	5.6%	4.6%	4.5%	1.0%	1.1%
Deferred fixed annuities	5.6	5.4	3.4	3.2	2.2	2.2
Immediate fixed annuities with and without life contingencies	7.4	7.4	6.6	6.7	0.8	0.7
Investments supporting capital, traditional life and other products	6.1	6.4	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2006	2005	2006	2005	2006	2005
Interest-sensitive life	5.6%	5.7%	4.5%	4.5%	1.1%	1.2%
Deferred fixed annuities	5.6	5.4	3.2	3.1	2.4	2.3
Immediate fixed annuities with and without life contingencies	7.5	7.5	6.7	6.7	0.8	0.8
Investments supporting capital, traditional life and other products	6.2	6.3	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Nine Months Ended September 30,
(in thousands)	2006	2005
Immediate fixed annuities with life contingencies	$1,544,636	$1,488,670
Other life contingent contracts and other	360,978	370,570
Reserve for life-contingent contract benefits	$1,905,614	$1,859,240

Interest-sensitive life	$464,148	$412,136
Deferred fixed annuities	3,724,117	3,289,970
Immediate fixed annuities without life contingencies and other	554,087	526,265
Contractholder funds	$4,742,352	$4,228,371

Benefit margin is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and, prior to the disposal of our variable annuity business through reinsurance, variable annuity contract charges for contract guarantees less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin. We use benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

Benefit margin by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Life insurance	$7,767	$9,958	$18,920	$25,482
Annuities	1,179	(1,399)	(971)	(4,549)
Total benefit margin	$8,946	$8,559	$17,949	$20,933

Benefit margin increased 4.5% in the third quarter of 2006 and declined 14.3% in the first nine months of 2006 compared to the same periods of 2005. Benefit margin for the third quarter and first nine months of 2005 included $815 thousand and $2.3 million, respectively, of amounts that were classified as contract charges and fees beginning in 2006. Excluding this item, benefit margin increased 15.5% in the third quarter and decreased 3.9% in the first nine months of 2006. The increase in the third quarter of 2006 was primarily the result of improved mortality experience on life-contingent immediate annuities. In the first nine months of 2006, the improved annuity mortality experience was more than offset by lower premiums and unfavorable mortality experience on traditional life products.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, declined 3.9% in the third quarter of 2006 and increased 48.7% in the first nine months of 2006 compared to the same periods of 2005. The decline in the third quarter of 2006 was primarily the result of the absence of amortization on the variable annuity contracts that were disposed of through a reinsurance arrangement effective June 1, 2006. The impact of the disposal of our variable annuity business in the first nine months of 2006 was more than offset by the recognition of amortization acceleration (commonly referred to as DAC and DSI “unlocking”) totaling $544 thousand in the current period compared to the prior period recognition of amortization deceleration of $7.3 million. Additionally, higher gross margin on investment contracts in the first nine months of 2006 also contributed to the increase in amortization for that period. DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by a favorable $3.9 million and $11.6 million in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.

DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, in the first nine months of 2006 as a result of the disposition of our variable annuity business.

Operating costs and expenses increased 5.1% and 8.1% in the third quarter and first nine months of 2006 compared to the same periods of 2005. For the third quarter and first nine months of 2006, higher guaranty fund assessments, restructuring charges and employee benefit expenses were partially offset by the absence of variable annuity related expenses due to the disposition of the business through reinsurance effective June 1, 2006 and lower technology related expenses.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio. The composition of the investment portfolio at September 30, 2006 is presented in the table below.

(in thousands)	Carrying value	Percent of total

Fixed income securities (1)	$6,017,069	87.5%
Mortgage loans	672,960	9.8
Short-term	144,438	2.1
Policy loans	37,747	0.5
Other	3,525	0.1
Total	$6,875,739	100.0%

(1)             Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.65 billion.

Total investments increased to $6.88 billion at September 30, 2006 from $6.73 billion at December 31, 2005 primarily due to positive cash flows from financing and operating activities, including increased funds associated with securities lending, partially offset by decreased net unrealized capital gains on fixed income securities and payments totaling approximately $394.9 million related to the sale of our variable annuity business.

Total investments at amortized cost related to collateral received in connection with securities lending activities increased to $341.4 million at September 30, 2006 from $149.5 million at December 31, 2005.

At September 30, 2006, 96.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from S&P, Fitch or Dominion; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at September 30, 2006 were $369.8 million, a decrease of $84.1 million or 18.5% since December 31, 2005. The net unrealized gain was comprised of $424.9 million of unrealized gains and $55.1 million of unrealized losses at September 30, 2006. This is compared to net unrealized gains totaling $453.9 million at December 31, 2005, comprised of $497.4 million of unrealized gains and $43.5 million of unrealized losses.

Of the gross unrealized losses at September 30, 2006, $51.1 million or 92.7% were related to investment grade securities and are believed to be primarily a result of a rising interest rate environment. The remaining $4.0 million of losses were in the corporate fixed income portfolio and were primarily comprised of securities in the consumer goods, energy and capital goods sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. As a result of approved programs involving the disposition of investments such as changes in duration and revisions to strategic asset allocations, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at September 30, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than- temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

	September 30, 2006			December 31, 2005
(in thousands)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$3,653	$6,055	0.1%	$14,373	$17,762	0.3%
Restructured	—	—	—	163	163	—
Potential problem	1,405	1,500	—	5,609	5,640	0.1
Total net carrying value	$5,058	$7,555	0.1%	$20,145	$23,565	0.4%
Cumulative write-downs recognized	$4,024			$5,455

We have experienced a decrease in the amortized cost of fixed income securities categorized as problem and potential problem as of September 30, 2006 compared to December 31, 2005. The decreases were primarily due to dispositions and removal of security upon improving conditions.

We also evaluated each of these securities through our portfolio monitoring process at September 30, 2006 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Investment write-downs	$—	$1	$(258)	$(1,468)
Dispositions	(1,716)	1,341	(24,083)	(1,703)
Valuation of derivative instruments	(3,964)	457	(3,325)	(3,021)
Settlement of derivative instruments	939	2,732	3,573	2,214
Realized capital gains and losses, pretax	(4,741)	4,531	(24,093)	(3,978)
Income tax benefit (expense)	1,739	(1,736)	9,058	1,488
Realized capital gains and losses, after-tax	$(3,002)	$2,795	$(15,035)	$(2,490)

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

Valuation and settlement of derivative instruments primarily include gains and losses related to interest rate caps used to reduce the interest rate risk resulting from mismatches between existing assets and liabilities and financial futures used to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

(in thousands)	September 30, 2006	December 31, 2005

Common stock, additional capital paid-in and retained income	$561,680	$538,465
Accumulated other comprehensive income	89,390	128,968
Total shareholder’s equity	$651,070	$667,433

Shareholder’s equity declined in the first nine months of 2006 due primarily to lower unrealized net capital gains on fixed income securities, partially offset by net income.

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

Liquidity Sources and Uses As reflected in our Condensed Statements of Cash Flows, lower operating cash flows in the first nine months of 2006, compared to the first nine months of 2005, were primarily related to higher income tax payments in the current period, partially offset by higher investment income.

Cash flows used in investing activities decreased in the first nine months of 2006 due to decreased net cash provided by operating and financing activities. Cash flows used in investing activities also include the settlement of the disposal of our variable annuity business.

Cash flows provided by financing activities declined in the first nine months of 2006 as a result of lower contractholder fund deposits. For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have an inter-company loan agreement with The Allstate Corporation (the “Corporation”). The amount of inter-company loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at September 30, 2006 or December 31, 2005. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Allstate Life Insurance Company of New York
(Registrant)

November 7, 2006	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller (chief accounting officer and duly authorized officer of Registrant)

Exhibit No.	Description
15	Acknowledgement of awareness from Deloitte & Touche LLP dated November 6, 2006, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1