Form 10-K
period 2006-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2007-03-13
CIK 839759

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK IF REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT. YES |_| NO |X|

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES ACT.
YES |_|  NO |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR OTHER INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE.

LARGE ACCELERATED FILER   ACCELERATED FILER   NON-ACCELERATED FILER
          |_|                     |_|                    |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES |_| NO |X|

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 13, 2007, THE REGISTRANT HAD 100,000 COMMON SHARES, $25 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.    Business                                                            1
Item 1A.   Risk Factors                                                        2
Item 2.    Properties                                                          6
Item 3.    Legal Proceedings                                                   6
Item 4.    Submission of Matters to a Vote of Security Holders *             N/A
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                   7
Item 6.    Selected Financial Data *                                         N/A
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                            8
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk         32
Item 8.    Financial Statements and Supplementary Data                        33
Item 9.    Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                               69
Item 9A.   Controls and Procedures                                            69
Item 9B.   Other Information                                                  69
PART III
Item 10.   Directors, Executive Officers and Corporate Governance *          N/A
Item 11.   Executive Compensation *                                          N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters*                                  N/A
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence *                                                    N/A
Item 14.   Principal Accounting Fees and Services                             70
PART IV
Item 15.   Exhibits, Financial Statement Schedules                            71
           Signatures                                                         74
           Supplemental Information to be Furnished With Reports Filed
           Pursuant to Section 15(d) of the Securities Exchange Act of
           1934 by Registrants Which Have Not Registered Securities
           Pursuant to Section 12 of the Securities Exchange Act of 1934      75
           Financial Statement Schedules                                     S-1

*    Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Allstate Life Insurance Company of New York ("Allstate Life of New York", "ALNY", the "Company", "we", "us" or "our") was incorporated in 1967 as a stock life insurance company under the laws of the State of New York. In 1984, ALNY was purchased by Allstate Life Insurance Company ("ALIC"). Allstate Life of New York is a wholly owned subsidiary of ALIC, a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company ("AIC") is owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate (R)" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of 14,800 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2005 statutory premiums earned. In addition, according to A.M. Best, it is the nation's 13th largest issuer of life insurance business on the basis of 2005 ordinary life insurance in force and 16th largest on the basis of 2005 statutory admitted assets.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedure Manual ("Manual"). All domestic U.S. insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to publish financial statements on the basis of accounting principles generally accepted in the U.S. ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

     The Company provides life insurance, retirement and investment products to individuals. Our principal products are deferred and immediate fixed annuities, and interest-sensitive, traditional and variable life insurance and supplemental accident and health insurance. We also distribute variable annuities through our bank distribution partners; however this product is fully reinsured.

     We sell products through multiple intermediary distribution channels, including Allstate exclusive agencies, independent agents (including workplace enrolling agents), banks, broker-dealers and specialized structured settlement brokers.

     We compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, the recognition of our brand, our financial strength and ratings, our product features and prices, and the level of customer service that we provide.

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2006, there were approximately 690 groups of life insurance companies in the United States, most of which offered one or more similar products. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

     Allstate Life of New York is subject to extensive regulation, primarily but not exclusively, from the New York State Insurance Department. The method, extent and substance of such regulation generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to the New York State Insurance Department. In general, such regulation is intended for the protection of those who purchase or use our insurance products. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent and adjuster licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. For a discussion of statutory financial information, see Note 13 of the Financial Statements. For a discussion of regulatory contingencies, see Note 11 of the Financial Statements. Notes 11 and 13 are incorporated in this Part I, Item 1 by reference.

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

OTHER INFORMATION

     "Allstate" is one of the most recognized brand names in the U.S. According to independent market research conducted in 2004, "You're in Good Hands with Allstate" was recognized by 87% of consumers, making it the most recognized company tagline in the U.S.

ITEM 1A. RISK FACTORS

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

     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services. These risks constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and historical trends. These cautionary statements are not exclusive and are in addition to other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission ("SEC") or in materials incorporated therein by reference. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

     Our profitability depends on the adequacy of investment margins, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

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

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS

     Our ability to manage our investment margin for spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at low levels, proceeds from investments that have matured, prepaid or been sold may be reinvested at lower yields, reducing investment margin. Lowering interest crediting rates in such an environment can offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads. Unanticipated surrenders could result in deferred policy acquisition cost ("DAC") unlocking or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE LIFE, FIXED ANNUITIES AND OTHER INVESTMENT CONTRACTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC

     DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits ("AGP") and estimated future gross profits ("EGP") over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our net income and financial condition.

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

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY

     We are subject to market risk, the risk that we will incur losses due to adverse changes in interest rates and equity prices. Our primary market risk exposures are to changes in interest rates and, to a lesser degree, equity prices. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a weakening in the economy in general. For additional information on market risk, see the "Market Risk" section of Management's Discussion and Analysis.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also cause the purchase of longer-term assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in policy loans, surrenders and withdrawals that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies.

CONCENTRATION OF OUR INVESTMENT PORTFOLIO IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS

     The concentration of our investment portfolio in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolio and consequently on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolio to the extent that the portfolio is concentrated rather than diversified.

WE MAY SUFFER LOSSES FROM LITIGATION

     As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices and coverage provided by our insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period. For a description of our current legal proceedings, see Note 11 of the financial statements.

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

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As insurance companies, broker-dealers, investment advisers and/or investment companies, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, the National Association of Securities Dealers, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another regulator's or enforcement authority's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

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

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and may result in loss of life, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a terrorist act occurs, we could be adversely affected, depending on the nature of the event.

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

     Our financial statements are subject to the application of generally accepted accounting principles, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards from time to time issued by recognized authoritative bodies, including the FASB. It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our results and financial condition. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the financial statements.

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

     From January 1, 2005 through March 10, 2007, we paid no dividends on our common stock to ALIC.

     For additional information on dividends, including restrictions on the payment of dividends, see the discussion under the heading "Dividends" in Note 13 of our financial statements, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

     The most important factors that we monitor to evaluate the financial condition and performance of our company include:

     - For operations: premiums, deposits, gross margin including investment and benefit margins, amortization of deferred policy acquisition costs, expenses, operating income, and invested assets;

     - For investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;

     - For financial condition: our financial strength ratings and statutory capital levels and ratios; and

     - For product distribution: profitably growing distribution partner relationships and Allstate exclusive agencies sales of all products and services.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     We have identified four accounting policies that require us to make estimates that are significant to the financial statements. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our financial statements. A brief summary of each of these critical accounting policies follows. For a more detailed discussion of the effect of these policies on our financial statements, and the judgments and estimates relating to these policies, see the referenced sections of the MD&A. For a complete summary of our significant accounting policies see Note 2 of the financial statements.

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

     For investments classified as available for sale, the difference between fair value and amortized cost, net of deferred income taxes, is reported as a component of accumulated other comprehensive income on the Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other-than-temporary. The assessment of other-than-temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors. For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions; and any dispositions planned by the portfolio managers. In these instances, we recognize impairment on securities being considered for these approved planned actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other-than-temporary, including 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value;
2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other-than-temporary, including 1) general economic conditions that are worse than previously assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is carried at fair value and as a result, any related unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 6 of the financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of this document.

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

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value, or foreign currency cash flow hedges. When designating a derivative as an accounting hedge, we formally document the hedging relationship, risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the assumptions used to assess how effective the hedging instrument is in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged transaction's variability in cash flows attributable to the hedged risk. We do not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, we confirm that the hedging instrument continues to be highly effective in offsetting the hedged risk. For further discussion of these estimates and assumptions, see Note 7 of the financial statements and the Investments, Market Risk and Forward-looking Statements and Risk Factors sections of this document.

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

     DAC related to interest-sensitive life, annuities and other investment contracts is amortized in proportion to the incidence of the total present value of gross profits which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. Actual amortization periods range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of the DAC being amortized over the surrender charge period. AGP and EGP consist of the following components: benefit margin primarily from mortality, investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     We periodically review and make revisions to EGPs resulting in changes in the cumulative amounts expensed as a component of amortization of DAC in the period in which the revision is made. This is commonly known as "DAC unlocking".

     For quantification of the impact of these estimates and assumptions, see the Forward-looking Statements and Risk Factors sections of this document and
Note 2 of the financial statements.

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

     For further discussion of these policies see Note 8 of the financial statements and the Forward-looking Statements and Risk Factors section of this document.

OPERATIONS

On June 1, 2006, we completed the disposition of our variable annuity business through reinsurance. The following table presents the differences between the 2006 and 2005 results of operations attributable to the variable annuity business.

(IN THOUSANDS)                                    2006       2005      CHANGE
                                                --------   --------   --------
FAVORABLE/(UNFAVORABLE)
Contract charges                                $  8,127   $ 16,728   $ (8,601)
Net investment income                              8,789     23,781    (14,992)
Periodic settlements and accruals on non-
   hedge derivative instruments (1)                   33        --          33
Contract benefits                                 (2,281)   (10,401)     8,120
Interest credited to contractholder funds (2)     (6,915)   (18,322)    11,407
                                                --------   --------   --------
   Gross margin (5)                                7,753     11,786     (4,033)
Realized capital gains and losses                 (4,112)      (231)    (3,881)
Amortization of DAC and DSI(3) (4)                 7,784     (7,168)    14,952
Operating costs and expenses                      (4,233)    (7,789)     3,556
Loss on disposition of operations                (10,694)        --    (10,694)
                                                --------   --------   --------
   Income from operations before income
      tax expense                               $ (3,502)  $ (3,402)  $   (100)
                                                ========   ========   ========
Investment margin                               $  1,907   $  5,459   $ (3,552)
Benefit margin                                    (1,281)    (9,028)     7,747
Contract charges and fees                          7,127     15,355     (8,228)
                                                --------   --------   --------
Gross margin (5)                                $  7,753   $ 11,786   $ (4,033)
                                                ========   ========   ========

----------
(1) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive Income.

(2) For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI for variable annuities totaled $507 thousand and $(422) thousand in 2006 and 2005, respectively.

(3) Amortization deceleration of $4.3 million was recognized in 2005 for variable annuities.

(4) DAC and DSI amortization includes $12.6 million and $(1.2) million of amortization related to realized capital gains and losses in 2006 and 2005, respectively.

(5) Gross margin and its components are measures that are not based on generally accepted accounting principals ("non-GAAP"). Gross margin, investment margin and benefit margin are defined on pages 14, 16 and 17, respectively.

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). ALIC, along with ALNY and its other wholly owned subsidiaries, provide life insurance, retirement and investment products to individual and institutional customers. Our mission is to assist financial services professionals in New York in meeting their clients' financial protection, retirement and investment needs by providing consumer-focused products delivered with reliable and efficient service.

     Our primary objectives are to improve return on equity and position the Company for profitable growth. In the near term, this will require us to balance sales goals with new business return targets. Our actions to accomplish these objectives include improving returns on new business by increasing sales through Allstate Agencies, increasing sales of life insurance products, and maintaining cost discipline through scale and efficiencies. The execution of our business strategies has and may continue to involve simplifying our business model and focusing on those products and distribution relationships where we can secure strong leadership positions while generating acceptable returns and bringing to market a selection of innovative, consumer-focused products.

     We plan to continue offering a suite of products that protect consumers financially and help them better prepare for retirement. Our products include deferred and immediate fixed annuities; interest-sensitive, traditional and variable life insurance; and supplemental accident and health insurance. Our products are sold through several distribution channels including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms such as banks, broker/dealers and specialized structured settlement brokers.

PREMIUMS represent revenues generated from traditional life, immediate annuities with life contingencies, and supplemental accident and health insurance products that have significant mortality or morbidity risk.

CONTRACT CHARGES are revenues generated from interest-sensitive life, and variable and fixed annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential Financial Inc. ("Prudential") on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Statements of Operations (see Note 3 of the financial statements).

     The following table summarizes premiums and contract charges by product.

(IN THOUSANDS)                                  2006       2005       2004
                                              --------   --------   --------
PREMIUMS
Traditional life                              $ 24,298   $ 26,067   $ 23,786
Immediate annuities with life contingencies     54,877     38,322     49,877
Accident and health, and other                   5,138      4,149      2,887
                                              --------   --------   --------
TOTAL PREMIUMS                                  84,313     68,538     76,550

CONTRACT CHARGES
Interest-sensitive life                         46,448     42,315     40,400
Fixed annuities                                  8,851      7,237      6,212
Variable annuities                               8,127     16,728     13,222
                                              --------   --------   --------
TOTAL CONTRACT CHARGES                          63,426     66,280     59,834
                                              --------   --------   --------
TOTAL PREMIUMS AND CONTRACT CHARGES           $147,739   $134,818   $136,384
                                              ========   ========   ========

     Total premiums increased 23.0% in 2006 compared to 2005 due primarily to increased premiums on immediate annuities with life contingencies, due to certain pricing refinements and a more favorable pricing environment in 2006.

     Total premiums decreased 10.5% in 2005 compared to 2004 as lower premiums on immediate annuities with life contingencies more than offset higher traditional life and supplemental accident and health premiums sold through the workplace. Premiums on immediate annuities with life contingencies declined primarily as a result of pricing actions taken to improve our returns on new business and reflect our current expectations of mortality. Higher traditional life and supplemental accident and health premiums were primarily the result of growth.

     Contract charges decreased 4.3% in 2006 compared to 2005. Excluding contract charges on variable annuities, all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 11.6% in 2006 compared to 2005. The increase was due to higher contract charges on interest-sensitive life products resulting from growth of business in force, and increased contract charges on fixed annuities due to increased surrender charges.

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

CONTRACTHOLDER FUNDS represent interest-bearing liabilities arising from the sale of fixed annuities, interest-sensitive life products and variable annuity and life deposits allocated to fixed accounts. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

     The following table shows the changes in contractholder funds.

(IN THOUSANDS)                                             2006       2005 (1)     2004 (1)
                                                        ----------   ----------   ----------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                 $4,349,395   $3,802,846   $2,658,325
Impact of adoption of SOP 03-1 (2)                              --           --        2,031

DEPOSITS
Fixed annuities                                            694,085      726,332    1,182,719
Interest-sensitive life                                     95,221      100,355       99,182
Variable annuity and life deposits allocated to fixed
   accounts                                                 15,519       57,127      103,463
                                                        ----------   ----------   ----------
Total deposits                                             804,825      883,814    1,385,364

INTEREST CREDITED                                          178,493      173,984      129,243

BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Benefits                                                  (137,090)    (168,813)    (133,792)
Surrenders and partial withdrawals                        (361,670)    (270,161)    (158,938)
Contract charges                                           (44,954)     (41,856)     (41,573)
Net transfers to separate accounts                         (18,127)     (39,765)     (39,906)
Other adjustments                                          (62,444)       9,346        2,092
                                                        ----------   ----------   ----------
Total benefits, withdrawals and other adjustments         (624,285)    (511,249)    (372,117)
                                                        ----------   ----------   ----------
CONTRACTHOLDER FUNDS, ENDING BALANCE                    $4,708,428   $4,349,395   $3,802,846
                                                        ==========   ==========   ==========

----------
(1) To conform to the current period presentation, certain prior period balances have been reclassified.

(2) The increase in contractholder funds due to the adoption of Statement of Position No. 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1") reflects the reclassification of DSI from contractholder funds to other assets and the establishment of reserves for certain liabilities that are primarily related to income benefit guarantees provided under variable annuities.

     Contractholder funds increased 8.3% and 14.4% in 2006 and 2005, respectively. Average contractholder funds increased 11.1% in 2006 compared to 2005 and 26.2% in 2005 compared to 2004. The reduction in the rate at which contractholder funds grew was due primarily to lower contractholder deposits and increased contractholder surrenders and withdrawals.

     Contractholder deposits decreased 8.9% in 2006 compared to 2005 due primarily to lower variable annuity and life deposits allocated to fixed accounts due to the disposition of our variable annuity business through reinsurance effective June 1, 2006. Also contributing to the decline were lower deposits on fixed annuities due to lower deposits on traditional deferred annuities and market value adjusted annuities, partially offset by a $42.2 million increase in deposits on Allstate(R) Treasury-Linked Annuity contracts. Lower deposits on traditional deferred annuities and market value adjusted annuities were primarily attributable to our actions to improve new business returns and reduced consumer demand. Consumer demand for fixed annuities is influenced by market interest rates on short-term deposit products and equity market conditions, which can increase the relative attractiveness of competing investment alternatives.

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

     Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products increased 33.9% in 2006 compared to 2005, while the withdrawal rate, based on the beginning of the period contractholder funds balance, increased to 10.1% for 2006 from 8.3% and 7.3%, for 2005 and 2004, respectively. The increase in the surrender rate in 2006 was influenced by multiple factors, including the relatively low interest rate environment during the last several years, which reduced reinvestment opportunities and increased the number of policies with little or no surrender charge protection. Also influencing the increase was our crediting rate strategies related to renewal business implemented to improve investment spreads on selected contracts. The increase in surrenders and partial withdrawals in 2006 is consistent with management's expectation that in the current interest rate environment and with a larger number of contractholders with relatively low or no surrender charges, more contractholders may choose to move their funds to competing investment alternatives. The aging of our in-force business may cause this trend to continue.

     Surrenders and partial withdrawals increased 70.0% in 2005 compared to 2004. The lack of surrender charges and market value adjustments combined with the interest rate environment, which included a relatively small difference between short-term and long-term interest rates, caused contractholders to choose competing short-term investment alternatives.

NET INVESTMENT INCOME increased 4.7% in 2006 compared to 2005 and 17.9% in 2005 compared to 2004. The increase in both periods was primarily due to higher average portfolio balances. In 2005, the increase due to higher average portfolio balances was partially offset by lower portfolio yields. Higher average balances in both periods resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities and interest-sensitive life polices.

NET INCOME analysis is presented in the following table.

(IN THOUSANDS)                                           2006        2005        2004
                                                      ---------   ---------   ---------
Premiums                                              $  84,313   $  68,538   $  76,550
Contract charges (1)                                     63,429      66,274      59,817
Net investment income                                   373,064     356,162     302,055
Periodic settlements and accruals on non-hedge
   derivative instruments (2)                             2,395       1,096         372
Contract benefits                                      (190,506)   (183,227)   (182,150)
Interest credited to contractholder funds (3)          (162,754)   (159,563)   (129,044)
                                                      ---------   ---------   ---------
Gross margin                                            169,941     149,280     127,600

Amortization of DAC and DSI (3) (4)                     (51,255)    (40,224)    (24,579)
Operating costs and expenses                            (46,578)    (43,497)    (42,115)
Income tax expense                                      (24,964)    (24,779)    (21,845)
Realized capital gains and losses, after-tax            (13,869)     (3,220)     (5,844)
DAC and DSI amortization expense on realized
   capital gains and losses, after-tax (4)                9,522      (2,360)     (1,342)
Reclassification of periodic settlements and
   accruals on non-hedge derivative instruments,
   after-tax                                             (1,504)       (680)       (234)
(Loss) gain on disposition of operations, after-tax      (6,951)          1         862
Cumulative effect of change in accounting
   principle, after-tax                                      --          --      (7,586)
                                                      ---------   ---------   ---------
NET INCOME                                            $  34,342   $  34,521   $  24,917
                                                      =========   =========   =========

----------
(1) Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with DAC. Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to realized capital gains and losses totaled $(3) thousand, $6 thousand and $17 thousand in 2006, 2005 and 2004, respectively.

(2) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive Income.

(3) For purposes of calculating gross margin, amortization of deferred sales inducements ("DSI") is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $4.4 million, $2.4 million and $760 thousand in 2006, 2005 and 2004, respectively.

(4) Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business. Amortization of DAC and DSI relating to realized capital gains and losses was $15.2 million, $(3.8) million and $(2.2) million in 2006, 2005 and 2004, respectively

GROSS MARGIN, a non-GAAP measure, is comprised of premiums and contract charges, and net investment income, less contract benefits and interest credited to contractholder funds excluding amortization of DSI. Gross margin also includes periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under "INVESTMENT MARGIN"). We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio. Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees. We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is reconciled to GAAP net income in the table above.

     The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

                                                      2006
                                -----------------------------------------------
                                                          CONTRACT
                                INVESTMENT    BENEFIT   CHARGES AND     GROSS
(IN THOUSANDS)                    MARGIN      MARGIN        FEES        MARGIN
                                ----------   --------   -----------   ---------
Premiums                         $      --   $ 84,313     $    --     $  84,313
Contract charges (1)                    --     32,163      31,266        63,429
Net investment income              373,064         --          --       373,064
Periodic settlements and
   accruals on non-hedge
   derivative instruments (2)        2,395         --          --         2,395
Contract benefits                 (103,904)   (86,602)         --      (190,506)
Interest credited to
   contractholder funds(3)        (162,754)        --          --      (162,754)
                                 ---------   --------     -------     ---------
                                 $ 108,801   $ 29,874     $31,266     $ 169,941
                                 =========   ========     =======     =========

                                                       2005
                                -----------------------------------------------
                                                          CONTRACT
                                INVESTMENT   BENEFIT    CHARGES AND     GROSS
(IN THOUSANDS)                    MARGIN      MARGIN        FEES        MARGIN
                                ----------   --------   -----------   ---------
Premiums                         $      --   $ 68,538     $    --     $  68,538
Contract charges (1)                    --     33,176      33,098        66,274
Net investment income              356,162         --          --       356,162
Periodic settlements and
   accruals on non-hedge
   derivative instruments (2)        1,096         --          --         1,096
Contract benefits                 (100,996)   (82,231)         --      (183,227)
Interest credited to
   contractholder funds(3)        (159,563)        --          --      (159,563)
                                 ---------   --------     -------     ---------
                                 $  96,699   $ 19,483     $33,098     $ 149,280
                                 =========   ========     =======     =========

                                                      2004
                                -----------------------------------------------
                                                          CONTRACT
                                INVESTMENT    BENEFIT   CHARGES AND      GROSS
(IN THOUSANDS)                    MARGIN      MARGIN        FEES        MARGIN
                                ----------   --------   -----------   ---------
Premiums                         $      --   $ 76,550     $     --    $  76,550
Contract charges (1)                    --     30,803       29,014       59,817
Net investment income              302,055         --           --      302,055
Periodic settlements and
   accruals on non-hedge
   derivative instruments (2)          372         --           --          372
Contract benefits                  (98,261)   (83,889)          --     (182,150)
Interest credited to
   contractholder funds(3)        (129,044)        --           --     (129,044)
                                 ---------   --------     --------    ---------
                                 $  75,122   $ 23,464     $ 29,014    $ 127,600
                                 =========   ========     ========    =========

----------
(1) Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with DAC. Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to realized capital gains and losses totaled $(3) thousand, $6 thousand and $17 thousand in 2006, 2005 and 2004, respectively.

(2) Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive Income.

(3) For purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to similarity in the substance of the two items. Amortization of DSI totaled $4.4 million, $2.4 million and $760 thousand in 2006, 2005 and 2004, respectively.

     Gross margin increased 13.8% in 2006 compared to 2005 due to increased investment and benefit margin, partially offset by lower contract charges and fees. The decline in contract charges and fees was driven by the absence of contract charges on variable annuities that were reinsured effective June 1, 2006 in conjunction with the disposition of substantially all of our variable annuity business. Excluding the impact of the reinsurance of our variable annuity business, gross margin increased 18.0% in 2006 compared to 2005. Gross margin increased 17.0% in 2005 compared to 2004 due to higher investment margin and contract charges and fees, partially offset by lower benefit margin. Gross margin for 2005 includes additional contract benefits of $15 million that were accrued in accordance with a regulatory matter (see the "Proceedings" subsection of Note 11 to the financial statements for discussion of the settlement of this matter).

     INVESTMENT MARGIN is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits. We utilize derivative instruments as economic hedges of investments or contractholder funds or to replicate fixed income securities. These instruments either do not qualify for hedge accounting or are not designated as hedges for accounting purposes. Such derivatives are accounted for at fair value, and reported in realized capital gains and losses. Periodic settlements and accruals on these derivative instruments are included as a component of gross margin, consistent with their intended use to enhance or maintain investment income and margin, and together with the economically hedged investments or product attributes (e.g., net investment income or interest credited to contractholders funds) or replicated investments, to appropriately reflect trends in product performance. Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin. We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers ("spread") during a fiscal period.

     Investment margin by product group is shown in the following table.

(IN THOUSANDS)              2006       2005      2004
                          --------   -------   -------
Annuities                 $ 98,936   $87,946   $64,110
Life insurance               9,865     8,753    11,012
                          --------   -------   -------
Total investment margin   $108,801   $96,699   $75,122
                          ========   =======   =======

     Investment margin increased 12.5% in 2006 compared to 2005 primarily due to improved yields on assets supporting deferred fixed annuities, growth in contractholder funds and crediting rate actions relating to renewal business. Investment margin increased 28.7% in 2005 compared to 2004 primarily due to growth in our fixed annuity business, partially offset by lower weighted average investment spreads on interest-sensitive life and immediate annuities and additional contract benefits accrued in accordance with a regulatory matter (see the "Proceedings" subsection of Note 11 to the financial statements for discussion of the settlement of this matter).

     The following table summarizes the annualized weighted average investment yields, interest crediting rates and investment spreads during 2006, 2005 and 2004.

                                                               WEIGHTED AVERAGE
                                          WEIGHTED AVERAGE         INTEREST         WEIGHTED AVERAGE
                                          INVESTMENT YIELD      CREDITING RATE     INVESTMENT SPREADS
                                         ------------------   ------------------   ------------------
                                         2006   2005   2004   2006   2005   2004   2006   2005   2004
                                         ----   ----   ----   ----   ----   ----   ----   ----   ----
Interest-sensitive life products          5.6%   5.7%   6.1%   4.5%   4.6%   4.8%   1.1%   1.1%   1.3%
Deferred fixed annuities                  5.6    5.4    5.6    3.2    3.3    3.5    2.4    2.1    2.1
Immediate fixed annuities with and
   without life contingencies             7.5    7.4    7.6    6.7    6.7    6.8    0.8    0.7    0.8
Investments supporting capital,
   traditional life and other products    6.2    6.2    6.0    N/A    N/A    N/A    N/A    N/A    N/A

     The following table summarizes the liabilities as of December 31 for these contracts and policies.

(IN THOUSANDS)                                         2006         2005         2004
                                                    ----------   ----------   ----------
Immediate fixed annuities with life contingencies   $1,567,821   $1,502,918   $1,442,055
Other life contingent contracts and other              358,671      366,957      340,396
                                                    ----------   ----------   ----------
   Reserve for life-contingent contracts            $1,926,492   $1,869,875   $1,782,451
                                                    ==========   ==========   ==========
Interest-sensitive life                             $  476,729   $  427,523   $  368,608
Deferred fixed annuities                             3,667,459    3,381,034    2,890,254
Immediate fixed annuities without life
   contingencies and other                             564,240      540,838      543,984
                                                    ----------   ----------   ----------
   Contractholder funds                             $4,708,428   $4,349,395   $3,802,846
                                                    ==========   ==========   ==========

     BENEFIT MARGIN is a component of gross margin, both of which are non-GAAP measures. Benefit margin represents life and life-contingent immediate annuity premiums, cost of insurance contract charges and, prior to the disposal of all of our variable annuity business through reinsurance, variable annuity contract charges for contract guarantees less contract benefits. Benefit margin excludes the implied interest on life-contingent immediate annuities, which is included in the calculation of investment margin. We use benefit margin to evaluate our underwriting performance, as it reflects the profitability of our products with respect to mortality or morbidity risk during a fiscal period.

     Benefit margin by product group is shown in the following table.

(IN THOUSANDS)           2006      2005      2004
                       -------   --------   -------
Life insurance         $27,536   $ 34,558   $29,291
Annuities                2,338    (15,075)   (5,827)
                       -------   --------   -------
Total benefit margin   $29,874   $ 19,483   $23,464
                       =======   ========   =======

     Benefit margin increased 53.3% in 2006 compared to 2005. Benefit margin for 2005 includes $3.1 million of amounts that were classified as contract charges and fees beginning in 2006. Excluding this reclassification, benefit margin increased 82.8% in 2006 compared to 2005 due primarily to additional variable annuity contract benefits accrued in 2005 in accordance with a regulatory matter (see the "Proceedings" subsection of Note 11 to the financial statements for discussion of the settlement of this matter).

     Benefit margin declined 17.0% in 2005 compared to 2004 due to an increasingly unfavorable benefit margin on annuities partially offset by a higher benefit margin on life insurance products. The unfavorable change in the benefit margin on annuities was primarily attributable to additional variable annuity contract benefits accrued in accordance with a regulatory matter, while the improvement in the benefit margin on life insurance primarily reflected growth of our in force business.

     AMORTIZATION OF DAC AND DSI, excluding amortization related to realized capital gains and losses, increased 27.4% in 2006 compared to 2005. Lower variable annuity amortization in 2006 due to the disposition of the business effective June 1, 2006 through reinsurance was more than offset by the recognition of amortization acceleration (commonly referred to as DAC and DSI "unlocking") totaling $544 thousand in 2006 compared to the recognition of amortization deceleration of $7.3 million in 2005, and higher amortization on investment contracts due to improved gross margin. DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by a favorable $11.9 million in 2006 compared to 2005. The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

     The DAC and DSI assets were reduced by $79.7 million and $6.2 million, respectively, in 2006 as a result of the disposition of our variable annuity business.

     Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 63.7% in 2005 compared to 2004 as a result of higher gross margin primarily from the growth in our annuity investment margin.

     The changes in the DAC asset are summarized in the following tables.

(IN THOUSANDS)

                                  IMPACT OF                                AMORTIZATION      EFFECT OF
                      BEGINNING   DISPOSAL                                 (ACCELERATION)   UNREALIZED    ENDING
                       BALANCE      OF        ACQUISITION   AMORTIZATION    DECELERATION     CAPITAL      BALANCE
                     DECEMBER 31, VARIABLE      COSTS       CHARGED TO      CHARGED TO      GAINS AND   DECEMBER 31,
                        2005      ANNUITIES    DEFERRED      INCOME (1)     INCOME (2)       LOSSES        2006
                     ---------   ---------   -----------   ------------   -------------    ----------   -----------
Traditional life      $ 32,989   $     --      $ 2,568       $ (2,247)       $    --          $  --      $ 33,310
Interest-sensitive
   life                 77,308         --        9,553         (7,706)         2,122           2,572       83,849
Variable annuities      68,154    (79,670)       4,813          7,277             --            (574)          --
Investment
   contracts           136,923         --       43,995        (28,229)        (1,976)          6,481      157,194
Accident, health
   and other             3,177         --        2,008           (913)            --             --         4,272
                      --------   --------      -------       --------        -------          ------     --------
Total                 $318,551   $(79,670)     $62,937       $(31,818)       $   146          $8,479     $278,625
                      ========   ========      =======       ========        =======          ======     ========

(IN THOUSANDS)

                                                                AMORTIZATION     EFFECT OF
                      BEGINNING                                (ACCELERATION)   UNREALIZED     ENDING
                       BALANCE    ACQUISITION   AMORTIZATION    DECELERATION      CAPITAL      BALANCE
                     DECEMBER 31,    COSTS       CHARGED TO      CHARGED TO      GAINS AND   DECEMBER 31,
                        2004        DEFERRED      INCOME (1)     INCOME (2)       LOSSES        2005
                     ----------   -----------   ------------   -------------    ----------   ------------
Traditional life      $ 33,480      $ 1,713       $ (2,204)        $   --         $    --    $ 32,989
Interest-sensitive
   life                 72,129        8,784         (8,435)         3,250           1,580      77,308
Variable annuities      47,725       12,095        (11,014)         4,268          15,080      68,154
Investment
   contracts            82,800       43,817        (26,879)             9          37,176     136,923
Accident, health
   and other             2,039        1,796           (658)            --              --       3,177
                      --------      -------       --------         ------         -------    --------
Total                 $238,173      $68,205       $(49,190)        $7,527         $53,836    $318,551
                      ========      =======       ========         ======         =======    ========

----------
(1) The amortization of DAC for interest-sensitive life, variable annuities and investment contracts is proportionate to the recognition of gross profits, which include realized capital gains and losses. Fluctuations in amortization for these products may result as actual realized capital gains and losses differ from the amounts utilized in the determination of estimated gross profits. Amortization related to realized capital gains and losses was $14.1 million, $(3.7) million and $(2.1) million in 2006, 2005 and 2004, respectively.

(2) Included as a component of amortization of DAC on the Statements of Operations and Comprehensive Income.

     OPERATING COSTS AND EXPENSES increased 7.1% in 2006 compared to 2005 and 3.3% in 2005 compared to 2004. The increase in 2006 was attributable to higher guaranty fund assessments, restructuring charges and employee benefit expenses, partially offset by the absence of variable annuity related expenses due to the disposition of the business through reinsurance effective June 1, 2006 and lower technology related expenses. The increase in 2005 was primarily attributable to higher technology, distribution, and administrative expenses, which were incurred to support growth in the Company's in-force business. These increases were partially offset by lower non-deferrable commissions, guaranty fund assessments, and expenses related to taxes, licenses, and fees.

REINSURANCE CEDED We enter into reinsurance agreements with ALIC and unaffiliated carriers to limit our risk of mortality and morbidity losses. As of December 31, 2006, for certain term life insurance policies, we cede up to 90% of the mortality risk depending on the length of the term. Comparatively, as of December 31, 2005, for certain term life insurance policies, we ceded 25-90% of the mortality risk depending on the length of the term and policy premium guarantees. Mortality risk on policies in excess of $250 thousand per life is ceded to ALIC. As of December 31, 2006 and 2005, 39.4% and 37.6%, respectively, of our face amount of life insurance in force is reinsured to non-affiliates and ALIC. We cede all of the risk associated with variable annuity contracts to Prudential (see Note 3 to the financial statements).

     The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves. Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                           S&P FINANCIAL    REINSURANCE RECOVERABLE ON
(IN THOUSANDS)                            STRENGTH RATING     PAID AND UNPAID CLAIMS
                                          ---------------     ----------------------
                                                                  2006       2005
                                                                  ----       ----
Prudential Insurance Company of America          AA-           $415,709    $    --
Transamerica Financial Life Insurance            AA               9,321      4,861
RGA Reinsurance Company                          AA-              4,262      2,511
Allstate Life Insurance Company                  AA               2,437        935
Triton Insurance Company                         NR               1,614      1,407
Generali USA                                      A                 722        511
Swiss Re Life and Health America, Inc.           AA-                713        478
Security Life of Denver                          AA                 638        516
American United Life                             AA-                634        534
Canada Life                                      AA                 549        331
Scottish Re Group                                BB                 531        409
Cologne Re                                       AAA                130         32
Minnesota Mutual                                 AA-                 87         94
Metropolitan Life                                AA                  75        110
                                                               --------    -------
Total                                                          $437,422    $12,729
                                                               ========    =======

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three years ended December 31, 2006.

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

OVERVIEW AND STRATEGY The investment strategy focuses on the need for risk-adjusted spread on the underlying liabilities while maximizing return on capital. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment margin necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest-sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions.

     As a result of tactical decisions in each of the portfolios, we may sell fixed income securities during the period in which fair value has declined below amortized cost. Portfolio monitoring, which includes identifying securities that are other-than-temporarily impaired and recognizing impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2006 is presented in the table below. Also see Notes 2 and 6 to the financial statements for investment accounting policies and additional information.

                                             PERCENT
(IN THOUSANDS)                INVESTMENTS   OF TOTAL
                              -----------   --------
Fixed income securities (1)    $5,887,139     86.8%
Mortgage loans                    708,449     10.4
Short-term                        142,334      2.1
Policy loans                       38,168      0.6
Other                               3,784      0.1
                               ----------    -----
Total                          $6,779,874    100.0%
                               ==========    =====

----------
(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.54 billion at December 31, 2006.

     Total investments increased to $6.78 billion at December 31, 2006 from $6.73 billion at December 31, 2005, primarily due to positive cash flows from financing and operating activities, partially offset by payments totaling approximately $389.6 million related to the disposition through reinsurance of our variable annuity business, and lower unrealized net capital gains on fixed income securities.

     Total investments at amortized cost related to collateral received in connection with securities lending business activities increased to $199.5 million at December 31, 2006 from $149.5 million at December 31, 2005.

     We use different methodologies to estimate the fair value of publicly and non-publicly traded marketable investment securities and exchange traded and non-exchange traded derivative contracts. For a discussion of these methods, see the Application of Critical Accounting Estimates section of MD&A.

     The following table shows total investments, categorized by the method used to determine fair value at December 31, 2006.

                                                                             DERIVATIVE
                                                         INVESTMENTS        CONTRACTS (1)
                                                    ---------------------   -------------
                                                       FAIR      PERCENT        FAIR
(IN THOUSANDS)                                         VALUE     OF TOTAL      VALUE
                                                    ----------   --------   -------------
Fair value based on independent market quotations   $4,835,750      71.3%       $ 50
Fair value based on models and other valuation
   methods                                           1,181,020      17.4         518
Mortgage loans, policy loans and other
   investments, valued at cost and amortized cost      763,104      11.3          --
                                                    ----------     -----        ----
     Total                                          $6,779,874     100.0%       $568
                                                    ==========     =====        ====

----------
(1) Derivative fair value includes derivatives classified as assets and liabilities on the Statements of Financial Position and excludes derivatives related to the Company's products (see Note 7 of the financial statements).

FIXED INCOME SECURITIES

     See Note 6 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2006 and 2005.

     U.S. government and agencies of the U.S. government securities were all rated investment grade at December 31, 2006.

     Municipal bonds, including tax-exempt and taxable securities, totaled $323.0 million, all of which were rated investment grade at December 31, 2006. Approximately 59.5% of the municipal bond portfolio was insured by five bond insurers and accordingly have a Moody's equivalent rating of Aaa or Aa. The municipal bond portfolio at December 31, 2006 consisted of approximately 43 issues from approximately 40 issuers. The largest exposure to a single issuer was approximately 11.4% of the municipal bond portfolio.

     Corporate bonds totaled $3.30 billion and 94.3% were rated investment grade at December 31, 2006. As of December 31, 2006, the portfolio contained $1.50 billion of privately placed corporate obligations or 45.4%, compared with $1.51 billion or 43.9% at December 31, 2005. Approximately $1.48 billion or 98.6% of the privately placed corporate obligations consisted of fixed rate privately placed securities. The primary benefits of fixed rate privately placed securities when compared to publicly issued securities may include generally higher yields, improved cash flow predictability through pro-rata sinking funds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk or fluctuations in interest rates. A disadvantage of fixed rate privately placed securities when compared to publicly issued securities is relatively reduced liquidity. At December 31, 2006 94.9% of privately placed securities were rated investment grade.

     Foreign government securities totaled $304.9 million and all were rated investment grade at December 31, 2006.

     Mortgage-backed securities ("MBS") totaled $433.2 million, all of which were rated investment grade at December 31, 2006. The credit risk associated with MBS is mitigated due to fact that 81.4% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

     Commercial Mortgage Backed Securities ("CMBS") totaled $673.2 million at December 31, 2006, all of which were rated investment grade. CMBS investments primarily represent pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments. Approximately 68.8% of the CMBS portfolio had a Moody's rating of Aaa or an Standard & Poor's or Fitch rating of AAA, the highest rating category, at December 31, 2006.

     Asset-backed securities ("ABS") totaled $109.0 million at December 31, 2006, all of which were rated investment grade. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. Approximately 82.5% of the ABS portfolio had a Moody's rating of Aaa or an Standard & Poor's or Fitch rating of AAA, the highest rating category. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yield are affected by the rate of prepayment of the underlying assets. As of December 31, 2006, 93.2% of the portfolio was less sensitive to interest rate risk due to the payment terms or underlying collateral of the securities. The ABS portfolio includes bonds that are secured by a variety of asset types, predominately home equity loans, credit card receivables and auto loans as well as collateralized debt obligations that are predominately secured by corporate bonds and loans.

     We may utilize derivative financial instruments to help mange the exposure to interest rate risk from the fixed income securities portfolio. For a more detailed discussion of interest rate risk and our use of derivative financial instruments, see the Market Risk section of MD&A and Note 7 to the financial statements.

     At December 31, 2006, 96.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's, Fitch or Dominion; or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2006.

(IN THOUSANDS)

     NAIC                                FAIR       PERCENT
    RATING       MOODY'S EQUIVALENT      VALUE     OF TOTAL
--------------   ------------------   ----------   --------
      1          Aaa/Aa/A             $4,266,674      72.5%
      2          Baa                   1,433,572      24.4
      3          Ba                      149,943       2.5
      4          B                        29,478       0.5
      5          Caa or lower                639        --
      6          In or near default        6,833       0.1
                                      ----------     -----
                 Total                $5,887,139     100.0%
                                      ==========     =====

UNREALIZED GAINS AND LOSSES See Note 6 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining whether the securities are not other-than-temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2006 totaled $344.9 million, a decrease of $109.0 million since December 31, 2005. Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

                                                               GROSS UNREALIZED
                                                 AMORTIZED   -------------------      FAIR
(IN THOUSANDS)                                     COST        GAINS     LOSSES       VALUE
                                                ----------   --------   --------   ----------
AT DECEMBER 31, 2006
Corporate:
   Utilities                                    $  654,671   $ 43,259   $ (6,271)  $  691,659
   Banking                                         476,011     17,016     (5,204)     487,823
   Consumer goods (cyclical and non-cyclical)      409,731      7,524     (5,575)     411,680
   Financial services                              378,054      8,840     (3,843)     383,051
   Capital goods                                   344,241      5,726     (4,970)     344,997
   Communications                                  205,590      8,151     (1,682)     212,059
   Transportation                                  169,246     11,018     (1,224)     179,040
   Basic industry                                  176,714      3,585     (2,154)     178,145
   Other                                           158,478     15,598     (1,387)     172,689
   Energy                                          154,035      2,935     (2,247)     154,723
   Technology                                       87,733      1,727       (564)      88,896
                                                ----------   --------   --------   ----------
Total corporate fixed income portfolio           3,214,504    125,379    (35,121)   3,304,762

U.S. government and agencies                       541,877    187,234         --      729,111
Municipal                                          314,768     12,979     (4,744)     323,003
Foreign government                                 244,544     60,614       (211)     304,947
Asset-backed securities                            107,922      1,728       (628)     109,022
Mortgage-backed securities                         439,938      2,514     (9,256)     433,196
Commercial mortgage-backed securities              669,303      8,192     (4,316)     673,179
Redeemable preferred stock                           9,371        548         --        9,919
                                                ----------   --------   --------   ----------
   Total fixed income securities                $5,542,227   $399,188   $(54,276)  $5,887,139
                                                ==========   ========   ========   ==========

     The utilities, consumer goods, banking, capital goods and financial services sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2006. The gross unrealized losses in these sectors are primarily interest rate related or company specific. As of December 31, 2006, $32.1 million or 91.5% of the gross unrealized losses in the corporate fixed income portfolio, and all of the remaining fixed income securities with gross unrealized losses, were rated investment grade. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired. All securities in an unrealized loss position at December 31, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2006.

(IN THOUSANDS)
 NAIC                         UNREALIZED    PERCENT                 PERCENT
RATING   MOODY'S EQUIVALENT      LOSS      OF TOTAL   FAIR VALUE   OF TOTAL
                              ----------   --------   ----------   --------
     1   Aaa/Aa/A              $(36,291)     66.9%    $1,619,944     71.7%
     2   Baa                    (14,994)     27.6        574,125     25.4
     3   Ba                      (2,290)      4.2         52,520      2.3
     4   B                         (701)      1.3         14,136      0.6
     5   Caa or lower                --        --             --       --
     6   In or near default          --        --             --       --
                               --------     -----     ----------    -----
         Total                 $(54,276)    100.0%    $2,260,725    100.0%
                               ========     =====     ==========    =====

     At December 31, 2006, $51.3 million, or 94.5%, of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     As of December 31, 2006, $3.0 million of the gross unrealized losses were related to below investment grade fixed income securities. Of this amount, there were no significant unrealized loss positions (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2006. Included among the securities rated below investment grade are both public and privately placed high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, and active credit monitoring and portfolio management.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2006 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                                               PERCENT                 PERCENT
(IN THOUSANDS)                              UNREALIZED LOSS   OF TOTAL   FAIR VALUE   OF TOTAL
                                            ---------------   --------   ----------   --------
Due in one year or less                        $    (62)          0.1%   $    7,936      0.4%
Due after one year through five years            (7,287)         13.4       377,637     16.7
Due after five years through ten years          (19,473)         35.9       717,463     31.7
Due after ten years                             (17,570)         32.4       804,717     35.6
Mortgage- and asset- backed securities(1)        (9,884)         18.2       352,972     15.6
                                               --------         -----    ----------    -----
Total                                          $(54,276)        100.0%   $2,260,725    100.0%
                                               ========         =====    ==========    =====

----------
(1) Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case by case basis, fixed income securities for which carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities for which fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. As a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, and certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery. All securities in an unrealized loss position at December 31, 2006 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

     The following table summarizes fixed income securities in a gross unrealized loss position according to significance, aging and investment grade classification.

                                                    DECEMBER 31, 2006                     DECEMBER 31, 2005
                                          ------------------------------------   ------------------------------------
                                                FIXED INCOME                          FIXED INCOME
                                          -----------------------                -----------------------
                                                          BELOW                                  BELOW
                                          INVESTMENT   INVESTMENT                INVESTMENT   INVESTMENT
(IN THOUSANDS, EXCEPT NUMBER OF ISSUES)      GRADE        GRADE        TOTAL        GRADE        GRADE        TOTAL
                                          ----------   ----------   ----------   ----------   ----------   ----------
Category (i): Unrealized
   loss less than 20% of cost (1)
      Number of Issues                           373          36           409          334          34          368
      Fair Value                          $2,194,069     $66,656    $2,260,725   $1,999,082     $61,814    $2,060,896
      Unrealized                          $  (51,285)    $(2,991)   $  (54,276)  $  (39,839)    $(2,471)   $  (42,310)
Category (ii): Unrealized loss
   greater than or equal to 20% of
   cost for a period of less than 6
   consecutive months (1)
      Number of Issues                            --          --            --            3          --             3
      Fair Value                          $       --     $    --    $       --   $    4,344     $    --    $    4,344
      Unrealized                          $       --     $    --    $       --   $   (1,202)    $    --    $   (1,202)
Total Number of Issues                           373          36           409          337          34           371
                                          ==========     =======    ==========  ===========     =======    ==========
Total Fair Value                          $2,194,069     $66,656    $2,260,725  $ 2,003,426     $61,814    $2,065,240
                                          ==========     =======    ==========  ===========     =======    ==========
Total Unrealized Losses                   $  (51,285)    $(2,991)   $  (54,276) $   (41,041)    $(2,471)   $  (43,512)
                                          ==========     =======    ==========  ===========     =======    ==========

     The largest individual unrealized loss was $952 thousand for category (i) as of December 31, 2006. Categories (i) and (ii) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.

     Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months or any equity security's unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2006, no securities met these criteria.

     The following table contains the individual securities with the largest unrealized losses as of December 31, 2006. No other fixed income security had an unrealized loss of or greater than $690 thousand or 1.3% of the total unrealized loss on fixed income securities.

                                                            UNREALIZED
                            UNREALIZED    FAIR      NAIC       LOSS
(IN THOUSANDS)                 LOSS       VALUE    RATING    CATEGORY
                            ----------   -------   ------   ----------
Municipal Obligation         $  (952)    $14,048      1         (i)
Mortgage Backed Security        (951)     24,106      1         (i)
Mortgage Backed Security        (797)     16,883      1         (i)
Building Products Company       (767)     19,233      2         (i)
Municipal Obligation            (706)      8,207      1         (i)
Utility Company                 (690)      9,011      1         (i)
                             -------     -------
   Total                     $(4,863)    $91,488
                             =======     =======

     We monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31.

                                         2006                               2005
                           -------------------------------   --------------------------------
                                                PERCENT OF                         PERCENT OF
                                                   TOTAL                              TOTAL
                                                   FIXED                              FIXED
                           AMORTIZED    FAIR      INCOME     AMORTIZED     FAIR      INCOME
(IN THOUSANDS)                COST      VALUE    PORTFOLIO      COST      VALUE    PORTFOLIO
                           ---------   ------   ----------   ---------   -------   ----------
Problem                      $3,444    $6,883       0.1%      $14,373    $17,762       0.3%
Restructured                     --        --        --           163        163        --
Potential problem                 2        --        --         5,609      5,640       0.1
                             ------    ------       ---       -------    -------       ---
Total net carrying value     $3,446    $6,883       0.1%      $20,145    $23,565       0.4%
                             ======    ======       ===       =======    =======       ===
Cumulative write-downs
   recognized (1)            $2,491                           $ 5,455
                             ======                           =======

----------
(1) Cumulative write-downs recognized only reflect write-downs related to securities within the problem, potential problem or restructured categories.

     We have experienced a decrease in the amortized cost of fixed income securities in each of the categories as of December 31, 2006 compared to December 31, 2005, due to dispositions and the removal of a security upon improving conditions.

     We evaluated each of these securities through our portfolio monitoring process at December 31, 2006 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN THOUSANDS)                                   2006       2005      2004
                                               --------   -------   -------
Investment write-downs                         $   (258)  $(1,543)  $(3,402)
Dispositions                                    (21,568)   (2,053)   (2,784)
Valuation of derivative instruments              (5,429)   (4,469)   (5,777)
Settlement of derivative instruments              5,170     2,873     2,666
                                               --------   -------   -------
Realized capital gains and losses, pretax       (22,085)   (5,192)   (9,297)
Income tax benefit                                8,216     1,972     3,453
                                               --------   -------   -------
Realized capital gains and losses, after-tax   $(13,869)  $(3,220)  $(5,844)
                                               ========   =======   =======

     Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell impaired fixed income securities that were in an unrealized loss position at the previous reporting date in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity.

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

     Dispositions included net realized losses on sales and other transactions such as calls and prepayments of $5.1 million and losses recorded in connection with anticipated dispositions of $16.5 million. The net realized losses on sales and other transactions were comprised of gross gains of $13.9 million and gross losses of $19.0 million. The $19.0 million in gross losses almost entirely consisted of losses from sales of fixed income securities.

     During our comprehensive portfolio reviews, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocation and liquidity actions; and any dispositions anticipated by the portfolio managers resulting from their on-going comprehensive reviews of the portfolios. Upon approval of such programs, we identify a population of suitable investments, typically larger than needed to execute the disposition, from which specific securities are selected to sell. Due to our change in intent to hold until recovery, we recognize impairments, which are included in losses from dispositions, on any of these securities in an unrealized loss position. When the objectives of the programs are accomplished, any remaining securities are redesignated as intent to hold until recovery.

     For the year ended December 31, 2006, we recognized $16.5 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent was driven by certain approved programs, including funding for the disposition through reinsurance of our variable annuity reinsurance agreement. These programs were completed during 2006. Additionally, ongoing comprehensive reviews of our portfolio resulted in the identification of anticipated dispositions by the portfolio managers. At December 31, 2006, the fair value of securities for which we did not have the intent to hold until recovery totaled $13.7 million.

     At December 31, 2005, the fair value of the securities for which we did not have the intent to hold until recovery totaled $11.5 million. Approved programs involving the disposition of securities included continued asset-liability management strategies, on-going comprehensive reviews of our portfolios, changes to our strategic asset allocations and yield enhancement strategies on which we recognized $6.8 million of losses during 2005. These objectives were accomplished during 2006.

     The ten largest losses from sales of individual securities for the year ended December 31, 2006 totaled $8.8 million with the largest being $1.7 million and the smallest being $609 thousand. None of the securities that comprise these ten largest losses were in an unrealized loss position greater than or equal to 20% of amortized cost at the time of sale.

MORTGAGE LOANS Our mortgage loans portfolio was $708.4 million at December 31, 2006 and $633.8 million at December 31, 2005, and was comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our mortgage loan risk.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risk, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by an expected rate of return. We had no realized capital losses related to write-downs on mortgage loans for the years ended December 31, 2006, 2005 and 2004.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $142.3 million and $63.1 million at December 31, 2006 and 2005, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

     As one of our business activities, we conduct securities lending, primarily as an investment yield enhancement, with third parties such as brokerage firms. We obtain collateral in an amount equal to 102% of the fair value of the securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability is recorded in other liabilities and accrued expense. At December 31, 2006, the amount of securities lending collateral reinvested in short-term investments had a carrying value of $87 million. This compares to $46 million at December 31, 2005.

OUTLOOK

- We plan to continue to balance targeted improvements in return on equity with growth in sales and profitability. Initially, our actions to improve returns may reduce the price competitiveness of certain products, such as our fixed annuities, and slow or reduce the growth in sales and income.

- We plan to continue to maintain discipline over expenses and improve our operating efficiency.

- We plan to increase sales of our financial products by Allstate exclusive agencies by further tailoring products for our customers and making it easier for our agents to distribute our products.

- We plan to develop and bring to market new innovative life insurance products or features designed to increase sales of this product line.

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

OVERVIEW We generate substantial investiable funds from our business. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of our underlying risks and product profiles.

     Investment policies define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. These investment activities follow policies that have been approved by our board of directors. These investment policies specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile, and regulatory requirements. Executive oversight of investment activities is conducted primarily through our board of directors and investment committee. Asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns. ALM activities follow asset-liability policies that have been approved by our board of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.

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

     We manage the interest rate risk in our assets relative to the interest rate risk inherent in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2006, the difference between our asset and liability duration was approximately (0.45), compared to a (0.34) gap at December 31, 2005. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.

     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable margins across a wide variety of interest rate and economic scenarios. In order to achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities. This philosophy may include using futures to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

     To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the financial statements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments"), and certain other items including interest-sensitive liabilities and annuity liabilities, which are not considered financial instruments in accordance with SFAS No.107. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2006, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $23.1 million, compared to $46.8 million at December 31, 2005. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There were $393.2 million of assets supporting life insurance products such as traditional and interest-sensitive life, which are not considered financial instruments in accordance with SFAS No.
107. These assets and the associated liabilities have not been included in the above estimate. The $393.2 million of assets excluded from the calculation has decreased from $412.3 million reported at December 31, 2005. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $29.3 million, compared to a decrease of $32.2 million at December 31, 2005.

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

     EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in general levels of the equity markets. At December 31, 2006 and 2005, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $1.01 billion and $928.8 million, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of all of the variable annuity business through a reinsurance agreement with Prudential as described in Note 3 of the financial statements, and therefore mitigated this aspect of our risk. Equity risk of our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2006 and 2005 were $830 thousand and $554 thousand, respectively. Separate account liabilities related to variable life contracts were $2.7 million and $1.4 million in December 31, 2006 and 2005, respectively.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31.

(IN THOUSANDS)                                   2006       2005       2004
                                               --------   --------   --------
Common stock, additional capital paid-in and
   retained income                             $574,958   $538,465   $483,980
Accumulated other comprehensive income           78,038    128,968    155,255
                                               --------   --------   --------
   Total shareholder's equity                  $652,996   $667,433   $639,235
                                               ========   ========   ========

     SHAREHOLDER'S EQUITY decreased in 2006 due to lower unrealized net capital gains on fixed income securities, partially offset by net income and a gain recorded to retained income related to the recapture of a reinsurance treaty with ALIC. Shareholder's equity increased in 2005 when compared to 2004 as a result of net income and a capital contribution from ALIC of $20.0 million, partially offset by lower unrealized net capital gains on fixed income securities.

FINANCIAL RATINGS AND STRENGTH The following table summarizes our financial strength ratings at December 31, 2006.

            RATING AGENCY                        RATING
            -------------                        ------
            Moody's Investors Service, Inc.      Aa2 ("Excellent")
            Standard & Poor's Ratings Services   AA ("Very Strong")
            A.M. Best Company, Inc.              A+ ("Superior")

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ALIC's ratings, AIC's ratings and other factors.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life companies takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2006, our RBC was above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action from insurance regulatory authorities. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Our ratios are within these ranges.

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

          -    Purchases of investments

          -    Repayment of securities lending

          -    Payment or repayment of inter-company loans

          -    Tax payments/settlements

          -    Dividends to parent

     As reflected in our Statements of Cash Flows, higher operating cash flows in 2006, compared to 2005, primarily related to higher interest received on investments and premiums received, partially offset by higher contract benefits and expenses paid. Higher operating cash flows in 2005, compared to 2004, were primarily related to increased interest received on investments and lower expenses paid, partially offset by lower premiums.

     Cash flows used in investing activities decreased in both 2006 and 2005, compared to the respective prior years, due to decreased net cash provided by financing activities, partially offset by the investment of higher operating cash flows. Cash flows used in investing activities in 2006 also include the settlements related to the disposition through reinsurance of our variable annuity business.

     Cash provided by financing activities decreased in 2006, compared to 2005, as a result of lower contractholder fund deposits and higher surrenders and partial withdrawals. Lower cash flows provided by financing activities in 2005, compared to 2004, were primarily due to lower deposits on fixed annuities and higher fixed annuity withdrawals. For quantification of the changes in contractholder funds, see the Operations section of MD&A.

     To ensure we have the appropriate level of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, our cash flow could vary due to higher surrender of policies exiting their surrender charge periods.

     We have entered into an inter-company loan agreement with The Allstate Corporation. The amount of inter-company loans available to us is at the discretion of The Allstate Corporation. The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at December 31, 2006 or 2005. The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund inter-company borrowings.

     Certain remote events and circumstances could constrain our or the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2006 and the payments due by period are shown in the following table.

                                                    LESS THAN                            OVER 5
($ IN THOUSANDS)                         TOTAL        1 YEAR    1-3 YEARS   4-5 YEARS     YEARS
                                       -----------  ---------  ----------  ----------  ----------
Securities lending (1)                 $   199,486   $199,486  $       --  $       --  $       --
Contractholder funds(2)                  6,504,588    405,481   1,454,319   1,074,783   3,570,005
Reserve for life-contingent contract
   benefits(3)                           6,547,126    131,181     430,013     290,509   5,695,423
Payable to affiliates, net                  30,031     30,031          --          --          --
Reinsurance payable to parent                  979        979          --          --          --
Other liabilties and accrued
   expenses(4)(5)                           37,289     35,150         981         317         841
                                       -----------   --------  ----------  ----------  ----------
Total Contractual Cash Obligations     $13,319,499   $802,308  $1,885,313  $1,365,609  $9,266,269
                                       ===========   ========  ==========  ==========  ==========

----------
(1) Securities lending transactions are typically fully secured with cash or marketable securities. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business.

(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life and fixed annuities, including immediate annuities without life contingencies. These amounts reflect estimated cash payments to be made to policyholders and contractholders. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of payments has been determined by the contract. Other contracts, such as interest-sensitive life and fixed deferred annuities, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or (ii) the occurrence of a payment triggering event, such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, customer lapse and withdrawal activity, and estimated additional deposits for interest-sensitive life contracts, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amounts of $4.71 billion included in the Statements of Financial Position as of December 31, 2006 for contractholder funds. The liability amount in the Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3) The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies and reflects the present value of estimated cash payments to be made to policyholders and contractholders. Immediate annuities with life contingencies include (i) contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) contracts where the timing of a portion of the payments has been determined by the contract. Other contracts, such as traditional life and supplemental accident and health insurance, involve payment obligations where the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death or illness, or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of the control of the Company. We have estimated the timing of cash outflows related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liability amounts of $1.93 billion included in the Statements of Financial Position as of December 31, 2006 for reserve for life-contingent contract benefits. The liability amount in the Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(4) Other liabilities and accrued expenses primarily include accrued expenses and claim payments.

----------
(5) Balance sheet liabilities not included in the table above include unearned and advance premiums of $489 thousand and deferred income taxes of $48 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis of accounting. In addition, other liabilities of $6 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

     At December 31, 2006, we had $14.7 million in contractual conditional commitments to invest in private placements and mortgage loans.

REGULATION AND LEGAL PROCEEDINGS

     We are subject to extensive regulation and we are involved in various legal and regulatory actions, all of which have an effect on specific aspects of our business. For a detailed discussion of the legal and regulatory actions in which we are involved, see Note 11 of the financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2006, there are several pending accounting standards that we have not implemented either because the standard had not been finalized or the implementation date has not yet occurred. For a discussion of these pending standards, see Note 2 of the financial statements.

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

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------
(IN THOUSANDS)                                                                      2006       2005       2004
                                                                                  --------   --------   --------
REVENUES
Premiums (net of reinsurance ceded of $20,837, $16,046 and $16,133)               $ 84,313   $ 68,538   $ 76,550
Contract charges (net of reinsurance ceded of $12,295, $835 and $1)                 63,426     66,280     59,834
Net investment income                                                              373,064    356,162    302,055
Realized capital gains and losses                                                  (22,085)    (5,192)    (9,297)
                                                                                  --------   --------   --------
                                                                                   498,718    485,788    429,142
                                                                                  --------   --------   --------
COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries of $16,085, $8,510 and $7,536)    190,506    183,227    182,150
Interest credited to contractholder funds                                          167,171    161,936    129,804
Amortization of deferred policy acquisition costs                                   31,672     41,663     25,971
Operating costs and expenses                                                        46,578     43,497     42,115
                                                                                  --------   --------   --------
                                                                                   435,927    430,323    380,040
(Loss) gain on disposition of operations                                           (10,694)         1      1,326
                                                                                  --------   --------   --------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX                                        52,097     55,466     50,428
Income tax expense                                                                  17,755     20,945     17,925
                                                                                  --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, AFTER-TAX        34,342     34,521     32,503
Cumulative effect of change in accounting principle, after-tax                          --         --     (7,586)
                                                                                  --------   --------   --------
NET INCOME                                                                          34,342     34,521     24,917
                                                                                  --------   --------   --------
OTHER COMPREHENSIVE (LOSS) INCOME, AFTER TAX
Change in unrealized net capital gains and losses                                  (50,930)   (26,287)    16,531
                                                                                  --------   --------   --------
COMPREHENSIVE (LOSS) INCOME                                                       $(16,588)  $  8,234   $ 41,448
                                                                                  ========   ========   ========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                                             DECEMBER 31,
                                                                                       -----------------------
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                     2006         2005
                                                                                       ----------   ----------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $5,542,227 and $5,535,396)   $5,887,139   $5,989,263
   Mortgage loans                                                                         708,449      633,789
   Short-term                                                                             142,334       63,057
   Policy loans                                                                            38,168       36,698
   Other                                                                                    3,784        3,740
                                                                                       ----------   ----------
      Total investments                                                                 6,779,874    6,726,547
Cash                                                                                        7,090        3,818
Deferred policy acquisition costs                                                         278,625      318,551
Accrued investment income                                                                  63,843       62,452
Reinsurance recoverables                                                                  437,422       12,729
Current income taxes receivable                                                               862           --
Other assets                                                                               42,488       35,760
Separate Accounts                                                                       1,009,784      928,824
                                                                                       ----------   ----------
        TOTAL ASSETS                                                                   $8,619,988   $8,088,681
                                                                                       ==========   ==========
LIABILITIES
Reserve for life-contingent contract benefits                                          $1,926,492   $1,869,875
Contractholder funds                                                                    4,708,428    4,349,395
Deferred income taxes                                                                      47,940       73,399
Other liabilities and accrued expenses                                                    243,338      188,123
Payable to affiliates, net                                                                 30,031        5,249
Current income tax payable                                                                     --        5,412
Reinsurance payable to parent                                                                 979          971
Separate Accounts                                                                       1,009,784      928,824
                                                                                       ----------   ----------
        TOTAL LIABILITIES                                                               7,966,992    7,421,248
                                                                                       ----------   ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100 thousand shares authorized, issued and outstanding         2,500        2,500
Additional capital paid-in                                                                140,000      140,000
Retained income                                                                           432,458      395,965
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                 78,038      128,968
                                                                                       ----------   ----------
        Total accumulated other comprehensive income                                       78,038      128,968
                                                                                       ----------   ----------
        TOTAL SHAREHOLDER'S EQUITY                                                        652,996      667,433
                                                                                       ----------   ----------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                     $8,619,988   $8,088,681
                                                                                       ==========   ==========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                  DECEMBER 31,
                                                         -------------------------------
(IN THOUSANDS)                                             2006       2005         2004
                                                         --------   --------    --------
COMMON STOCK                                             $  2,500   $  2,500    $  2,500
                                                         --------   --------    --------
ADDITIONAL CAPITAL PAID IN
Balance, beginning of year                                140,000    120,000      55,787
Capital contribution                                           --     20,000      64,213
                                                         --------   --------    --------
Balance, end of year                                      140,000    140,000     120,000
                                                         --------   --------    --------
RETAINED INCOME
Balance, beginning of year                                395,965    361,480     336,563
Net income                                                 34,342     34,521      24,917
Gain on recapture of reinsurance agreement with parent      2,151         --          --
Dividend-in-kind                                               --        (36)         --
                                                         --------   --------    --------
Balance, end of year                                      432,458    395,965     361,480
                                                         --------   --------    --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                128,968    155,255     138,724
Change in unrealized net capital gains and losses         (50,930)   (26,287)     16,531
                                                         --------   --------    --------
Balance, end of year                                       78,038    128,968     155,255
                                                         --------   --------    --------
TOTAL SHAREHOLDER'S EQUITY                               $652,996   $667,433    $639,235
                                                         ========   ========    ========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------------
(IN THOUSANDS)                                                                        2006         2005          2004
                                                                                   ---------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $  34,342   $    34,521   $    24,917
Adjustments to reconcile net income to net cash provided by operating activities
   Amortization and other non-cash items                                             (72,250)      (58,887)      (51,544)
   Realized capital gains and losses                                                  22,085         5,192         9,297
   Loss (gain) on disposition of operations                                           10,694            (1)       (1,326)
   Cumulative effect of change in accounting principle                                    --            --         7,586
   Interest credited to contractholder funds                                         167,171       161,936       129,804
   Changes in:
      Reserve for life-contingent contract benefits and contractholder funds          26,648        36,533        32,492
      Deferred policy acquisition costs                                              (31,265)      (26,542)      (66,532)
      Income taxes                                                                    (5,467)        2,591        12,091
      Other operating assets and liabilities                                          23,605       (15,285)       (7,442)
                                                                                   ---------   -----------   -----------
         Net cash provided by operating activities                                   175,563       140,058        89,343
                                                                                   ---------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                       877,430       481,745       485,522
Investment collections
   Fixed income securities                                                           115,003       160,281       184,317
   Mortgage loans                                                                     73,110        54,795        26,714
Investments purchases
   Fixed income securities                                                          (954,087)   (1,086,370)   (1,758,452)
   Mortgage loans                                                                   (144,267)     (205,389)     (119,953)
Change in short-term investments, net                                                (28,239)       29,687       (29,248)
Change in other investments, net                                                       3,486         2,305         2,678
Disposition of operations                                                           (389,601)           --            --
Change in policy loans                                                               (1,470)        (1,750)         (841)
                                                                                   ---------   -----------   -----------
         Net cash used in investing activities                                      (448,635)     (564,696)   (1,209,263)
                                                                                   ---------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                      --        20,000        64,213
Contractholder fund deposits                                                         793,233       878,614     1,385,364
Contractholder fund withdrawals                                                     (516,889)     (478,782)     (331,764)
                                                                                   ---------   -----------   -----------
         Net cash provided by financing activities                                   276,344       419,832     1,117,813
                                                                                   ---------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                                                        3,272        (4,806)       (2,107)
CASH AT BEGINNING OF YEAR                                                              3,818         8,624        10,731
                                                                                   ---------   -----------   -----------
CASH AT END OF YEAR                                                                $   7,090   $     3,818   $     8,624
                                                                                   =========   ===========   ===========

                       See notes to financial statements.

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

     To conform to the current year presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The Company sells life insurance, retirement, investment and supplemental accident and health insurance products to individual customers. The principal products are traditional, interest-sensitive and variable life insurance, supplemental accident and health insurance, and deferred and immediate fixed annuities.

     The Company is authorized to sell life insurance and retirement products in the state of New York. The Company distributes its products to individuals through several distribution channels, including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), financial services firms, such as broker/dealers and specialized structured settlement brokers. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control of these non-affiliated entities could negatively impact the Company's sales.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, commercial mortgage-backed, asset-backed and mortgage-backed securities, and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity ("available for sale") and are carried at fair value. The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data (e.g., term structures of interest rates and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use security specific information such as ratings, industry, coupon, and maturity along with third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, are reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales. Cash received from maturities and pay-downs is reflected as a component of investment collections.

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

     Short-term investments are carried at cost or amortized cost that approximates fair value, and include the investment of collateral received in connection with securities lending business activities. For these transactions, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral or funds received. We also purchase securities under agreements to resell.

     Policy loans are carried at the unpaid principle balances. Other investments consist primarily of derivative financial instruments.

     Investment income consists primarily of interest and is recognized on an accrual basis. Interest income on mortgage-backed, commercial mortgage-backed and asset-backed securities is determined using the effective yield method, considering estimated principal repayments when applicable. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other-than-temporary declines in fair value and changes in the fair value of certain derivatives including related periodic and final settlements. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income securities when the decline in fair value is deemed other-than-temporary (see Note 6).

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments include foreign currency swaps, interest rate caps, interest rate futures, and re-investment related and equity market risk transfer reinsurance agreements with ALIC that meet the accounting definition of a derivative (see Note 5). Foreign currency swaps involve the future exchange or delivery of foreign currency on terms negotiated at the inception of the contract. Interest rate cap agreements give the holder the right to receive at a future date, the amount, if any, by which a specified market interest rate exceeds the fixed cap, applied to a notional amount. Interest rate futures are defined as commitments to buy or sell designated financial instruments based on specified prices or yields. Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in certain variable life and annuity contracts.

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

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk, or in the case of a cash flow hedge, the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses.

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

     For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged transaction affects net income or when the forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable, or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof used to adjust the book value of the asset, liability or portion thereof, which has already been recognized in income while the hedge was in place, is amortized over the remaining life of the hedged asset, liability or portion thereof to net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item of a fair value hedge is an asset, which has become other-than-temporarily impaired, the adjustment made to the book value of the asset is subject to the accounting policies applied to other-than-temporarily impaired assets. When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income, beginning in the period hedge accounting is no longer applied or the derivative instrument is terminated. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If the cash flow hedge is no longer effective, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate and equity price risk management strategies for which hedge accounting is not applied. These derivatives consist of interest rate caps, financial futures contracts, and re-investment related and equity market risk transfer reinsurance agreements with ALIC that meet the accounting definition of a derivative.

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

SECURITIES LOANED

     The Company's business activities include securities lending transactions, which are used primarily to generate net investment income. These transactions are short-term in nature (usually 30 days or less).

     The Company receives collateral for securities loaned in an amount generally equal to 102% of the fair value of securities and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large brokerage firms.

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

     Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits. Subsequent to our disposal of all of our variable annuity business through reinsurance agreements with Prudential in 2006 (see Note 3), the contract charges and contract benefits related thereto are reported net of reinsurance ceded.

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration and certain underwriting costs. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are beyond amounts currently being credited to existing contracts. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Statements of Operations and Comprehensive Income. DAC is amortized to income and included in amortization of deferred policy acquisition costs on the Statements of Operations and Comprehensive Income. DSI is reported in other assets and amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Statements of Operations and Comprehensive Income. DAC and DSI are periodically reviewed for recoverability and written down if necessary.

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

     For interest-sensitive life, annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") earned over the estimated lives of the contracts. Actual amortization periods range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of deferred costs being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of total gross profits. AGP and EGP consist of the following components: benefit margins, primarily from mortality; investment margin including realized capital gains and losses; and contract administration, surrender and other contract charges, less maintenance expenses.

     Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC and DSI. All such adjustments are reflected in the current results of operations.

     The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, annuities and investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Statements of Operations and Comprehensive Income.

     Any amortization of DAC or DSI that would result from changes in unrealized gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income.

REINSURANCE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance from reinsurers (see Note 9). The Company has also used reinsurance to effect the disposition of its variable annuity business (see Note 3). The amounts reported in the Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contract. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of the reinsurers and establishes allowances for uncollectible reinsurance recoverables as appropriate.

     The Company has a reinsurance treaty with ALIC through which it cedes primarily re-investment related risk on its structured settlement annuities. The terms of the treaty meet the accounting definition of a derivative under Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the treaty is recorded in the Statement of Financial Position at fair value. Changes in the fair value of the treaty and premiums paid to ALIC are recognized in realized capital gains and losses (see Note 5).

     Prior to the Company's disposition of the variable annuity business through reinsurance with Prudential effective June 1, 2006 (see Note 3), the Company had a reinsurance treaty through which it ceded contract benefits on its guaranteed minimum accumulation benefits ("GMABs"), guaranteed minimum withdrawal benefits ("GMWBs") and certain guaranteed minimum death benefits ("GMDBs") to ALIC. The terms of the treaty met the accounting definition of a derivative under Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities". Accordingly, the treaty was recorded in the Statement of Financial Position at fair value. Changes in the fair value of the treaty were recognized in contract benefits. The reinsurance treaty was recaptured in 2006 (see Note 5).

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on fixed income securities, insurance reserves and DAC. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

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

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life, fixed annuities, and variable annuity and life deposits allocated to fixed accounts. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see Note 8). Contractholder funds also include reserves for secondary guarantees on variable annuities, which were reinsured to Prudential in 2006.

SEPARATE ACCOUNTS

     Separate accounts assets and liabilities are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Deposits to, and surrenders and withdrawals from, the separate accounts are not included in cash flows.

     Absent any contract provision wherein the Company provides a guarantee, which for variable annuities was reinsured to Prudential in 2006, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives.

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

     The Company adopted Financial Accounting Standards Board ("FASB") FSP FAS 115-1 as of January 1, 2006. FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue No. 03-1 ("EITF Issue 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS" ("SFAS NO. 154")

     The Company adopted SFAS No. 154 on January 1, 2006. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company had no accounting changes or error corrections affected by the new standard.

SECURITIES AND EXCHANGE COMMISSION ("SEC") STAFF ACCOUNTING BULLETIN NO. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB 108")

     In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. If a company's existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company's adoption of SAB 108 in the fourth quarter of 2006 for the fiscal year then ended did not have any effect on its results of operations or financial position.

STATEMENT OF POSITION 03-1, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP 03-1")

     On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP that affected the Company at the time of adoption are listed below. The provisions were primarily applicable to the business that was subsequently reinsured on June 1, 2006 (see Note 3 for more information):

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

     The SOP required consideration of a range of potential results to estimate the cost of variable annuity death benefits and income benefits, which generally necessitated the use of stochastic modeling techniques. To maintain consistency with the assumptions used in the establishment of reserves for variable annuity guarantees, the Company utilized the results of this stochastic modeling to estimate expected gross profits, which form the basis for determining the amortization of DAC and DSI. This new modeling approach resulted in a lower estimate of expected gross profits, and therefore resulted in a write-down of DAC and DSI.

     DSI and related amortization is classified within the Statements of Financial Position and Operations and Comprehensive Income as other assets and interest credited to contractholder funds, respectively (see Note 10).

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ("AICPA") TECHNICAL PRACTICE AID ("TPA") RE. SOP 03-1

     In September 2004, the staff of the AICPA, aided by industry experts, issued a set of technical questions and answers on financial accounting and reporting issues related to SOP 03-1. The TPA addresses a number of issues related to SOP 03-1 including when it was necessary to establish a liability in addition to the account balance for certain contracts such as single premium and universal life that meet the definition of an insurance contract and have amounts assessed against the contractholder in a manner that is expected to result in profits in earlier years and losses in subsequent years from the insurance benefit function. The impact of adopting the provisions of the TPAs did not have a material effect on the results of operations or financial position of the Company.

PENDING ACCOUNTING STANDARDS

STATEMENT OF POSITION 05-1, "ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS" ("SOP 05-1")

     In October 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. In February 2007, the AICPA issued a set of twelve TPAs that provide interpretive guidance to be utilized, if applicable, at the date of adoption. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Based on the issued standard and the TPAs released in February 2007, the Company's estimated impact of adoption will not have a material effect on its results of operations or financial position.

SFAS NO. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" ("SFAS NO. 155")

     In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The provisions of SFAS No. 155 are effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. The Company elected not to remeasure its existing hybrid financial instruments at the date of adoption that contained embedded derivatives requiring bifurcation pursuant to paragraph 12 or 13 of SFAS No. 133. The adoption of SFAS No. 155 is not expected to have a material effect on the results of operations or financial position of the Company.

FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION NO. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES", ("FIN 48")

     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 will not have a material effect on the results of operations or financial position of the Company.

SFAS NO. 157, "FAIR VALUE MEASUREMENTS" ("SFAS NO. 157")

     In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The effects of adoption will be determined by the types of instruments carried at fair value in the Company's financial statements at the time of adoption as well as the method utilized to determine their fair values prior to adoption. Based on the Company's current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS NO. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" ("SFAS NO. 159")

     In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.

3. DISPOSITION

     On June 1, 2006, the Company, its parent ALIC, and the Corporation, completed the disposal of its variable annuity business pursuant to a definitive agreement (the "Agreement") with Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential"). The disposal was effected through a combination of coinsurance and modified coinsurance reinsurance agreements (the "Reinsurance Agreements").

     As a result of the modified coinsurance reinsurance, the separate account assets remain on the Company's Statements of Financial Position, but the related results of operations are fully reinsured to Prudential beginning on June 1, 2006 and presented net of reinsurance on the Statements of Operations and Comprehensive Income. In contrast, $440.0 million of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions. The general account liabilities, however, remain on the Statements of Financial Position with a corresponding reinsurance recoverable. For purposes of presentation in the Statements of Cash Flows, the Company treated the reinsurance of its variable annuity business as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential of $388.4 million (computed as $440.0 million of general account insurance liabilities transferred to Prudential on the closing date less consideration of $51.6 million) and the costs of executing the transaction of $1.2 million, pretax, were classified as a disposition of operations in the cash flows from investing activities section of the Statements of Cash Flows. The Reinsurance Agreements do not extinguish the Company's primary liability under the variable annuity contracts.

     Under the Agreement, the Company, ALIC and the Corporation have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and ALIC and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain. In addition, the Company, ALIC and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and ALIC, and their agents, including in connection with the Company's and ALIC's provision of transition services.

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

     Pursuant to the Agreement, the consideration was $51.6 million. The disposal resulted in a reinsurance loss of $9.3 million, pretax, which was included as a component of loss on disposition of operations on the Statements of Operations and Comprehensive Income along with other transactional expenses incurred. The total loss for this transaction totaled $10.7 million, pretax ($7.0 million, after-tax). DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

     The separate account balances related to the modified coinsurance reinsurance were $1.01 billion as of December 31, 2006. Separate account balances totaling approximately $2.7 million at December 31, 2006 related to the variable life business retained by the Company.

     In the five months of 2006 prior to its disposition, the Company's variable annuity business generated approximately $7.5 million in contract charges. In 2005 and 2004, the Company's variable annuity business generated approximately $16.7 million and $13.2 million in contract charges, respectively. The separate account balances were $927.4 million and general account balances were $501.2 million as of December 31, 2005.

4. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment modifications, which reflect refinancings of fixed income securities, totaled $5.8 million, $4.5 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     Liabilities for collateral received in conjunction with the Company's securities lending business activities were $199.5 million, $149.5 million and $133.4 million at December 31, 2006, 2005 and 2004, respectively, and are reported as a component of other liabilities and accrued expenses in Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Statements of Cash Flows along the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

(IN THOUSANDS)                                                             2006        2005        2004
                                                                        ---------   ---------   ---------
NET CHANGE IN PROCEEDS MANAGED
Net change in fixed income securities                                   $ (10,816)  $ (36,652)  $  59,856
Net change in short-term investments                                      (39,205)     20,555     (58,735)
                                                                        ---------   ---------   ---------
   Operating cash flow (used) provided                                  $ (50,021)  $ (16,097)  $   1,121
                                                                        =========   =========   =========
NET CHANGE IN LIABILITIES
Liabilities for collateral and security repurchase, beginning of year   $(149,465)  $(133,368)  $(134,489)
Liabilities for collateral and security repurchase, end of year          (199,486)   (149,465)   (133,368)
                                                                        ---------   ---------   ---------
   Operating cash flow provided (used)                                  $  50,021   $  16,097   $  (1,121)
                                                                        =========   =========   =========

5. RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company utilizes services performed by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on its behalf. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company were $53.7 million, $53.8 million and $44.8 million in 2006, 2005 and 2004, respectively. A portion of these expenses relate to the acquisition of business and is deferred and amortized into income.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $15.0 million, $16.0 million and $19.4 million of structured settlement annuities, a type of immediate annuity, in 2006, 2005 and 2004, respectively, at prices based upon interest rates in effect at the time of issuance, to fund structured settlement annuities in matters involving AIC. Of these amounts, $1.5 million, $2.0 million and $5.4 million relate to structured settlement annuities with life contingencies and are included in premium income in 2006, 2005 and 2004, respectively. In most cases, these annuities were issued under a "qualified assignment," whereby prior to July 1, 2001 Allstate Settlement Corporation ("ASC"), and on and subsequent to July 1, 2001 Allstate Assignment Corporation ("AAC"), both wholly owned subsidiaries of ALIC, purchased annuities from the Company and assumed AIC's obligation to make future payments.

     Reserves recorded by the Company for annuities issued to ASC and AAC, including annuities to fund structured settlement annuities in matters involving AIC, were $1.86 billion and $1.78 billion at December 31, 2006 and 2005, respectively.

BROKER/DEALER AGREEMENTS

     The Company has a service agreement with Allstate Distributors, L.L.C. ('ADLLC"), a broker-dealer company owned by ALIC, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC also acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $6.0 million, $7.1 million and $5.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     The Company receives underwriting and distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker/dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company incurred $1.4 million, $1.3 million and $1.4 million of commission and other distribution expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

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

     Additionally, the Company entered into a reinsurance treaty through which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC. Under the terms of the treaty, the Company pays a premium to ALIC that varies with the aggregate structured settlement annuity statutory reserve balance. In return, ALIC guarantees that the yield on the portion of the Company's investment portfolio that supports structured settlement annuity liabilities will not fall below contractually determined rates. The Company ceded premium related to structured settlement annuities to ALIC of $3.0 million, $2.9 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the carrying value of the structured settlement reinsurance treaty was $(1.9) million and $(1.5) million, respectively, which is recorded in other assets. The premiums ceded and changes in the fair value of the reinsurance treaty are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive income as the treaty is recorded as a derivative instrument pursuant to the requirements of SFAS No. 133.

     Prior to the Company's disposition of the variable annuity business through reinsurance with Prudential effective June 1, 2006 (see Note 3), the Company had a reinsurance treaty through which it ceded contract benefits on its GMABs, GMWBs and certain GMDBs to ALIC. The reinsurance treaty was recaptured in 2006 and, in accordance therewith, the Company received cash in excess of the liabilities subject to the treaty resulting in a pre-tax gain of $3.3 million. The after-tax gain of $2.2 million was recorded as an adjustment to retained income since the transaction was between affiliates under common control. As of December 31, 2005, the carrying value of the treaty, which was recorded as a component of reinsurance recoverables was $(447) thousand.

CAPITAL CONTRIBUTION

     The Company received cash capital contributions from ALIC of $20.0 million and $64.2 million in 2005 and 2004, respectively, which were recorded as additional capital paid-in on the Statements of Financial Position.

DEBT

     The Company has an intercompany loan agreement with The Allstate Corporation. The amount of intercompany loans available to the Company is at the discretion of The Allstate Corporation. The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the inter-company loan agreement at December 31, 2006 and 2005. The Allstate Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund inter-company borrowings.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

6. INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                       GROSS UNREALIZED
                                         AMORTIZED   -------------------      FAIR
(IN THOUSANDS)                             COST        GAINS     LOSSES       VALUE
                                        ----------   --------   --------   ----------
AT DECEMBER 31, 2006
U.S. government and agencies            $  541,877   $187,234   $     --   $  729,111
Municipal                                  314,768     12,979     (4,744)     323,003
Corporate                                3,214,504    125,379    (35,121)   3,304,762
Foreign government                         244,544     60,614       (211)     304,947
Mortgage-backed securities                 439,938      2,514     (9,256)     433,196
Commercial mortgage-backed securities      669,303      8,192     (4,316)     673,179
Asset-backed securities                    107,922      1,728       (628)     109,022
Redeemable preferred stock                   9,371        548         --        9,919
                                        ----------   --------   --------   ----------
   Total fixed income securities        $5,542,227   $399,188   $(54,276)  $5,887,139
                                        ==========   ========   ========   ==========

AT DECEMBER 31, 2005
U.S. government and agencies            $  510,362   $213,421   $     --   $  723,783
Municipal                                  308,219     20,193       (776)     327,636
Corporate                                3,286,652    182,630    (28,020)   3,441,262
Foreign government                         236,078     70,433       (176)     306,335
Mortgage-backed securities                 569,712      4,050    (10,712)     563,050
Commercial mortgage-backed securities      490,985      3,999     (3,149)     491,835
Asset-backed securities                    123,981      1,068       (679)     124,370
Redeemable preferred stock                   9,407      1,585         --       10,992
                                        ----------   --------   --------   ----------
   Total fixed income securities        $5,535,396   $497,379   $(43,512)  $5,989,263
                                        ==========   ========   ========   ==========

SCHEDULED MATURITIES

The scheduled maturities for fixed income securities are as follows at December 31, 2006:

                                          AMORTIZED     FAIR
(IN THOUSANDS)                              COST        VALUE
                                         ----------   ----------
Due in one year or less                  $   48,495   $   48,844
Due after one year through five years       799,478      807,453
Due after five years through ten years    1,494,665    1,564,283
Due after ten years                       2,651,729    2,924,341
                                         ----------   ----------
                                          4,994,367    5,344,921
Mortgage- and asset-backed securities       547,860      542,218
                                         ----------   ----------
  Total                                  $5,542,227   $5,887,139
                                         ==========   =========

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

(IN THOUSANDS)                             2006       2005       2004
                                         --------   --------   --------
Fixed income securities                  $343,115   $330,567   $278,522
Mortgage loans                             38,576     33,373     27,198
Other                                      14,763      6,723      4,039
                                         --------   --------   --------
   Investment income, before expense      396,454    370,663    309,759
   Investment expense                      23,390     14,501      7,704
                                         --------   --------   --------
      Net investment income              $373,064   $356,162   $302,055
                                         ========   ========   ========

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN THOUSANDS)                                      2006       2005      2004
                                                  --------   -------   -------
Fixed income securities                           $(25,398)  $(6,596)  $(7,666)
Mortgage loans                                       3,572     3,000     1,480
Other                                                 (259)   (1,596)   (3,111)
                                                  --------   -------   -------
   Realized capital gains and losses, pre-tax      (22,085)   (5,192)   (9,297)
   Income tax benefit                                8,216     1,972     3,453
                                                  --------   -------   -------
   Realized capital gains and losses, after-tax   $(13,869)  $(3,220)  $(5,844)
                                                  ========   =======   =======

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN THOUSANDS)                                      2006       2005      2004
                                                  --------   -------   -------
Write-downs                                       $   (258)  $(1,543)  $(3,402)
Dispositions (1)                                   (21,568)   (2,053)   (2,784)
Valuation of derivative instruments                 (5,429)   (4,469)   (5,777)
Settlement of derivative instruments                 5,170     2,873     2,666
                                                  --------   -------   -------
   Realized capital gains and losses, pre-tax      (22,085)   (5,192)   (9,297)
   Income tax benefit                                8,216     1,972     3,453
                                                  --------   -------   -------
   Realized capital gains and losses, after-tax   $(13,869)  $(3,220)  $(5,844)
                                                  ========   =======   =======
----------
(1) Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. The Company recognized losses of $16.5 million and $6.8 million in 2006 and 2005, respectively, due to a change in intent to hold impaired securities. There were no losses recognized due to a change in intent during 2004.

     Gross gains of $5.9 million, $5.8 million and $5.2 million and gross losses of $18.8 million, $7.4 million and $13.3 million were realized on sales of fixed income securities during 2006, 2005 and 2004, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

                                                                            GROSS UNREALIZED
                                                                FAIR      -------------------   UNREALIZED
(IN THOUSANDS)                                                 VALUE       GAINS      LOSSES     NET GAINS
                                                             ----------   --------   --------   ----------
AT DECEMBER 31, 2006
Fixed income securities                                      $5,887,139   $399,188   $(54,276)  $ 344,912
Derivative instruments and other investments                       (892)        --       (892)       (892)
                                                                                                ---------
   Total                                                                                          344,020
Amounts recognized for: (1)
   Premium deficiency reserve                                                                    (235,656)
   Deferred policy acquisition and sales inducements costs                                         11,694
                                                                                                ---------
      Total                                                                                      (223,962)
Deferred income taxes                                                                             (42,020)
                                                                                                ---------
Unrealized net capital gains and losses                                                         $  78,038
                                                                                                =========

                                                                            GROSS UNREALIZED
                                                                FAIR      -------------------   UNREALIZED
(IN THOUSANDS)                                                  VALUE       GAINS     LOSSES     NET GAINS
                                                             ----------   --------   --------   ----------
AT DECEMBER 31, 2005
Fixed income securities                                      $5,989,263   $497,379   $(43,512)  $ 453,867
Derivative instruments and other investments                       (154)        --       (154)       (154)
                                                                                                ---------
   Total                                                                                          453,713
Amounts recognized for: (1)
   Premium deficiency reserve                                                                    (257,473)
   Deferred policy acquisition and sales inducement costs                                           2,172
                                                                                                ---------
      Total                                                                                      (255,301)
Deferred income taxes                                                                             (69,444)
                                                                                                ---------
Unrealized net capital gains and losses                                                         $ 128,968
                                                                                                =========

----------
(1) See Note 2, Summary of Significant Accounting Policies for deferred policy acquisition and sales inducement costs and reserve for life contingent contract benefits.

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

(IN THOUSANDS)                                                      2006       2005       2004
                                                                 ---------   --------   --------
Fixed income securities                                          $(108,955)  $(78,803)  $ 52,790
Derivative instruments and other investments                          (738)       566       (720)
                                                                 ---------   --------   --------
  Total                                                           (109,693)   (78,237)    52,070
Amounts recognized for:
  Premium deficiency reserve                                        21,817    (17,063)   (25,011)
  Deferred policy acquisition and sales inducement
    costs                                                            9,522     54,858     (1,627)
                                                                 ---------   --------   --------
      Total                                                         31,339     37,795    (26,638)
Deferred income taxes                                               27,424     14,155     (8,901)
                                                                 ---------   --------   --------
(Decrease) increase in unrealized net capital gains and losses   $ (50,930)  $(26,287)  $ 16,531
                                                                 =========   ========   ========

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest;
3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

                                       LESS THAN 12 MONTHS                 12 MONTHS OR MORE
                                --------------------------------   --------------------------------      TOTAL
($ IN THOUSANDS)               NUMBER OF    FAIR      UNREALIZED   NUMBER OF   FAIR      UNREALIZED   UNREALIZED
AT DECEMBER 31, 2006            ISSUES      VALUE       LOSSES     ISSUES      VALUE       LOSSES       LOSSES
                                ------   ----------   ----------   ------   ----------   ----------   ----------
Fixed income securities
   Municipal                       19    $   85,322    $ (2,417)      10    $   52,910   $ (2,327)    $ (4,744)
   Corporate                      118       619,716      (8,721)     164       775,483    (26,400)     (35,121)
   Foreign government               1         4,934         (41)       2        10,067       (170)        (211)
   Mortgage-backed securities       7        57,005        (701)      28       267,323     (8,555)      (9,256)
   Commercial mortgage-backed
      securities                   18       166,545        (831)      33       192,775     (3,485)      (4,316)
   Asset-backed securities          6        16,010        (283)       3        12,635       (345)        (628)
                                  ---    ----------    --------      ---    ----------   --------     --------
      Total                       169    $  949,532    $(12,994)     240    $1,311,193   $(41,282)    $(54,276)
                                  ===    ==========    ========      ===    ==========   ========     ========
Investment grade fixed income
   securities                     153    $  919,918    $(12,448)     220    $1,274,151   $(38,837)    $(51,285)
Below investment grade fixed
   income securities               16        29,614        (546)      20        37,042     (2,445)      (2,991)
                                  ---    ----------    --------      ---    ----------   --------     --------
      Total fixed income
         securities               169    $  949,532    $(12,994)     240    $1,311,193   $(41,282)    $(54,276)
                                  ===    ==========    ========      ===    ==========   ========     ========
AT DECEMBER 31, 2005
Fixed income securities
   Municipal                       12    $   80,350    $   (776)      --    $       --   $     --     $   (776)
   Corporate                      227     1,078,813     (20,810)      27       159,782     (7,210)     (28,020)
   Foreign government               2        10,186        (176)      --            --         --         (176)
   Mortgage-backed securities      32       313,090      (7,089)      11       101,796     (3,623)     (10,712)
   Commercial mortgage-backed
      securities                   46       282,391      (3,149)      --            --         --       (3,149)
   Asset-backed securities         13        33,085        (427)       1         5,747       (252)        (679)
                                  ---    ----------    --------      ---    ----------   --------     --------
      Total                       332    $1,797,915    $(32,427)      39    $  267,325   $(11,085)    $(43,512)
                                  ===    ==========    ========      ===    ==========   ========     ========
Investment grade fixed income
   securities                     300    $1,746,340    $(30,717)      37    $  257,086   $(10,324)    $(41,041)
Below investment grade fixed
   income securities               32        51,575      (1,710)       2        10,239       (761)      (2,471)
                                  ---    ----------    --------      ---    ----------   --------     --------
      Total fixed income
         securities               332    $1,797,915    $(32,427)      39    $  267,325   $(11,085)    $(43,512)
                                  ===    ==========    ========      ===    ==========   ========     ========

     As of December 31, 2006, all of the unrealized losses related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $54.3 million in unrealized losses, $51.3 million related to unrealized losses on investment grade securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion, or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     As of December 31, 2006, the Company had the intent and ability to hold the fixed income securities with unrealized losses for a period of time sufficient for them to recover.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise a cash basis is used. The Company had no impaired loans in 2006 or 2005.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represented more than 5% of the portfolio at December 31, 2006 and 2005.

(% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)        2006   2005
                                                      ----   ----
 California                                           30.2%  35.4%
 Texas                                                10.9    9.0
 Oregon                                                7.2    7.3
 Virginia                                              6.3    5.1
 New York                                              5.8     --
 Missouri                                              5.4    8.8
 Connecticut                                           5.0     --
 Illinois                                              4.7    6.1

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5.0% of the portfolio at December 31, 2006 and 2005.

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)   2006   2005
                                                      ----   ----
California                                            18.9%  23.4%
Illinois                                              14.0   11.5
Pennsylvania                                           8.6    8.2
Texas                                                  7.2    5.9
Arizona                                                5.6    3.4
New York                                               5.6    6.5
Ohio                                                   5.2    6.0
New Jersey                                             4.6    7.1

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)    2006    2005
                                                      -----   -----
Office buildings                                       31.4%   29.0%
Warehouse                                              30.6    31.3
Retail                                                 17.1    17.4
Apartment complex                                      17.0    17.2
Industrial                                              1.0     2.2
Other                                                   2.9     2.9
                                                      -----   -----
   Total                                              100.0%  100.0%
                                                      =====   =====

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2006 for loans that were not in foreclosure are as follows:

                   NUMBER OF   CARRYING
($ IN THOUSANDS)     LOANS       VALUE    PERCENT
                   ---------   --------   -------
2007                    4      $  9,792      1.4%
2008                    2        14,236      2.0
2009                   17        69,516      9.8
2010                   22       103,161     14.6
2011                   17        83,873     11.8
Thereafter             88       427,871     60.4
                      ---      --------    -----
   Total              150      $708,449    100.0%
                      ===      ========    =====

     In 2006, $13.4 million of commercial mortgage loans became contractually due. Of these, 11.7% were paid as due and 88.3% were refinanced at prevailing market terms. None were foreclosed or in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

CONCENTRATION OF CREDIT RISK

     At December 31, 2006, the Company is not exposed to any credit concentration of risk of a single issuer and its affiliates greater than 10% of the Company's shareholder's equity.

SECURITIES LOANED

     The Company's business activities include securities lending programs with third parties, mostly large brokerage firms. At December 31, 2006 and 2005, fixed income securities with a carrying value of $191.9 million and $143.2 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $455 thousand, $430 thousand and $300 thousand, for the years ending December 31, 2006, 2005 and 2004, respectively.

OTHER INVESTMENT INFORMATION

     Included in fixed income securities are below investment grade assets totaling $186.9 million and $201.7 million at December 31, 2006 and 2005, respectively.

     At December 31, 2006, fixed income securities with a carrying value of $2.6 million were on deposit with regulatory authorities as required by law.

     At December 31, 2006, the carrying value of fixed income securities that were non-income producing was $6.8 million. No other investments were non-income producing at December 31, 2006.

7. FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and DSI and reinsurance recoverables) and liabilities (including reserve for life-contingent contract benefits, contractholoder funds pertaining to interest-sensitive life contracts and deferred income taxes) are not included in accordance with SFAS No. 107. Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

(IN THOUSANDS)               DECEMBER 31, 2006        DECEMBER 31, 2005
                          ----------------------   -----------------------
                           CARRYING       FAIR      CARRYING       FAIR
                             VALUE       VALUE        VALUE        VALUE
                          ----------   ----------   ----------   ----------
Fixed income securities   $5,887,139   $5,887,139   $5,989,263   $5,989,263
Mortgage loans               708,449      711,866      633,789      647,068
Short-term investments       142,334      142,334       63,057       63,057
Policy loans                  38,168       38,168       36,698       36,698
Separate accounts          1,009,784    1,009,784      928,824      928,824

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

FINANCIAL LIABILITIES

(IN THOUSANDS)                                    DECEMBER 31, 2006        DECEMBER 31, 2005
                                               ----------------------   -----------------------
                                                CARRYING       FAIR      CARRYING       FAIR
                                                  VALUE       VALUE        VALUE        VALUE
                                               ----------  ----------   ----------   ----------
Contractholder funds on investment contracts   $4,231,688  $4,099,923   $3,921,872   $3,815,608
Liability for collateral                          199,486     199,486      149,465      149,465
Separate accounts                               1,009,784   1,009,784      928,824      928,824

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements under the provisions of SFAS No.107. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. The liability for collateral is valued at carrying value due to its short-term nature. Separate accounts liabilities are carried at the fair value of the underlying assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivatives for risk reduction. With the exception of embedded derivatives which are required to be separated, all of the Company's derivatives are evaluated for their on-going effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to permit the application of SFAS 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts.

     Asset-liability management is a risk management strategy that is principally employed to align the respective interest-rate sensitivities of assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate caps are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a proper matched relationship is maintained and to reduce exposure to rising or falling interest rates. The Company uses financial futures to hedge anticipated asset and liability purchases.

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are not representative of the potential for gain or loss on these agreements.

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

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2006.

                                                             CARRYING
                                       NOTIONAL     FAIR       VALUE      CARRYING VALUE
(IN THOUSANDS)                          AMOUNT     VALUE    ASSETS (1)   (LIABILITIES) (1)
                                       --------   -------   ----------   -----------------
AT DECEMBER 31, 2006
Financial futures contracts            $194,100   $    50    $    93          $  (43)
Interest rate cap agreements            264,300     1,410      1,920            (510)
                                       --------   -------    -------          ------
Total interest rate contracts          $458,400   $ 1,460    $ 2,013          $ (553)
                                       ========   =======    =======          ======
Foreign currency swap agreements       $  7,500   $  (892)   $    --          $ (892)
                                       ========   =======    =======          ======
Structured settlement annuity
   reinsurance agreement               $     --   $(1,927)   $(1,927)         $   --
                                       ========   =======    =======          ======
Guaranteed accumulation benefits (2)   $251,825   $ 1,304    $    --          $1,304
                                       ========   =======    =======          ======
Guaranteed withdrawal benefits (2)     $ 52,757   $   (50)   $    --          $  (50)
                                       ========   =======    =======          ======
Other embedded derivative financial
   instruments (2)                     $  1,501   $    (3)   $    --          $   (3)
                                       ========   =======    =======          ======

----------
(1) Carrying value includes the effects of legally enforceable master netting agreements. Fair value and carrying value of the assets and liabilities exclude accrued periodic settlements, which are reported in accrued investment income or other invested assets.

(2) These embedded derivative financial instruments relate to the company's variable annuity business, which was fully reinsured by Prudential effective June 1, 2006 (see Note 3).

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2005.

                                                            CARRYING
                                      NOTIONAL     FAIR      VALUE        CARRYING VALUE
(IN THOUSANDS)                         AMOUNT     VALUE    ASSETS (1)   (LIABILITIES) (1)
                                      --------   -------   ----------   -----------------
AT DECEMBER 31, 2005
Financial futures contracts           $169,100   $    25     $    71         $ (46)
Interest rate cap agreements           186,300     2,721       2,912          (191)
                                      --------   -------     -------         -----
Total interest rate contracts         $355,400   $ 2,746     $ 2,983         $(237)
                                      ========   =======     =======         =====
Foreign currency swap agreements      $  7,500   $  (154)    $    --         $(154)
                                      ========   =======     =======         =====
Structured settlement annuity
   reinsurance agreement              $     --   $(1,473)    $(1,473)        $  --
                                      ========   =======     =======         =====
Guaranteed accumulation benefits      $194,098   $   553     $    --         $ 553
                                      ========   =======     =======         =====
Guaranteed accumulation benefits
   reinsurance agreement              $194,098   $  (553)    $  (553)        $  --
                                      ========   =======     =======         =====
Guaranteed withdrawal benefits        $ 21,746   $    (2)    $    --         $  (2)
                                      ========   =======     =======         =====
Guaranteed withdrawal benefits
   reinsurance agreement              $ 21,746   $     2     $     2         $  --
                                      ========   =======     =======         =====
Other embedded derivative financial
   instruments                        $  1,762   $    (3)    $    --         $  (3)
                                      ========   =======     =======         =====

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

     Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions. To limit this risk, the Company's senior management has established risk control limits. In addition, changes in fair value of the derivative financial instruments that the Company uses for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                                  2006                      2005
                                       ------------------------   ------------------------
                                       CONTRACTUAL                CONTRACTUAL
(IN THOUSANDS)                           AMOUNT      FAIR VALUE     AMOUNT      FAIR VALUE
                                       -----------   ----------   -----------   ----------
Commitments to extend mortgage loans     $14,723         $147        $12,516        $125
Private placement commitments                 --           --         15,000          --

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

8. RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

(IN THOUSANDS)                                              2006         2005
                                                         ----------   ----------
Immediate annuities:
   Structured settlement annuities                       $1,793,706   $1,752,386
   Other immediate annuities                                  9,815        7,998
Traditional life                                            117,419      105,393
Other                                                         5,552        4,098
                                                         ----------   ----------
   Total reserve for life-contingent contract benefits   $1,926,492   $1,869,875
                                                         ==========   ==========

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

       PRODUCT                         MORTALITY                INTEREST RATE         ESTIMATION METHOD
Structured settlement       U.S. population with projected   Interest rate        Present value of
annuities                   calendar year improvements;      assumptions range    contractually specified
                            mortality rates adjusted for     from 4.5% to 9.5%    future benefits
                            each impaired live based on
                            reduction in life expectancy
                            and nature of impairment

Other immediate annuities   1983 group annuity mortality     Interest rate        Present value of expected
                            table                            assumptions range    future benefits based on
                            1983 individual annuity          from 2.4% to 11.5%   historical experience
                            mortality table
                            Annuity 2000 mortality table

Traditional life            Actual company experience plus   Interest rate        Net level premium reserve
                            loading                          assumptions range    method using the
                                                             from 4.0% to 8.0%    Company's withdrawal
                                                                                  experience rates
Other:
   Variable annuity         90% of 1994 group annuity        Interest rate        Projected benefit ratio
   guaranteed minimum       mortality table with internal    assumptions range    applied to cumulative
   death benefits           modifications                    from 6.5% to 7.0%    assessments

   Supplemental             Actual company experience plus                        Unearned premium;
   accident and health      loading                                               additional contract
                                                                                  reserves for traditional
                                                                                  life

     To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $235.7 million and $257.5 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2006 and 2005, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

     At December 31, contractholder funds consists of the following:

(IN THOUSANDS)                        2006         2005
                                   ----------   ----------
Interest-sensitive life            $  476,729   $  427,523
Investment contracts:
   Fixed annuities                  3,667,459    3,381,034
   Immediate annuities and other      564,240      540,838
                                   ----------   ----------
      Total contractholder funds   $4,708,428   $4,349,395
                                   ==========   ==========

     The following table highlights the key contract provisions relating to contractholder funds:

           PRODUCT                      INTEREST RATE                   WITHDRAWAL/SURRENDER CHARGES
Interest-sensitive life        Interest rates credited range   Either a percentage of account balance or
                               from 2.7% to 5.5%               dollar amount grading off generally over 20
                                                               years

Fixed and immediate            Interest rates credited range   Either a declining or a level percentage
   annuities                   from 1.8% to 11.5% for          charge generally over nine years or less.
                               immediate annuities and 1.9%    Additionally, approximately 5.4% of fixed
                               to 6.7% for fixed annuities     annuities are subject to a market value
                                                               adjustment for discretionary withdrawals

Other:
   Variable guaranteed         Interest rates used in          Withdrawal and surrender charges are based on
      minimum income           establishing reserves range     the terms of the related variable annuity or
      benefit and secondary    from 1.8% to 10.3%              interest-sensitive life contract
      guarantees on
      variable annuities (1)

----------
(1) In 2006, the Company disposed its variable annuity business through reinsurance agreements with Prudential (see Note 3).

     Contractholder funds activity for the years ended December 31 is as follows:

(IN THOUSANDS)                           2006        2005
                                     ----------   ----------
BALANCE, BEGINNING OF YEAR           $4,349,395   $3,802,846
Deposits                                804,825      883,814
Interest credited                       178,493      173,984
Benefits                               (137,090)    (168,813)
Surrenders and partial withdrawals     (361,670)    (270,161)
Contract charges                        (44,954)     (41,856)
Net transfers to separate accounts      (18,127)     (39,765)
Other adjustments                       (62,444)       9,346
                                     ----------   ----------
BALANCE, END OF YEAR                 $4,708,428   $4,349,395
                                     ==========   ==========

     The Company offers various guarantees to variable annuity contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits), upon annuitization (income benefits), upon periodic withdrawal (withdrawal benefits), or at specified dates during the accumulation period (accumulation benefits). Liabilities for variable contract guarantees related to death benefits are included in reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Statements of Financial Position. All liabilities for variable contracts guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to the Prudential Reinsurance Agreements as disclosed in Note 3.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $954.2 million and $882.2 million of equity, fixed income and balanced mutual funds and $51.0 million and $44.0 million of money market mutual funds at December 31, 2006 and 2005, respectively.

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

                                                                                DECEMBER 31,
                                                                           ---------------------
   ($ IN MILLIONS)                                                            2006        2005
                                                                           ---------   ---------
IN THE EVENT OF DEATH
   Separate account value                                                  $ 1,005.2   $   926.3
   Net amount at risk (1)                                                  $    24.4   $    38.2
   Average attained age of contractholders                                  67 years    66 years
AT ANNUITIZATION
   Separate account value                                                  $    39.4   $    41.8
   Net amount at risk (2)                                                  $      --   $      --
   Weighted average waiting period until annuitization options available     7 years     8 years
FOR CUMULATIVE PERIODIC WITHDRAWALS
   Separate account value                                                  $    50.3   $    19.8
   Net amount at risk (3)                                                  $      --   $      --
ACCUMULATION AT SPECIFIED DATES
   Separate account value                                                  $   249.2   $   188.9
   Net amount at risk (4)                                                  $      --   $      --
   Weighted average waiting period until guarantee date                     10 years    11 years

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

     The following summarizes the liabilities for guarantees:

                                                                     LIABILITY FOR
                                         LIABILITY                     GUARANTEES
                                           FOR       LIABILITY FOR     RELATED TO
                                        GUARANTEES     GUARANTEES     ACCUMULATION
                                        RELATED TO     RELATED TO          AND
                                          DEATH          INCOME        WITHDRAWAL
(IN THOUSANDS)                           BENEFITS       BENEFITS        BENEFITS      TOTAL
                                        ----------   -------------   -------------   -------
Balance at December 31, 2004              $   662        $  81         $  (141)      $   602
   Less reinsurance recoverables               --           --             141           141
                                          -------        -----         -------       -------
Net balance at December 31, 2004              662           81              --           743

Incurred guaranteed benefits                1,582           28              --         1,610
Paid guarantee benefits                    (2,084)          (4)             --        (2,088)
                                          -------        -----         -------       -------
   Net change                                (502)          24              --          (478)

Net balance at December 31, 2005              160          105              --           265
   Plus reinsurance recoverables              104           --            (551)         (447)
                                          -------        -----         -------       -------
Balance, December 31, 2005 (1)            $   264        $ 105         $  (551)      $  (182)
   Less reinsurance recoverables             (104)          --             551           447
Net balance at December 31, 2005              160          105              --           265
Variable annuity business disposition
   related reinsurance recoverables          (304)         (97)             --          (401)
Incurred guaranteed benefits                  648           (7)             --           641
Paid guarantee benefits                      (504)          (1)             --          (505)
                                          -------        -----         -------       -------
   Net change                                (160)        (105)             --          (265)

Net balance at December 31, 2006               --           --              --            --
   Plus reinsurance recoverables            1,026           99          (1,353)         (228)
                                          -------        -----         -------       -------
Balance, December 31, 2006 (2)            $ 1,026        $  99         $(1,353)      $  (228)
                                          =======        =====         =======       =======

----------
(1) Included in the total liability balance are reserves for variable annuity death benefits of $264 thousand, variable annuity income benefits of $46 thousand, variable annuity accumulation benefits of $(553) thousand, variable annuity withdrawal benefits of $2 thousand and other guarantees of $59 thousand.

(2) Included in the total liability balance at December 31, 2006 are reserves for variable annuity death benefits of $1.03 million, variable annuity income benefits of $58 thousand, variable annuity accumulation benefits of $(1.3) million and other guarantees of $41 thousand.

9. REINSURANCE

     The Company reinsures certain of its risks to unaffiliated reinsurers and ALIC under yearly renewable term, coinsurance and modified coinsurance. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments.

     Mortality risk on policies in excess of $250 thousand per life is ceded to ALIC. As of December 31, 2006 and 2005, 39.4% and 37.6%, respectively, of our face amount of life insurance in force was reinsured to non-affiliates and ALIC.

     In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. As of December 31, 2006, the Company had reinsurance recoverables of $415.7 million due from Prudential related to the disposal of our variable annuity business that was effected through Reinsurance Agreements (see Note 3). In 2006, premiums and contract charges of $11.6 million, contract benefits of $1.6 million, interest credited to contractholder funds of $9.7 million, and operating costs and expenses of $4.8 million were ceded to Prudential pursuant to the Reinsurance Agreements. Prior to this disposal, the Company ceded 100% of the mortality and certain other risks related to product features on certain in-force variable annuity contracts. In addition, as of December 31, 2006 and 2005, the Company had reinsurance recoverables of $1.6 million and $1.4 million, respectively, due from subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of the direct response distribution business in 2003.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

(IN THOUSANDS)                                              2006       2005       2004
                                                          --------   --------   --------
PREMIUMS AND CONTRACT CHARGES
Direct                                                    $179,504   $150,749   $151,799
Assumed - non-affiliate                                      1,367        950        719
Ceded
   Affiliate                                                (4,614)    (4,795)    (4,329)
   Non-affiliate                                           (28,518)   (12,086)   (11,805)
                                                          --------   --------   --------
      Premiums and contract charges, net of reinsurance   $147,739   $134,818   $136,384
                                                          ========   ========   ========

     The effects of reinsurance on contract benefits and interest credited to contractholder funds for the years ended December 31 are as follows:

(IN THOUSANDS)                                        2006       2005       2004
                                                    --------   --------   --------
CONTRACT BENEFITS AND INTEREST CREDITED TO
   CONTRACTHOLDER FUNDS
Direct                                              $382,633   $353,277   $319,217
Assumed - non-affiliate                                  827        396        273
Ceded
   Affiliate                                          (1,427)    (1,154)      (985)
   Non-affiliate                                     (24,356)    (7,356)    (6,551)
                                                    --------   --------   --------
      Contract benefits and interest credited to
         contractholder funds, net of reinsurance   $357,677   $345,163   $311,954
                                                    ========   ========   ========

     In addition to amounts included in the table above are reinsurance premium ceded to ALIC of $3.0 million, $2.9 million and $2.7 million of premiums and contract charges ceded to ALIC during 2006, 2005 and 2004, respectively, under the terms of the structured settlement annuity reinsurance agreement (See Note
5).

10.  DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Deferred policy acquisitions costs for the years ended December 31 are as follows:

(IN THOUSANDS)                               2006       2005       2004
                                           --------   --------   --------
BALANCE, BEGINNING OF YEAR                 $318,551   $238,173   $187,437
   Disposition of operations (1) (2)        (79,670)        --     (3,213)
   Impact of adoption of SOP 03-1 (3)            --         --    (11,140)
   Acquisition costs deferred                62,937     68,205     92,502
   Amortization charged to income           (31,672)   (41,663)   (25,971)
   Effect of unrealized gains and losses      8,479     53,836     (1,442)
                                           --------   --------   --------
BALANCE, END OF YEAR                       $278,625   $318,551   $238,173
                                           ========   ========   ========

----------
(1) In 2006, DAC was reduced in connection with the disposition through reinsurance agreements of the Company's variable annuity business (see Note
     3).

(2) In 2004, DAC was reduced in connection with the disposition of the Company's direct response distribution business.

(3) In 2004, the impact of adoption of SOP 03-1 included a write-down in variable annuity DAC of $7.7 million, the reclassification of DSI from DAC to other assets resulting in a decrease to DAC of $4.1 million and an increase to DAC of $691 thousand for an adjustment to the effect of unrealized capital gains and losses.

     Net amortization charged to income includes $14.1 million, $3.7 million and $2.1 million in 2006, 2005 and 2004, respectively, due to realized capital gains and losses.

     As disclosed in Note 3, DAC and DSI balances were reduced during 2006 related to the disposal through reinsurance agreements of all of the variable annuity business. During 2005 and 2004, DAC and DSI amortization was estimated using stochastic modeling and was significantly impacted by the anticipated return on the underlying funds. The Company's long-term expectation of separate accounts fund performance, net of fees, was approximately 7% in 2005 and 8% in 2004. Whenever actual separate accounts fund performance based on the two most recent years varied from the expectation, the Company projected performance levels over the next five years such that the mean return over a seven-year period equaled the long-term expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company did not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluated the results of utilization of this process to confirm that it was reasonably possible that variable annuity and life fund performance would revert to the expected long-term mean within this time horizon.

     DSI activity for the twelve months ended December 31 was as follows:

(IN THOUSANDS)                            2006      2005    2004(2)
                                        -------   -------   -------
BALANCE, BEGINNING OF YEAR              $18,527   $ 2,955   $2,369
Disposition of operation (1)             (6,162)       --       --
Sales inducements deferred               15,740    16,923    1,531
Amortization charged to income           (4,417)   (2,373)    (760)
Effect of unrealized gains and losses     1,043     1,022     (185)
                                        -------   -------   ------
BALANCE, END OF YEAR                    $24,731   $18,527   $2,955
                                        =======   =======   ======
----------
(1) In 2006, DSI was reduced in connection with the disposition through reinsurance agreements of the Company's variable annuity business (see Note
     3).

(2) The January 1, 2004, balance includes a $3.0 million write-down of DSI due to the adoption of SOP 03-1 (see Note 2).

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

     The aggregate liability balance related to all guarantees was not material as of December 31, 2006.

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

     - For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the "Proceedings" subsection. The Company reviews these matters on an on-going basis and follows the provisions of SFAS No. 5, "Accounting for Contingencies" when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

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

PROCEEDINGS

     Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through several distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

     AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request. The case otherwise remains pending. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC filed a motion for interlocutory appeal from the partial summary judgment, which was granted by the trial court on January 4, 2007. AIC has filed a petition for immediate review of two controlling issues of law to the Court of Appeals for the Eighth Circuit and that petition is currently pending. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

     The Company recently concluded a periodic examination by state insurance regulators. Regulators focused, as they have with other insurers, on the Company's compliance with the state's replacement sales and record-keeping processes with regard to life insurance and annuities among other issues. They found that the Company failed to meet the requirements of applicable regulations. The Company has settled this examination and has substantially completed customer remediation related to replacement sales and is completing its other obligations arising from the examination.

OTHER MATTERS

     The Corporation and some of its subsidiaries, including the Company, have received interrogatories and demands for information from regulatory and enforcement authorities relating to various insurance products and practices. The areas of inquiry include variable annuity market timing and late trading. The Corporation and some of its subsidiaries, including the Company, have also received interrogatories and demands for information from authorities seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging. The Company believes that these inquiries are similar to those made to many financial services companies as part of industry-wide investigations by various authorities into the practices, policies and procedures relating to insurance and financial services products. Moreover, the Corporation has not received any communication from authorities related to the variable annuity market timing and late trading inquiries since November 2005. The Corporation and its subsidiaries have responded and will continue to respond to these inquiries.

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

     One or more of these matters could have an adverse effect on the Company's operating results or cash flows for a particular quarter or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection, in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

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

     The Internal Revenue Service ("IRS") has completed its review of the Corporation's federal income tax returns through the 2002 tax year and the statute of limitations has expired for these years. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the results of operations, cash flows or financial position of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

(IN THOUSANDS)                              2006        2005
                                         ---------   ---------
DEFERRED ASSETS
Life and annuity reserves                $  67,529   $  80,180
Other assets                                 1,924       1,376
                                         ---------   ---------
   Total deferred assets                    69,453      81,556
                                         ---------   ---------
DEFERRED LIABILITIES
Deferred policy acquisition costs          (59,986)    (78,316)
Unrealized net capital gains               (42,020)    (69,444)
Difference in tax bases of investments     (14,127)     (6,011)
Other liabilities                           (1,260)     (1,184)
                                         ---------   ---------
   Total deferred liabilities             (117,393)   (154,955)
                                         ---------   ---------
   Net deferred liability                $ (47,940)  $ (73,399)
                                         =========   =========

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

(IN THOUSANDS)                  2006      2005      2004
                              -------   -------   -------
Current                       $16,949   $24,132   $13,640
Deferred                          806    (3,187)    4,285
                              -------   -------   -------
   Total income tax expense   $17,755   $20,945   $17,925
                              =======   =======   =======

     The Company paid income taxes of $23.2 million, $18.4 million and $5.8 million in 2006, 2005 and 2004, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                            2006   2005   2004
                                            ----   ----   ----
Statutory federal income tax rate           35.0%  35.0%  35.0%
State income tax expense                     2.7    3.0    2.1
Adjustment for prior year tax liabilities   (1.9)   0.3   (0.4)
Other                                       (1.7)  (0.5)  (1.2)
                                            ----   ----   ----
Effective income tax rate                   34.1%  37.8%  35.5%
                                            ====   ====   ====

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

     Statutory net income for 2006, 2005 and 2004 was $33.4 million, $35.9 million and $13.6 million, respectively. Statutory capital and surplus as of December 31, 2006 and 2005 was $444.6 million and $410.3 million, respectively.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2007 without prior approval of the New York State Insurance Department is $26.2 million. In the twelve-month period beginning January 1, 2006, the Company did not pay any dividends.

14. BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     The Company utilizes the services of AIC employees. AIC provides various benefits, described in the following paragraphs, to its employees. The Company is allocated an appropriate share of the costs associated with these benefits in accordance with a service and expense agreement.

     Defined pension plans, sponsored by AIC, cover most full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. The Company uses the accrual method for its defined benefit plans in accordance with accepted actuarial methods. AIC's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income for the pension plans in 2006, 2005 and 2004 was $3.3 million, $1.8 million and $1.5 million, respectively.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $509 thousand, $543 thousand and $588 thousand for postretirement benefits other than pension plans in 2006, 2005 and 2004, respectively.

PROFIT SHARING PLAN

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance. The Company's allocation of profit sharing expense from the Corporation was $1.4 million, $764 thousand and $1.3 million in 2006, 2005 and 2004, respectively.

15. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income on a pretax and after-tax basis for the years ended December 31 are as follows:

                                                            2006
                                               ------------------------------
                                                                      AFTER-
(IN THOUSANDS)                                   PRETAX      TAX        TAX
                                               ---------   -------   --------
Unrealized holding losses arising during the
   period                                      $(102,314)  $35,810   $(66,504)
Less: reclassification adjustment                (23,960)    8,386    (15,574)
                                               ---------   -------   --------
Unrealized net capital gains and losses          (78,354)   27,424    (50,930)
                                               ---------   -------   --------
Other comprehensive loss
                                               $ (78,354)  $27,424   $(50,930)
                                               =========   =======   ========

                                                            2005
                                               -----------------------------
                                                                     AFTER-
(IN THOUSANDS)                                  PRETAX      TAX        TAX
                                               --------   -------   --------
Unrealized holding losses arising during the
   period                                      $(46,529)  $16,285   $(30,244)
Less: reclassification adjustment                (6,087)    2,130     (3,957)
                                               --------   -------   --------
Unrealized net capital gains and losses         (40,442)   14,155    (26,287)
                                               --------   -------   --------
Other comprehensive loss                       $(40,442)  $14,155   $(26,287)
                                               ========   =======   ========

                                                           2004
                                               ---------------------------
                                                                    AFTER-
(IN THOUSANDS)                                  PRETAX     TAX       TAX
                                               -------   -------   -------
Unrealized holding gains arising during the
   period                                      $20,221   $(7,077)  $13,144
Less: reclassification adjustment               (5,211)    1,824    (3,387)
                                               -------   -------   -------
Unrealized net capital gains and losses         25,432    (8,901)   16,531
                                               -------   -------   -------
Other comprehensive income                     $25,432   $(8,901)  $16,531
                                               =======   =======   =======

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2006 and 2005 and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company of New York as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004.


/s/ Deloitte & Touche LLP
-------------------------
Chicago, Illinois
March 9, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Act and made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1), (2), (3) and (4) Disclosure of fees -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2006 and 2005.

                   2006       2005
                 --------   --------
Audit fees (a)   $344,300   $360,599
                 --------   --------
TOTAL FEES       $344,300   $360,599
                 ========   ========

(a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.

(5)(i) and (ii) Audit committee's pre-approval policies and procedures -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life Insurance Company of New York. Those policies and procedures are incorporated into this Item 14 (5) by reference to
Exhibit 99 - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services (the "Pre-Approval Policy"). In addition, in 2005 the Board of Directors of Allstate Life Insurance Company of New York adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life Insurance Company of New York and provided that references to the "audit committee" would mean Allstate Life Insurance Company of New York's Board. All of the services provided by Deloitte & Touche LLP to Allstate Life Insurance Company of New York in 2006 and 2005 were pre-approved by The Allstate Corporation Audit Committee and the Allstate Life Insurance Company of New York Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                  10.7 Amendment Number One to the Principal Underwriting Agreement between Allstate Life Insurance Company of New York and Allstate Distributors, L.L.C. effective October 1, 2002. Incorporated herein by reference to
                         Exhibit 10.1 to Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

                 10.10 Assumption Reinsurance Agreement between Allstate Life Insurance Company and Allstate Life Insurance Company of New York effective July 1, 1984. Incorporated herein by reference to Exhibit 10.7 to Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

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

                 10.13 Stop Loss Reinsurance Agreement between Allstate Life Insurance Company and Allstate Life Insurance Company of New York effective December 31, 2001. Incorporated herein by reference to Exhibit 10.16 to Allstate Life Insurance Company of New York's Annual Report on Form 10-K for 2003.

                 10.14 Automatic Annuity Reinsurance Agreement between Allstate Life Insurance Company of New York and Allstate Life Insurance Company, effective January 2, 2004. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for quarter ended June 30, 2004.

                 10.15 Amendment No. 1 to Automatic Annuity Reinsurance Agreement between Allstate Life Insurance Company of New York and Allstate Life Insurance Company, effective January 1, 2005. Incorporated herein by reference to
                         Exhibit 10.1 to Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for quarter ended March 31, 2005.

                 10.16 Amendment No. 2 to Automatic Annuity Reinsurance Agreement between Allstate Life Insurance Company of New York and Allstate Life Insurance Company, effective June 1, 2006. Incorporated herein by reference to
                         Exhibit 10.1 to Allstate Life Insurance Company of New York's Current Report on Form 8-K filed June 7, 2006.

                    23   Consent of Independent Registered Public Accounting
                         Firm

                  31.1   Rule 15d-14(a) Certification of Principal Executive
                         Officer

                  31.2   Rule 15d-14(a) Certification of Principal Financial
                         Officer

                    32   Section 1350 Certifications

                    99 The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services effective November 10, 2003. Incorporated herein by reference to Exhibit 99(ii) to Allstate Life Insurance Company of New York's Annual Report on Form 10-K for 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                     (Registrant)


March 13, 2007                       /s/ Samuel H. Pilch
                                     -------------------------------------------
                                     By: Samuel H. Pilch
                                     (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                    DATE
           ---------                         -----                    ----


/s/ Casey J. Sylla               Chairman of the Board,          March 13, 2007
------------------------------   President and a Director
Casey J. Sylla                   (Principal Executive Officer)


/s/ John C. Pintozzi             Vice President, Chief           March 13, 2007
------------------------------   Financial Officer and a
John C. Pintozzi                 Director
                                 (Principal Financial Officer)


/s/ Marcia D. Alazraki           Director                        March 12, 2007
------------------------------
Marcia D. Alazraki


/s/ Vincent A. Fusco             Director                        March 12, 2007
------------------------------
Vincent A. Fusco


/s/ Cleveland Johnson, Jr.       Director                        March 12, 2007
------------------------------
Cleveland Johnson, Jr.


/s/ John C. Lounds               Director                        March 12, 2007
------------------------------
John C. Lounds


                                 Director                        March 12, 2007
------------------------------
Kenneth R. O'Brien


/s/ John R. Raben, Jr.           Director                        March 12, 2007
------------------------------
John R. Raben, Jr.


/s/ Phyllis Hill Slater          Director                        March 12, 2007
------------------------------
Phyllis Hill Slater


/s/ Kevin R. Slawin              Director                        March 12, 2007
------------------------------
Kevin R. Slawin


/s/ Michael J. Velotta           Director                        March 12, 2007
------------------------------
Michael J. Velotta


/s/ Douglas B. Welch             Director                        March 12, 2007
------------------------------
Douglas B. Welch


/s/ Patricia W. Wilson           Director                        March 12, 2007
------------------------------
Patricia W. Wilson

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
          SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                DECEMBER 31, 2006

                                                                                                        AMOUNTS AT
                                                                                                       WHICH SHOWN
                                                                                                        ON BALANCE
(IN THOUSANDS)                                                                  COST      FAIR VALUE      SHEET
                                                                             ----------   ----------   -----------
Type of investment
Fixed Maturities:
   Bonds:
      United States government, government agencies and authorities          $  541,877   $  729,111    $  729,111
      States, municipalities and political subdivisions                         314,768      323,003       323,003
      Foreign governments                                                       244,544      304,947       304,947
      Public utilities                                                          654,671      691,659       691,659
      All other corporate bonds                                               2,559,833    2,613,103     2,613,103
   Commercial mortgage-backed securities                                        669,303      673,179       673,179
   Mortgage-backed securities                                                   439,938      433,196       433,196
   Asset-backed securities                                                      107,922      109,022       109,022
   Redeemable preferred stocks                                                    9,371        9,919         9,919
                                                                             ----------   ----------    ----------
      Total fixed maturities                                                  5,542,227   $5,887,139     5,887,139
                                                                             ----------   ==========    ----------

Mortgage loans on real estate                                                   708,449                    708,449
Policy loans                                                                     38,168                     38,168
Short-term investments                                                          142,334                    142,334
Derivative instruments                                                            3,784                      3,784
                                                                             ----------                 ----------
      Total investments                                                      $6,434,962                 $6,779,874
                                                                             ==========                 ==========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE

                                                                                            PERCENTAGE
                                                                                             OF AMOUNT
                                           GROSS                                  NET         ASSUMED
(IN THOUSANDS)                            AMOUNT        CEDED       ASSUMED      AMOUNT       TO NET
                                       -----------   ----------    --------   -----------   ----------
YEAR ENDED DECEMBER 31, 2006
Life insurance in force                $28,410,800   $11,524,333   $810,202   $17,696,669       4.6%
                                       ===========   ===========   ========   ===========
Premiums and contract charges:
   Life and annuities                  $   170,625   $    29,392   $  1,367   $   142,600       0.9%
   Accident and health                       8,878         3,739         --         5,139        --
                                       -----------   -----------   --------   -----------
                                       $   179,503   $    33,131   $  1,367   $   147,739       0.9%
                                       ===========   ===========   ========   ===========
YEAR ENDED DECEMBER 31, 2005
Life insurance in force                $25,508,599   $ 9,806,717   $540,025   $16,241,907       3.3%
                                       ===========   ===========   ========   ===========
Premiums and contract charges:
   Life and annuities                  $   142,091   $    12,372   $    950   $   130,669       0.7%
   Accident and health                       8,658         4,509         --         4,149        --
                                       -----------   -----------   --------   -----------
                                       $   150,749   $    16,881   $    950   $   134,818       0.7%
                                       ===========   ===========   ========   ===========
YEAR ENDED DECEMBER 31, 2004
Life insurance in force                $23,151,807   $ 7,605,444   $302,905   $15,849,268       1.9%
                                       ===========   ===========   ========   ===========
Premiums and contract charges:
   Life and annuities                  $   142,729   $     9,952   $    382   $   133,159       0.3%
   Accident and health                       9,070         6,182        337         3,225      10.4%
                                       -----------   -----------   --------   -----------
                                       $   151,799   $    16,134   $    719   $   136,384       0.5%
                                       ===========   ===========   ========   ===========