Form 10-Q
period 2007-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2007-05-07
CIK 839759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 7, 2007, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2007	2006
	(unaudited)
Revenues
Premiums	$17,732	$14,069
Contract charges	14,398	17,587
Net investment income	93,968	92,893
Realized capital gains and losses	(1,905)	(15,136)
	124,193	109,413

Costs and expenses
Contract benefits	42,833	43,330
Interest credited to contractholder funds	43,650	41,874
Amortization of deferred policy acquisition costs	17,760	420
Operating costs and expenses	9,144	13,886
	113,387	99,510

Loss on disposition of operations	(385)	—

Income from operations before income tax expense	10,421	9,903

Income tax expense	3,748	3,631

Net income	$6,673	$6,272

See notes to condensed financial statements

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,671,379 and $5,542,227)	$6,026,532	$5,887,139
Mortgage loans	693,015	708,449
Short-term	217,711	142,334
Policy loans	37,484	38,168
Other	2,495	3,784
Total investments	6,977,237	6,779,874

Cash	12,613	7,090
Deferred policy acquisition costs	258,560	278,625
Accrued investment income	62,289	63,843
Reinsurance recoverables	422,707	437,422
Current income tax receivable	—	862
Other assets	54,368	42,488
Separate Accounts	1,004,489	1,009,784
Total assets	$8,792,263	$8,619,988

Liabilities
Contractholder funds	$4,696,297	$4,708,428
Reserve for life-contingent contract benefits	1,940,362	1,926,492
Deferred income taxes	43,223	47,940
Other liabilities and accrued expenses	438,813	243,338
Payable to affiliates, net	5,181	30,031
Current income taxes payable	6,016	—
Reinsurance payable to parent	—	979
Separate Accounts	1,004,489	1,009,784
Total liabilities	8,134,381	7,966,992

Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	437,948	432,458
Accumulated other comprehensive income:
Unrealized net capital gains and losses	77,434	78,038
Total accumulated other comprehensive income	77,434	78,038
Total shareholder’s equity	657,882	652,996
Total liabilities and shareholder’s equity	$8,792,263	$8,619,988

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2007	2006
	(unaudited)
Cash flows from operating activities
Net income	$6,673	$6,272
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(18,666)	(16,340)
Realized capital gains and losses	1,905	15,136
Loss on disposition of operations	385	—
Interest credited to contractholder funds	43,650	41,874
Changes in:
Contract benefits and other insurance reserves	(199)	4,693
Deferred policy acquisition costs	8,933	(14,916)
Income taxes payable	3,123	2,784
Other operating assets and liabilities	(34,195)	(3,360)
Net cash provided by operating activities	11,609	36,143

Cash flows from investing activities
Proceeds from sales of fixed income securities	71,336	180,165
Investment collections
Fixed income securities	32,988	37,256
Mortgage loans	20,576	16,718
Investment purchases
Fixed income securities	(137,178)	(251,851)
Mortgage loans	(4,977)	(33,250)
Change in short-term investments, net	34,715	(33,552)
Change in other investments, net	(115)	892
Net cash provided by (used in) investing activities	17,345	(83,622)

Cash flows from financing activities
Contractholder fund deposits	94,928	185,735
Contractholder fund withdrawals	(118,359)	(135,920)
Net cash (used in) provided by financing activities	(23,431)	49,815

Net increase in cash	5,523	2,336
Cash at beginning of period	7,090	3,818
Cash at end of period	$12,613	$6,154

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

The condensed financial statements and notes as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Pubic Accountants (“AICPA”) issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.  In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying the SOP.  The Company adopted the provisions of SOP 05-1 on January 1, 2007, for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption resulted in a $1.2 million after-tax adjustment to unamortized DAC and DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1.  This adjustment was recorded as a reduction of retained income at January 1, 2007, and a reduction of DAC and DSI balances of $1.8 million, pretax.  The ongoing effects of SOP 05-1 are not expected to have a material impact on the Company’s results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which are effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments at the date of adoption that contained embedded derivatives requiring bifurcation pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  The Company adopted the provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006, on January 1, 2007.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had no liability for net unrecognized tax benefits at January 1, 2007, and does not believe that it is reasonably possible that this balance will significantly change within the next 12 months.

The Internal Revenue Service (“IRS”) completed its review of the Company’s federal income tax returns through the 2002 tax year and the statute of limitations has expired on those years.  The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements.  SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice.  SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures.  If a company’s existing methods for assessing the materiality of misstatements are not in compliance with the provisions of SAB 108, the initial application of the provisions may be adopted by restating prior period financial statements under certain circumstances or otherwise by recording the cumulative effect of initially applying the provisions of SAB 108 as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained income.  The provisions of SAB 108 must be applied no later than the annual financial statements issued for the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 in the fourth quarter of 2006 did not have any effect on its results of operations or financial position.

Financial Accounting Standards Board Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

The Company adopted Financial Accounting Standards Board (“FASB”) FSP FAS 115-1 as of January 1, 2006.  FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance.  FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security.  The adoption of FSP FAS 115-1 was required on a prospective basis and did not have a material effect on the results of operations or financial position of the Company.

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

Pending accounting standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The effects of adoption will be determined by the types of instruments carried at fair value in the Company’s financial statements at the time of adoption as well as the methods utilized to determine their fair values prior to adoption.  Based on the Company’s current use of fair value measurements, SFAS No. 157 is not expected to have a material effect on the results of operations or financial position of the Company.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157.  Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined.

2.  Supplemental Cash Flow Information

Liabilities for collateral received in conjunction with the Company’s securities lending business activities are reported in other liabilities and accrued expenses in the Condensed Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Condensed Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the three months ended March 31 are as follows:

	Three months ended March 31,
(in thousands)	2007	2006

Net change in proceeds managed
Net change in fixed income securities	$(72,717)	$(93,008)
Net change in short-term investments	(107,174)	(76,545)
Operating cash flow used	$(179,891)	$(169,553)

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(199,486)	$(149,465)
Liabilities for collateral and security repurchase, end of period	(379,377)	(319,018)
Operating cash flow provided	$179,891	$169,553

3.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
(in thousands)	2007	2006
Premiums and contract charges
Direct	$41,689	$37,857
Assumed — non-affiliate	338	360
Ceded
Affiliate	(992)	(1,358)
Non-affiliate	(8,905)	(5,203)
Premiums and contract charges, net of reinsurance	$32,130	$31,656

The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
(in thousands)	2007	2006
Contract benefits
Direct	$48,092	$47,125
Assumed — non-affiliate	252	97
Ceded
Affiliate	(1,175)	110
Non-affiliate	(4,336)	(4,002)
Contract benefits, net of reinsurance	$42,833	$43,330

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended March 31,
(in thousands)	2007	2006
Interest credited to contractholder funds
Direct	$47,140	$41,830
Assumed — non-affiliate	6	44
Ceded — non-affiliate	(3,496)	—
Interest credited to contractholder funds, net of reinsurance	$43,650	$41,874

In addition to amounts included in the tables above are reinsurance premiums ceded to ALIC of $778 thousand and $739 thousand for the three months ended March 31, 2007 and 2006, respectively, under the terms of the structured settlement annuity reinsurance agreement.

Variable Annuity Business

On June 1, 2006, in accordance with the terms of the definitive Master Transaction Agreement and related agreements (“collectively the “Agreement”) the Company, its parent ALIC, and the Corporation, completed the disposal through reinsurance of all of the Company’s variable annuity business to Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”).  For the Company, this disposal achieved the economic benefit of transferring to Prudential the future rights and obligations associated with this business.

The disposal was effected through reinsurance agreements (the “Reinsurance Agreements”) which include both coinsurance and modified coinsurance provisions.  Coinsurance and modified coinsurance provisions are commonly used in the reinsurance of variable annuities because variable annuities generally include both separate account and general account liabilities.  When contractholders make a variable annuity deposit, they must choose how to allocate their account balances between a selection of variable-return mutual funds that must be held in a separate account and fixed-return funds held in the Company’s general account.  In addition, variable annuity contracts include various benefit guarantees that are general account obligations of the Company.  The Reinsurance Agreements do not extinguish the Company’s primary liability under the variable annuity contracts.

Variable annuity balances invested in variable-return mutual funds are held in separate accounts, which are legally segregated assets and available only to settle separate account contract obligations.  Because the separate account assets must remain with the Company under insurance regulations, modified coinsurance is typically used when parties wish to transfer future economic benefits of such business.  Under the modified coinsurance provisions, the separate account assets remain on the Company’s Condensed Statements of Financial Position, but the related results of operations are fully reinsured and presented net of reinsurance on the Condensed  Statements of Operations.

The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed-return fund options and benefit guarantees. $440.0 million of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance provisions as of the transaction closing date.  General account liabilities of $399.2 million at March 31, 2007 and $415.7 million as of December 31, 2006, however, remain on the Statements of Financial Position with a corresponding reinsurance recoverable.

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

Under the Agreement, the Company, ALIC and the Corporation have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and ALIC and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain.  In addition, the Company, ALIC and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and ALIC, and their agents, including in connection with the Company’s and ALIC’s provision of transition services.  The Reinsurance Agreements contain no limits or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.

 The terms of the Agreement give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years.  During a transition period, the Company and ALIC will continue to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and, for a period of twenty-four months or less from the effective date of the transaction, service the reinsured business while Prudential prepares for the migration of the business onto its servicing platform.

Pursuant to the Agreement, the consideration was $51.6 million.  The disposal resulted in a reinsurance loss of $9.3 million, pretax. This reinsurance loss and other transactional expenses incurred are included as a component of loss on disposition of operations on the Statements of Operations and Comprehensive Income and amounted to $10.7 million, pretax ($7.0 million, after-tax) during 2006 and $385 thousand in the first quarter of 2007.  DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance were $1.00 billion as of March 31, 2007 and $1.01 billion as of December 31, 2006.  Separate account balances totaling approximately $3.0 million at March 31, 2007 and $2.7 million at December 31, 2006 relate to the variable life business that is being retained.  In the first quarter of 2006 prior to its disposition, the Company’s variable annuity business generated approximately $4.4 million in contract charges.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2007.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation and otherwise expand overall regulation of insurance products and the insurance industry.  The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC” I suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).  In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.” The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request. On March 21, 2007, the judge entered a memorandum and order tentatively indicating that he intends to dismiss most or all of the claims asserted in the consolidated EEOC 1 and Romero I litigation.  The case otherwise remains pending. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  AIC’s petitions for interlocutory review of the trial court’s summary judgment order were granted. AIC’s interlocutory appeal is now pending in the Court of Appeals for the Eighth Circuit. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  These plaintiffs have asserted breach of contract and ERISA claims.  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005.  On March 21, 2007, the trial judge entered a memorandum and order tentatively indicating that he intends to dismiss most or all of the claims asserted in this case.  In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.  The outcome of these disputes is currently uncertain.

The Company recently concluded a periodic examination by state insurance regulators.  Regulators focused, as they have with other insurers, on the Company’s compliance with the state’s replacement sales and record-keeping processes with regard to life insurance and annuities among other issues.  They found that the Company failed to meet the requirements of applicable regulations.  The Company has settled this examination and has substantially completed customer remediation related to replacement sales and is completing its other obligations arising from the examination.

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

5.  Other Comprehensive Income

The components of other comprehensive loss on a pretax and after-tax basis are as follows:

	Three months ended March 31,
(in thousands)	2007			2006
	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized holding gains (losses) arising during the period	$211	(74)	$137	$(106,593)	$37,307	$(69,286)
Less: reclassification adjustment of realized capital gains and losses	1,140	(399)	741	(18,075)	6,326	(11,749)

Other comprehensive loss	$(929)	325	(604)	$(88,518)	$30,981	(57,537)

Net income			6,673			6,272

Comprehensive income (loss)			$6,069			$(51,265)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of March 31, 2007, and the related condensed statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2006, and the related statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2007, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois
May 4, 2007

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as “we”, “ALNY”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2006.  We operate as a single segment entity based on the manner in which we use financial information to evaluate and determine the allocation of resources.

OPERATIONS

Effective June 1, 2006, we disposed of our variable annuity business through reinsurance. The following table presents the results of operations attributable to the variable annuity business for the period of 2006 prior to the disposition.

(in thousands)	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Favorable/(unfavorable)
Contract charges	$4,428	$3,675	$8,103
Net investment income	5,235	3,554	8,789
Periodic settlements and accruals on non-hedge derivative instruments (1)	9	24	33
Contract benefits	(1,861)	(256)	(2,117)
Interest credited to contractholder funds (2)	(4,173)	(2,742)	(6,915)
Gross margin (3)	3,638	4,255	7,893
Realized capital gains and losses	(3,638)	(474)	(4,112)
Amortization of DAC and DSI(2)	10,261	(2,477)	7,784
Operating costs and expenses	(2,522)	(872)	(3,394)
Loss on disposition of operations	—	(7,748)	(7,748)
Income from operations before income tax expense	$7,739	$(7,316)	$423

Investment margin	$1,071	$836	$1,907
Benefit margin	(1,605)	485	(1,120)
Contract charges and fees	4,172	2,934	7,106
Gross margin (3)	$3,638	$4,255	$7,893

(1)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(2)          For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items.  Amortization of DSI for variable annuities totaled $595 thousand (favorable to income) in the first quarter of 2006 and $(88) thousand in the second quarter of 2006.

(3)          Gross margin and its components are measures that are not based on generally accepted accounting principals (“non-GAAP”).  Gross margin, investment margin and benefit margin are defined on pages 17, 18 and 19, respectively.

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, and other insurance products  that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive life, fixed annuities and variable annuities  for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.  Subsequent to the close of our reinsurance transaction with Prudential Financial Inc. (“Prudential”) on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Statements of Operations (see Note 3 to the Condensed Financial Statements).

The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in thousands)	2007	2006

Premiums
Traditional life	$6,384	$4,609
Immediate annuities with life contingencies	9,799	8,264
Accident and health and other	1,549	1,196
Total premiums	17,732	14,069

Contract charges
Interest-sensitive life	12,251	11,230
Fixed annuities	2,147	1,929
Variable annuities	—	4,428
Total contract charges	14,398	17,587

Premiums and contract charges	$32,130	$31,656

Total premiums increased 26.0% to $17.7 million in the first quarter of 2007 compared to the same period of 2006.  The increase was due to higher sales of traditional life products and immediate annuities with life contingencies.

Contract charges decreased 18.1% to $14.4 million in the first quarter of 2007 compared to the same period of 2006.   Excluding contract charges on variable annuities, all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 9.4% in the first quarter of 2007 compared to the first quarter of 2006.  The increase was due to higher contract charges on interest-sensitive life products resulting from growth of business in force.

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

 The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in thousands)	2007	2006
Contractholder funds, beginning balance	$4,708,428	$4,349,395

Deposits
Fixed annuities	69,632	146,827
Interest-sensitive life	23,129	24,284
Variable annuity and life deposits allocated to fixed accounts	15	9,341
Total deposits	92,776	180,452

Interest credited	44,214	44,331

Benefits, withdrawals and other adjustments
Benefits	(38,056)	(35,691)
Surrenders and partial withdrawals	(80,303)	(89,438)
Contract charges	(11,692)	(10,784)
Net transfers to separate accounts	—	(10,791)
Other adjustments	(19,070)	(481)
Total benefits, withdrawals and other adjustments	(149,121)	(147,185)

Contractholder funds, ending balance	$4,696,297	$4,426,993

Contractholder funds decreased 0.3% and increased 1.8% in the first quarter of 2007 and 2006, respectively.  Average contractholder funds increased 7.2% and 12.0% in the first quarters of 2007 and 2006, respectively, compared to the same periods in the prior years.

Contractholder deposits decreased 48.6% in the first quarter of 2007 compared to the same period of 2006 due to lower deposits on fixed annuities and the absence in the first quarter of 2007 of variable annuity deposits allocated to fixed accounts due to the reinsurance of the business effective June 1, 2006.  Subsequent to the effective date of the transaction, the net change in contractholder funds due to the reinsured variable annuity business is reflected as a component of other adjustments in the table above.  Fixed annuity deposits in the first quarter of 2007 were $69.6 million a decrease of 52.6% compared to the same period in the prior year.  This decrease is indicative of lower industry-wide fixed annuity sales and reflects reduced consumer demand as competing short-term and equity-based investment alternatives continued to be relatively attractive during the quarter.  Our strategy to raise returns on the capital that supports these products also contributed to the decline.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products decreased 10.2% in the first quarter of 2007 compared to the same period in 2006, and the annualized withdrawal rate, based on the beginning of the period contractholder funds balance, decreased to 8.6% in the first quarter of 2007 compared to 9.4% for the first quarter of 2006.

Net investment income increased 1.2% in the first quarter of 2007 compared to the same period in 2006 due to higher average fixed income security balances and increased yields on fixed income securities.  Higher average fixed income security balances resulted primarily from the investment of cash flows from operating activities, including increased funds associated with securities lending business activities.

Net income analysis is presented in the following table.

	Three Months Ended March 31,
(in thousands)	2007	2006

Premiums	$17,732	$14,069
Contract charges(1)	14,398	17,588
Net investment income	93,968	92,893
Periodic settlements and accruals on non-hedge derivative instruments(2)	760	424
Contract benefits	(42,833)	(43,330)
Interest credited to contractholder funds(3)	(41,319)	(40,478)
Gross margin	42,706	41,166

Amortization of DAC and DSI (3) (4)	(19,370)	(13,410)
Operating costs and expenses	(9,144)	(13,886)
Income tax expense	(5,170)	(5,156)
Realized capital gains and losses, after-tax	(1,181)	(9,317)
DAC and DSI amortization expense related to realized capital gains and losses, after-tax (4)	(447)	7,136
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(471)	(261)
Loss in disposition of operations, after-tax	(250)	—
Net income	$6,673	$6,272

(1)          Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with deferred policy acquisition costs (“DAC”).  Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin.  There was no amortization of deferred loads related to realized capital gains and losses in the first quarter of 2007.  Amortization of deferred loads related to realized capital gains and losses totaled $1 thousand in the first quarter of 2006.

(2)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)          For the purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in substance of the two items.  Amortization of DSI totaled $2.3 million and $1.4 million in the first quarters of 2007 and 2006, respectively.

(4)          Amortization of DAC and DSI related to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business.  Amortization of DAC and DSI relating to realized capital gains and losses was $(721) thousand and $11.6 million in the first quarters of 2007 and 2006, respectively.

Gross margin, a non-GAAP measure, is comprised of premiums and contract charges, and net investment income, less contract benefits and interest credited to contractholder funds excluding amortization of DSI. Gross margin also includes periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under “investment margin”). We use gross margin as a component of our evaluation of the profitability of our life insurance and financial product portfolio.  Additionally, for many of our products, including fixed annuities, variable life and annuities, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin.  Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees.  We believe gross margin and its components are useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance.  Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business.  Net income is the GAAP measure that is most directly comparable to these margins.  Gross margin is reconciled to GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended March 31,
	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Premiums	$—	$—	$17,732	$14,069	$—	$—	$17,732	$14,069
Contract charges (1)	—	—	8,303	7,980	6,095	9,608	14,398	17,588
Net investment income	93,968	92,893	—	—	—	—	93,968	92,893
Periodic settlements and accruals on non-hedge derivative instruments (2)	760	424	—	—	—	—	760	424
Contract benefits	(26,607)	(25,520)	(16,226)	(17,810)	—	—	(42,833)	(43,330)
Interest credited to contractholder funds(3)	(41,319)	(40,478)	—	—	—	—	(41,319)	(40,478)
	$26,802	$27,319	$9,809	$4,239	$6,095	$9,608	$42,706	$41,166

(1)          Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with DAC.  Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin.  There was no amortization of deferred loads related to realized capital gains and losses in the first quarter of 2007.  Amortization of deferred loads related to realized capital gains and losses totaled $1 thousand in the first quarter of 2006.

(2)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)          For the purposes of calculating gross margin, amortization of DSI is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to similarity in the substance of the two items.  Amortization of DAC and DSI relating to realized capital gains and losses was $(721) thousand and $11.6 million in the first quarters of 2007 and 2006, respectively.

The increase in gross margin of 3.7% in the first quarter of 2007 compared to the same period in the prior year includes the impact of gross margin on variable annuities, which were fully reinsured effective June 1, 2006.  Excluding the impact of the reinsured variable annuity business, gross margin increased 13.8% due to higher benefit and investment margin as well as increased contract charges and fees.

Investment margin is a component of gross margin, both of which are non-GAAP measures. Investment margin represents the excess of net investment income and periodic settlements and accruals on non-hedge derivative instruments over interest credited to contractholder funds and the implied interest on life-contingent immediate annuities included in the reserve for life-contingent contract benefits.  We utilize derivative instruments as economic hedges of investments or contractholder funds or to replicate fixed income securities.  These instruments do not qualify for hedge accounting or are not designated as hedges for accounting purposes.  Such derivatives are accounted for at fair value, and reported in realized capital gains and losses.  Periodic settlements and accruals on these derivative instruments are included as a component of gross margin, consistent with their intended use to enhance or maintain investment income and margin, and together with the economically hedged investments or product attributes (e.g., net investment income or interest credited to contractholders funds) or replicated investments, to appropriately reflect trends in product performance.  Amortization of DSI is excluded from interest credited to contractholder funds for purposes of calculating investment margin. We use investment margin to evaluate our profitability related to the difference between investment returns on assets supporting certain products and amounts credited to customers (“spread”) during the fiscal period.

Investment margin by product group is shown in the following table.

	Three Months Ended March 31,
(in thousands)	2007	2006
Annuities	$24,092	$24,904
Life insurance	2,710	2,415
Total investment margin	$26,802	$27,319

Investment margin decreased 1.9% in the first quarter of 2007 compared to the same period in the prior year, which included investment margin on variable annuities that was fully reinsured effective June 1, 2006.  Excluding the impact of the reinsured variable annuity business, investment margin increased 2.1% due to growth in business in force.

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	5.6%	5.6%	4.7%	4.5%	0.9%	1.1%
Deferred fixed annuities	5.6	5.4	3.3	3.1	2.3	2.3
Immediate fixed annuities with and without life contingencies	7.3	7.4	6.6	6.7	0.7	0.7
Investments supporting capital, traditional life and other products	5.6	6.2	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Three Months Ended March 31,
(in thousands)	2007	2006
Immediate fixed annuities with life contingencies	$1,579,403	$1,514,713
Other life contingent contracts and other	360,959	323,496
Reserve for life-contingent contract benefits	$1,940,362	$1,838,209

Interest-sensitive life	$486,415	$439,815
Deferred fixed annuities	3,642,861	3,441,421
Immediate fixed annuities without life contingencies and other	567,021	545,757
Contractholder funds	$4,696,297	$4,426,993

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

Benefit margin by product group is shown in the following table.

	Three Months Ended March 31,
(in thousands)	2007	2006
Life insurance	$7,153	$5,551
Annuities	2,656	(1,312)
Total benefit margin	$9,809	$4,239

Benefit margin increased 131.4% in the first quarter of 2007 compared to the same period in the prior year.  The prior year was impacted by a negative benefit margin on variable annuities, which were fully reinsured effective June 1, 2006.  Excluding the impact of the reinsured variable annuity business, benefit margin increased 67.8% in the first quarter of 2007 compared to the same period in the prior year due to growth of life insurance in-force and favorable mortality experience on immediate annuities with life contingencies.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, increased 44.4% or $6.0 million in the first quarter of 2007 compared to the same period in the prior year due to higher amortization acceleration relating to our annual review of DAC and DSI assumptions (commonly referred to as “unlocking”).  DAC and DSI amortization acceleration relating to our annual review of assumptions totaled $6.7 million and $544 thousand in the first quarter of 2007 and 2006, respectively.  DAC and DSI amortization related to realized capital gains and losses, after-tax, changed by an unfavorable $7.6 million in the first quarter of 2007 compared to the same period in the prior year.  The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

The DAC and DSI assets were reduced by $79.7 million and $6.2 million, respectively, in 2006 as a result of the disposition of our variable annuity business (See Note 3 to the Condensed Financial Statements).

Operating costs and expenses declined 34.1% in the first quarter of 2007 compared to the same period of 2006.  The decrease was primarily attributable to the absence in the first quarter of 2007 of expenses related to variable annuities, which were fully reinsured effective June 1, 2006.  Excluding the impact of the reinsured variable annuities, expenses declined 19.5% due to lower guarantee fund assessments and lower restructuring and related charges resulting from the recognition in the prior year of charges relating to the Voluntary Termination Offer.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at March 31, 2007 is presented in the table below.

(in thousands)	Carrying value	Percent of total

Fixed income securities (1)	$6,026,532	86.4%
Mortgage loans	693,015	9.9
Short-term	217,711	3.1
Policy loans	37,484	0.5
Other	2,495	0.1
Total	$6,977,237	100.0%

(1)                                 Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $5.67 billion at March 31, 2007.

Total investments increased to $6.98 billion at March 31, 2007 from $6.78 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending business activities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities increased to $379.4 million at March 31, 2007, from $199.5 million at December 31, 2006.

At March 31, 2007, 96.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch or Dominion; or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

The unrealized net capital gains on fixed income securities at March 31, 2007 were $355.2 million, an increase of $10.2 million or 3.0% since December 31, 2006.   The net unrealized gain was comprised of $398.7 million of unrealized gains and $43.5 million of unrealized losses at March 31, 2007.  This is compared to a net unrealized gain totaling $344.9 million at December 31, 2006, comprised of $399.2 million of unrealized gains and $54.3 million of unrealized losses.

Of the gross unrealized losses at March 31, 2007, $41.0 million or 94.3% were related to investment grade securities and are believed to be primarily a result of rising interest rate environment.  The remaining $2.5 million of unrealized losses were in the corporate fixed income portfolio and were primarily comprised of securities in the consumer goods, capital goods, utilities and basic industry sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify those securities for which fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch list.  As a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers, we also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery.  All securities in an unrealized loss position at March 31, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The following table summarizes problem, restructured and potential problem fixed income securities.

(in thousands)	March 31, 2007			December 31, 2006
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$3,062	6,892	0.1%	$3,444	$6,883	0.1%
Restructured	—	—	—	—	—	—
Potential problem	—	—	—	2	—	—
Total net carrying value	$3,062	6,892	0.1%	$3,446	$6,883	0.1%
Cumulative write-downs recognized (1)	$2,444			$2,491

(1)          Cumulative write-downs only reflect write-downs related to securities within the problem, potential problem and restructured categories.

We also evaluated each of these securities through our portfolio monitoring process at March 31, 2007 and recorded write-downs if appropriate.  We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in thousands)	2007	2006

Investment write-downs	$—	$(258)
Dispositions	1,309	(16,417)
Valuation of derivative instruments	(2,025)	781
Settlement of derivative instruments	(1,189)	758
Realized capital gains and losses, pretax	(1,905)	(15,136)
Income tax benefit	724	5,819
Realized capital gains and losses, after-tax	$(1,181)	$(9,317)

Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments.  We may sell impaired fixed income securities that were in an unrealized loss position at the previous reporting date in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security until recovery or maturity.

A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level.  A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view.  Tactical duration adjustments within management’s approved ranges are accomplished through both cash market transactions and derivative activities that generate realized gains and losses and through new purchases.  As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio.  This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

In the first quarter of 2007, we recognized $1.3 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value.  The change in our intent is primarily related to liquidity strategies and ongoing comprehensive reviews of our portfolio.  We identified $44.4 million of securities for which we did not have the intent to hold until recovery to achieve these objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

(in thousands)	March 31, 2007	December 31, 2006

Common stock, retained income and other shareholder’s equity items	$580,448	$574,958
Accumulated other comprehensive income	77,434	78,038
Total shareholder’s equity	$657,882	$652,996

Shareholder’s equity increased in the first quarter of 2007 due primarily to net income, partially offset by a reduction in retained income due to the impact of the Company’s adoption of Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (see Note 1 to the Condensed Financial Statements).

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, ALIC’s and AIC’s ratings and other factors. There have been no changes to our insurance financial strength ratings since December 31, 2006.

Liquidity Sources and Uses   As reflected in our Condensed Statements of Cash Flows, lower operating cash flows in the first quarter of 2007, compared to the first quarter of 2006, were primarily the result of the settlement of an intercompany obligation in the first quarter of 2007.

Investing activities reflected a source of cash in the first quarter of 2007 compared to a use of cash in the first quarter of 2006.  The change was mostly due to lower purchases of fixed income securities and mortgage loans in the first quarter of 2007 compared to the same period in the prior year as well as the net change in short-term investments.

Financing activities reflected a use of cash in the first quarter of 2007 compared to a source of cash in the first quarter of 2006 as a decrease in contractholder fund deposits resulted in withdrawals exceeding deposits in the first quarter of 2007.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have entered into an inter-company loan agreement with The Allstate Corporation. The amount of inter-company loans available to us is at the discretion of The Allstate Corporation.  The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  We had no amounts outstanding under the inter-company loan agreement at March 31, 2007 or December 31, 2006.  The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

As described in Note 1 to the Condensed Financial Statements, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had no liability for unrecognized tax benefits at January 1, 2007, and does not believe that it is reasonably possible that this balance will  significantly change within the next 12 months.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the Securities and Exchange Commission, and those in Part I, Item 1A of Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2006, which are hereby incorporated herein by reference.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed that the Company had no liability for unrecognized tax benefits at January 1, 2007 and does not believe that it is reasonably possible that this balance will significantly change within the next 12 months.  We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues,  developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 6.    Exhibits

(a)   Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

May 7, 2007	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(Controller)

Exhibit No.	Description

15	Acknowledgement of awareness from Deloitte & Touche LLP dated May 7, 2007, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1