Form 10-Q
period 2007-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2007-08-07
CIK 839759

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 6, 2007, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues
Premiums	$18,683	$20,683	$36,415	$34,752
Contract charges	14,741	17,255	29,139	34,842
Net investment income	96,939	93,827	190,907	186,720
Realized capital gains and losses	(839)	(4,216)	(2,744)	(19,352)

	129,524	127,549	253,717	236,962

Costs and expenses
Contract benefits	48,705	50,226	91,538	93,556
Interest credited to contractholder funds	43,248	41,174	86,898	83,048
Amortization of deferred policy acquisition costs	11,213	11,407	28,973	11,827
Operating costs and expenses	8,410	10,475	17,554	24,361
	111,576	113,282	224,963	212,792

Gain (loss) on disposition of operations	253	(7,748)	(132)	(7,748)

Income from operations before income tax expense	18,201	6,519	28,622	16,422

Income tax expense	6,497	1,934	10,245	5,565

Net income	$11,704	$4,585	$18,377	$10,857

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

($ in thousands, except par value data)	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,759,590 and $5,542,227)	$5,964,164	$5,887,139
Mortgage loans	689,841	708,449
Short-term	219,096	142,334
Policy loans	37,522	38,168
Other	2,689	3,784

Total investments	6,913,312	6,779,874

Cash	10,403	7,090
Deferred policy acquisition costs	297,718	278,625
Accrued investment income	62,050	63,843
Reinsurance recoverables	406,209	437,422
Current income tax receivable	—	862
Other assets	62,276	42,488
Separate Accounts	1,035,258	1,009,784

Total assets	$8,787,226	$8,619,988

Liabilities
Contractholder funds	$4,711,868	$4,708,428
Reserve for life-contingent contract benefits	1,910,592	1,926,492
Deferred income taxes	28,478	47,940
Other liabilities and accrued expenses	458,161	243,338
Current income tax payable	444	—
Payable to affiliates, net	11,021	30,031
Reinsurance payable to parent	—	979
Separate Accounts	1,035,258	1,009,784

Total liabilities	8,155,822	7,966,992

Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	449,652	432,458
Accumulated other comprehensive income:
Unrealized net capital gains and losses	39,252	78,038

Total accumulated other comprehensive income	39,252	78,038

Total shareholder’s equity	631,404	652,996

Total liabilities and shareholder’s equity	$8,787,226	$8,619,988

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2007	2006
	(unaudited)
Cash flows from operating activities
Net income	$18,377	$10,857
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(38,242)	(35,257)
Realized capital gains and losses	2,744	19,352
Loss on disposition of operations	132	7,748
Interest credited to contractholder funds	86,898	83,048
Changes in:
Life-contingent contract benefits and contractholder funds	4,633	16,384
Deferred policy acquisition costs	8,487	(23,319)
Income taxes payable	3,366	(521)
Other operating assets and liabilities	(38,986)	4,269
Net cash provided by operating activities	47,409	82,561

Cash flows from investing activities
Proceeds from sales of fixed income securities	250,282	536,815
Investment collections
Fixed income securities	59,785	68,978
Mortgage loans	34,291	36,963
Investment purchases
Fixed income securities	(363,326)	(431,533)
Mortgage loans	(15,969)	(61,661)
Change in short-term investments, net	14,674	(29,970)
Disposition of operations	—	(394,915)
Change in other investments, net	(877)	2,401
Net cash used in investing activities	(21,140)	(272,922)

Cash flows from financing activities
Contractholder fund deposits	212,874	452,790
Contractholder fund withdrawals	(235,830)	(256,318)
Net cash (used in) provided by financing activities	(22,956)	196,472

Net increase in cash	3,313	6,111
Cash at beginning of period	7,090	3,818
Cash at end of period	$10,403	$9,929

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

The condensed financial statements and notes as of June 30, 2007, and for the three-month and six-month periods ended June 30, 2007 and 2006 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in Statement of Financial Accounting Standard (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying SOP 05-1. The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption resulted in a $1.2 million after-tax adjustment to unamortized DAC and DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations, that no longer qualify for deferral under SOP 05-1. The adjustment was recorded as a reduction of retained income at January 1, 2007, and a reduction of DAC and DSI balances of $1.8 million pre-tax. The ongoing effects of SOP 05-1 are not expected to have a material impact on the Company’s results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the FASB issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS No.133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year that begins after September 15, 2006. The Company elected not to remeasure existing hybrid financial instruments at the date of adoption that contained embedded derivatives requiring bifurcation pursuant to paragraph 12 or 13 of SFAS No. 133. The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which are effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had no liability for unrecognized tax benefits at January 1, 2007 or June 30, 2007, and believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

The Internal Revenue Service (“IRS”) has completed its review of the Company’s federal income tax returns through the 2002 tax year and the statute of limitations has expired on those years. The IRS is currently examining the Company’s federal income tax returns for the 2003 and 2004 tax years.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance measurement is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for income recognition on an impaired debt security. The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis. The effect of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”)

SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

Pending accounting standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. Additional disclosures and modifications to current fair value disclosures will be required upon adoption of SFAS No. 157. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of adoption of SFAS No. 157 on its results of operations and financial position.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of the impact of a reporting entity’s decision to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined by the Company.

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies(“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies–SOP 07-1 (“SOP 07- 1”)

In June 2007, the AICPA issued SOP 07-1. Upon adoption of the SOP, the Company must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”, which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances SOP 07-1 precludes retention of specialized accounting for investment companies (i.e. fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish through documented policies the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007. The Company is assessing the current and future implications of this standard to the results of operations and financial position.

FASB Staff Position No. 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”. FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application. The adoption of FSP FIN 39-1 is not expected to have a material impact on the company’s results of operations or financial position based on the current level of derivative activity.

2.     Supplemental Cash Flow Information

Liabilities for collateral received in conjunction with securities lending business activities are reported in other liabilities and accrued expenses in the Condensed Statements of Financial Position. The associated cash flows are included in cash flows from operating activities in the Condensed Statements of Cash Flows along with the related changes in investments, which are as follows:

	Six months ended June 30,
(in thousands)	2007	2006

Net change in proceeds managed
Net change in fixed income securities	$(108,438)	$(52,204)
Net change in short-term investments	(84,970)	(114,354)
Operating cash flow used	$(193,408)	$(166,558)

Net change in liabilities
Liabilities for collateral and security repurchase, beginning of year	$(199,486)	$(149,465)
Liabilities for collateral and security repurchase, end of period	(392,894)	(316,023)
Operating cash flow provided	$193,408	$166,558

3.     Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Premiums and contract charges
Direct	$44,373	$44,576	$86,062	$82,433
Assumed – non-affiliate	347	349	685	709
Ceded
Affiliate	(992)	(1,270)	(1,984)	(2,628)
Non-affiliate	(10,304)	(5,717)	(19,209)	(10,920)
Premiums and contract charges, net of reinsurance	$33,424	$37,938	$65,554	$69,594

The effects of reinsurance on contract benefits are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Contract benefits
Direct	$50,301	$54,603	$98,393	$101,728
Assumed – non-affiliate	237	400	489	497
Ceded
Affiliate	(97)	(291)	(1,272)	(181)
Non-affiliate	(1,736)	(4,486)	(6,072)	(8,488)
Contract benefits, net of reinsurance	$48,705	$50,226	$91,538	$93,556

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Interest credited to contractholder funds
Direct	$46,741	$42,691	$93,881	$84,521
Assumed – non-affiliate	9	10	15	54
Ceded– non-affiliate	(3,502)	(1,527)	(6,998)	(1,527)
Interest credited to contractholder funds, net of reinsurance	$43,248	$41,174	$86,898	$83,048

In addition to amounts included in the table above are reinsurance premiums ceded to ALIC of $797 thousand and $754 thousand for the second quarter of 2007 and 2006, respectively and $1.58 million and $1.49 million for the first six months of 2007 and 2006, respectively, under the terms of the structured settlement annuity reinsurance agreement.

Variable Annuity Business

On June 1, 2006, in accordance with the terms of the definitive Master Transaction Agreement and related agreements (collectively the “Agreement”) the Company, its parent ALIC, and the Corporation, completed the disposal through reinsurance of all of the Company’s variable annuity business to Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively “Prudential”). For the Company, this disposal achieved the economic benefit of transferring to Prudential the future rights and obligations associated with this business.

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

The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed–return fund options and benefit guarantees. $440.0 million of assets supporting general account liabilities were transferred to Prudential, net of consideration, under the coinsurance provisions as of the transaction closing date. General account liabilities of $384.5 million at June 30, 2007 and $415.7 million as of December 31, 2006, however, remain on the Condensed Statements of Financial Position with a corresponding reinsurance recoverable.

For purposes of presentation in the Statements of Cash Flows, the Company treated the reinsurance of its variable annuity business to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential of $388.4 million (computed as $440.0 million of general account insurance liabilities transferred to Prudential on the closing date less consideration of $51.6 million) and the costs of executing the transaction of $1.2 million, pretax, were classified as a disposition of operations in the cash flows from investing activities section of the Statements of Cash Flows.

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

Pursuant to the Agreement, the consideration was $51.6 million. The disposal resulted in a reinsurance loss of $9.3 million, pretax. This reinsurance loss and other transactional expenses incurred were included as a component of loss on disposition of operations on the Statements of Operations and Comprehensive Income and amounted to $10.7 million, pretax ($7.0 million, after-tax) during 2006. Additional losses totaling $132 thousand were recorded in the first six month of 2007. DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

The separate account balance related to the modified coinsurance reinsurance were $1.03 billion as of June 30, 2007 and $1.01 billion as of December 31, 2006. Separate account balances totaling approximately $3.5 million as of June 30, 2007 and $2.7 million at December 31, 2006 relate to the variable life business that is being retained. In the first five months of 2006, prior to this disposition, the Company’s variable annuity business generated $8.1 million in contract charges.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2007.

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

Legal and regulatory proceedings and inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the “Proceedings” sub-section below, please note the following:

•                  These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise and, in some cases, the timing of their resolutions relative to other similar matters involving other companies; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

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

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters include a lawsuit filed in December 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC” I suit) and a class action filed in August 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit). In March 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.” The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and on January 16, 2007, the judge denied their request. On June 20, 2007, the court granted AIC’s motions for summary judgment. The EEOC also filed another lawsuit in October 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit). In EEOC II, in October 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC’s petitions for interlocutory review of the trial court’s summary judgment order were granted. AIC’s interlocutory appeal is now pending in the Court of Appeals for the Eighth Circuit. AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in April 2005. On June 20, 2007, the court granted AIC’s motion to dismiss the case. In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization. The outcome of these disputes is currently uncertain.

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company’s practices. The outcome of these disputes is currently unpredictable.

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

5.     Other Comprehensive Income

The components of other comprehensive loss on a pretax and after-tax basis are as follows:

	Three months ended June 30,
(in thousands)	2007			2006
	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding losses arising during the period, net of related offsets	$(59,053)	$20,669	$(38,384)	$(53,792)	$18,827	$(34,965)
Less: reclassification adjustment of realized capital gains and losses	(311)	109	(202)	(6,661)	2,331	(4,330)

Other comprehensive loss	$(58,742)	$20,560	$(38,182)	$(47,131)	$16,496	$(30,635)

Net income			11,704			4,585
Comprehensive loss			$(26,478)			$(26,050)

	Six months ended June 30,
(in thousands)	2007			2006
	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding losses arising during the period, net of related offsets	$(58,729)	$20,555	$(38,174)	$(160,348)	$56,122	$(104,226)
Less: reclassification adjustment of realized capital gains and losses	942	(330)	612	(24,699)	8,645	(16,054)

Other comprehensive loss	$(59,671)	$20,885	$(38,786)	$(135,649)	$47,477	$(88,172)

Net income			18,377			10,857
Comprehensive loss			$(20,409)			$(77,315)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of June 30, 2007, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

August 6, 2007

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

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

OPERATIONS

Effective June 1, 2006, we disposed of our variable annuity business through reinsurance with Prudential Financial Inc. (“Prudential”). The following table presents the results of operations attributable to the variable annuity business for the period of 2006 prior to the disposition.

(in thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Favorable/(unfavorable)
Contract charges	$3,675	$8,103
Net investment income	3,554	8,789
Periodic settlements and accruals on non- hedge derivative instruments (1)	24	33
Contract benefits	(256)	(2,117)
Interest credited to contractholder funds (2)	(2,742)	(6,915)
Gross margin (3)	4,255	7,893
Realized capital gains and losses	(474)	(4,112)
Amortization of DAC and DSI(2)	(2,477)	7,784
Operating costs and expenses	(872)	(3,394)
Loss on disposition of operations	(7,748)	(7,748)
Income from operations before income tax expense	$(7,316)	$423

Investment margin	$836	$1,907
Benefit margin	485	(1,120)
Contract charges and fees	2,934	7,106
Gross margin (3)	$4,255	$7,893

(1)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(2)          For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI for variable annuities totaled $(88) thousand in the second quarter of 2006 and $507 thousand (favorable to income) in the six months ended June 30, 2006.

(3)          Gross margin and its components are measures that are not based on generally accepted accounting principals (“non-GAAP”). Gross margin, investment margin and benefit margin are defined on pages 20, 21 and 23, respectively.

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Premiums
Traditional life	$5,978	$6,216	$12,362	$10,825
Immediate annuities with life contingencies	11,188	13,228	20,987	21,492
Accident and health and other	1,517	1,239	3,066	2,435
Total premiums	18,683	20,683	36,415	34,752

Contract charges
Interest-sensitive life	12,585	11,370	24,836	22,600
Fixed annuities	2,156	2,210	4,303	4,139
Variable annuities	—	3,675	—	8,103
Total contract charges	14,741	17,255	29,139	34,842

Premiums and contract charges	$33,424	$37,938	$65,554	$69,594

Total premiums declined 9.7% in the second quarter of 2007 compared to the second quarter of 2006 and increased 4.8% in the first six months of 2007 compared to the same period of 2006. The decline in the second quarter of 2007 was primarily due to lower sales of immediate annuities with life contingencies. The increase in the first six months of 2007 was primary the result of higher sales of traditional life products.

Contract charges decreased 14.6% and 16.4% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. Excluding contract charges on variable annuities, all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 8.5% and 9.0% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. The increase in both periods was driven by higher contract charges on interest-sensitive life products resulting from growth of business in force.

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

The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Contractholder funds, beginning balance	$4,696,297	$4,426,993	$4,708,428	$4,349,395

Deposits:
Fixed annuities	89,389	233,582	159,021	380,409
Interest-sensitive life	27,145	23,555	50,274	47,839
Variable annuity and life deposits allocated to fixed accounts	14	6,152	29	15,493
Total deposits	116,548	263,289	209,324	443,741

Interest credited	44,342	44,197	88,556	88,528

Benefits, withdrawals and other adjustments
Benefits	(37,111)	(35,952)	(75,167)	(71,643)
Surrenders and partial withdrawals	(80,360)	(77,108)	(160,663)	(166,546)
Contract charges	(11,902)	(11,023)	(23,594)	(21,807)
Net transfers to separate accounts	—	(7,338)	—	(18,129)
Other adjustments	(15,946)	(3,382)	(35,016)	(3,863)
Total benefits, withdrawals and other adjustments	(145,319)	(134,803)	(294,440)	(281,988)

Contractholder funds, ending balance	$4,711,868	$4,599,676	$4,711,868	$4,599,676

Contractholder funds increased 0.3% and 3.9% in the second quarters of 2007 and 2006, and increased 0.1% and 5.8% in the first six months of 2007 and 2006, respectively. Average contractholder funds increased 4.2% and 5.3% in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. This is compared to an increase in average contractholder funds of 10.5% and 12.7% in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits declined 55.7% and 52.8% in the second quarter and first six months of 2007, respectively, compared to the same periods of 2006. These declines were due to lower deposits on fixed annuities and the absence in 2007 of variable annuity deposits allocated to fixed accounts due to the reinsurance of the business effective June 1, 2006. Subsequent to the effective date of the transaction, the net change in contractholder funds relating to the reinsured variable annuity business is reflected as a component of other adjustments in the table above. Fixed annuity deposits were $89.4 million and $159.0 million in the second quarter and first six months of 2007, respectively, a decrease of 61.7% and 58.2%, respectively, compared to the same periods in the prior year. These declines are indicative of lower industry-wide fixed annuity sales and our strategy to raise new business returns on capital for these products.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life products increased 4.2% in the second quarter of 2007 compared to the same period of 2006 and decreased 3.5% in the first six months of 2007 compared to the same period of 2006. Partially contributing to these changes is the absence in 2007 of surrenders and partial withdrawals related to the variable annuity business that was reinsured effective June 1, 2006. Excluding variable annuities, the annualized surrender and partial withdrawal rate, based on the beginning of period contractholder funds, was 8.6% and 8.2% for the first six months of 2007 and 2006, respectively.

Net investment income increased 3.3% in the second quarter and 2.2% in the first six months of 2007 compared to the same periods in 2006. The increase in both periods was primarily driven by higher average portfolio balances and increased portfolio yields. Higher average portfolio balances resulted from the investment of cash flows from operating and financing activities related primarily to deposits from fixed annuities and interest-sensitive life policies in excess of withdrawals. See the Investments section of MD&A for further detail of net investment income.

Net income analysis is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Premiums	$18,683	$20,683	$36,415	$34,752
Contract charges(1)	14,746	17,259	29,144	34,847
Net investment income	96,939	93,827	190,907	186,720
Periodic settlements and accruals on non-hedge derivative instruments (2)	749	560	1,509	984
Contract benefits	(48,705)	(50,226)	(91,538)	(93,556)
Interest credited to contractholder funds(3)	(41,929)	(40,237)	(83,248)	(80,715)
Gross margin	40,483	41,866	83,189	83,032

Amortization of DAC and DSI (3) (4)	(13,625)	(14,098)	(32,995)	(27,508)
Operating costs and expenses	(8,410)	(10,475)	(17,554)	(24,361)
Income tax expense	(6,573)	(5,766)	(11,743)	(10,922)
Realized capital gains and losses, after-tax	(538)	(2,716)	(1,719)	(12,033)
DAC and DSI amortization expense on realized capital gains and losses, after-tax (1)(4)	677	1,161	230	8,297
Reclassification of periodic settlements and accruals on non-hedge derivative instruments, after-tax	(474)	(351)	(945)	(612)
Gain (loss) on disposition of operations, after-tax	164	(5,036)	(86)	(5,036)
Net income	$11,704	$4,585	$18,377	$10,857

(1)          Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with deferred policy acquisition costs (“DAC”). Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to realized capital gains and losses totaled $(5) thousand and $(4) thousand in the second quarters of 2007 and 2006, respectively, and totaled $(5) thousand in both the six month periods ended June 30, 2007 and 2006.

(2)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)          For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $(1.3) million and $(937) thousand in the three months ended June 30, 2007 and 2006, respectively, and $(3.7) million and $(2.3) million in the first six months of 2007 and 2006, respectively.

(4)          Amortization of DAC and DSI relating to realized capital gains and losses is analyzed separately because realized capital gains and losses may vary significantly between periods and obscure trends in our business. Amortization of DAC and DSI relating to realized capital gains and losses, pretax, was $1.1 million and $1.8 million in the second quarters of 2007 and 2006, respectively, and was $372 thousand and $13.3 million in the first six months of 2007 and 2006, respectively.

Gross margin, a non-GAAP measure, is comprised of premiums and contract charges, and net investment income, less contract benefits and interest credited to contractholder funds excluding amortization of DSI. Gross margin also includes periodic settlements and accruals on certain non-hedge derivative instruments (see additional discussion under “investment margin”). Gross margin is a component of our evaluation of the profitability of our life insurance and financial product portfolio. Gross margin is comprised of three components that are utilized to further analyze the business: investment margin, benefit margin, and contract charges and fees. We use gross margin to evaluate the performance of the business. We believe gross margin and its components are also useful to investors because they allow for the evaluation of income components separately and in the aggregate when reviewing performance. This actuarial analysis, which is commonly employed throughout the life insurance industry, measures the difference between product premiums and accrued policy benefits and between net investment income and both interest credited to contractholder funds and insurance reserves. It reveals the integrity and propriety of the pricing assumptions and financial performance. Additionally, for many of our products, including fixed annuities, variable life, and interest-sensitive life insurance, the amortization of DAC and DSI is determined based on actual and expected gross margin. Variability of our results may be caused by this amortization which may be the result of gross margin variability. The analysis of gross margin and its components, separately and in the aggregate, provide transparency to our results of operations. Gross margin, investment margin and benefit margin should not be considered as a substitute for net income and do not reflect the overall profitability of the business. Net income is the GAAP measure that is most directly comparable to these margins. Gross margin is best considered in its context as a component of net income and is presented as such and is reconciled to GAAP net income in the table above.

The components of gross margin are reconciled to the corresponding financial statement line items in the following table.

	Three Months Ended June 30,

	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Premiums	$—	$—	$18,683	$20,683	$—	$—	$18,683	$20,683
Contract charges (1)	—	—	8,417	8,469	6,329	8,790	14,746	17,259
Net investment income	96,939	93,827	—	—	—	—	96,939	93,827
Periodic settlements and accruals on non-hedge derivative instruments (2)	749	560	—	—	—	—	749	560
Contract benefits	(26,778)	(25,838)	(21,927)	(24,388)	—	—	(48,705)	(50,226)
Interest credited to contractholder funds(3)	(41,929)	(40,237)	—	—	—	—	(41,929)	(40,237)
	$28,981	$28,312	$5,173	$4,764	$6,329	$8,790	$40,483	$41,866

	Six Months Ended June 30,

	Investment Margin		Benefit Margin		Contract Charges and Fees		Gross Margin
(in thousands)	2007	2006	2007	2006	2007	2006	2007	2006
Premiums	$—	$—	$36,415	$34,752	$—	$—	$36,415	$34,752
Contract charges (1)	—	—	16,720	16,449	12,424	18,398	29,144	34,847
Net investment income	190,907	186,720	—	—	—	—	190,907	186,720
Periodic settlements and accruals on non-hedge derivative instruments (2)	1,509	984	—	—	—	—	1,509	984
Contract benefits	(53,385)	(51,358)	(38,153)	(42,198)	—	—	(91,538)	(93,556)
Interest credited to contractholder funds(3)	(83,248)	(80,715)	—	—	—	—	(83,248)	(80,715)
	$55,783	$55,631	$14,982	$9,003	$12,424	$18,398	$83,189	$83,032

(1)          Loads charged to contractholders at the inception of interest-sensitive life contracts are deferred and amortized to income in a manner consistent with deferred policy acquisition costs (“DAC”). Amortization of deferred loads on interest-sensitive life products related to realized capital gains and losses is excluded from contract charges for purposes of calculating gross margin. Amortization of deferred loads related to realized capital gains and losses totaled $(5) thousand and $(4) thousand in the second quarters of 2007 and 2006, respectively, and totaled $(5) thousand in both the six month periods ended June 30, 2007 and 2006.

(2)          Periodic settlements and accruals on non-hedge derivative instruments are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations.

(3)          For purposes of calculating gross margin, amortization of deferred sales inducements (“DSI”) is excluded from interest credited to contractholder funds and aggregated with amortization of DAC due to the similarity in the substance of the two items. Amortization of DSI totaled $(1.3) million and $(937) thousand in the three months ended June 30, 2007 and 2006, respectively, and $(3.7) million and $(2.3) million in the first six months of 2007 and 2006, respectively.

The decrease in gross margin of 3.3% in the second quarter of 2007 and slight increase of 0.2% in the first six months of 2007, compared to the same periods of 2006, were significantly impacted by the absence in 2007 of gross margin on variable annuities that are reinsured effective June 1, 2006. Excluding the impact of the reinsured variable annuity business, gross margin increased 7.6% and 10.7% in the second quarter and first six months of 2007, respectively, when compared to the same periods in the prior year. These increases were the result of higher benefit and investment margin as well as increased contract charges and fees.

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

Investment margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Annuities	$25,553	$26,089	$49,645	$50,993
Life insurance	3,428	2,223	6,138	4,638
Total investment margin	$28,981	$28,312	$55,783	$55,631

Investment margin increased 2.4% and 0.3% in the second quarter and first six months of 2007, respectively, compared to the same periods in the prior year. These changes were impacted by the absence in 2007 of investment margin on the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, investment margin increased 5.5% and 3.8% in the second quarter and first six months of 2007, respectively, due primarily to modest growth in contractholder funds and higher periodic settlements and accruals on derivative instruments designated as non-hedge for accounting purposes.

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread

	2007	2006	2007	2006	2007	2006
Interest-sensitive life	5.7%	5.6%	4.4%	4.5%	1.3%	1.1%
Deferred fixed annuities	5.6	5.7	3.4	3.2	2.2	2.5
Immediate fixed annuities with and without life contingencies	7.6	7.5	6.7	6.7	0.9	0.8
Investments supporting capital, traditional life and other products	5.9	6.0	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread

	2007	2006	2007	2006	2007	2006
Interest-sensitive life	5.6%	5.6%	4.6%	4.5%	1.0%	1.1%
Deferred fixed annuities	5.6	5.5	3.3	3.1	2.3	2.4
Immediate fixed annuities with and without life contingencies	7.5	7.5	6.7	6.7	0.8	0.8
Investments supporting capital, traditional life and other products	5.8	6.1	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Six Months Ended June 30,
(in thousands)	2007	2006
Immediate fixed annuities with life contingencies	$1,594,225	$1,531,801
Other life contingent contracts and other	316,367	281,768
Reserve for life-contingent contract benefits	$1,910,592	$1,813,569

Interest-sensitive life	$499,786	$453,122
Deferred fixed annuities	3,643,078	3,596,941
Immediate fixed annuities without life contingencies and other	569,004	549,613
Contractholder funds	$4,711,868	$4,599,676

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

Benefit margin by product group is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Life insurance	$5,210	$5,602	$12,363	$11,153
Annuities	(37)	(838)	2,619	(2,150)
Total benefit margin	$5,173	$4,764	$14,982	$9,003

Benefit margin increased 8.6% and 66.4% in the second quarter and first six months of 2007, respectively, compared to the same periods in the prior year. These increases were impacted by the absence in 2007 of benefit margin on the reinsured variable annuity business. Excluding the reinsured variable annuity business, benefit margin increased 20.9% and 48.0% in the second quarter and first six months of 2007, respectively. The increase in both periods was mostly attributable to improved mortality experience on immediate annuities with life contingencies. Additionally, growth of life insurance in force had a favorable impact on the benefit margin for the first six months of 2007 compared to the same period in the prior year.

Amortization of DAC and DSI, excluding amortization related to realized capital gains and losses, declined 3.4% in the second quarter of 2007 and increased 19.9% in the first six months of 2007 compared to the same periods in the prior year. These changes were impacted by the absence in 2007 of amortization on the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business and amortization related to realized capital gains and losses, DAC and DSI amortization increased 19.1% and 45.4% in the second quarter and first six months of 2007, respectively, compared to the same periods in the prior year. The increase in both periods was primarily due to higher gross margin on fixed annuities and, in addition, for the six-month period, higher amortization acceleration relating to our annual review of assumptions (commonly referred to as “unlocking”). DAC and DSI amortization acceleration relating to our annual review of assumptions totaled $6.7 million and $544 thousand in the first six months of 2007 and 2006, respectively. DAC and DSI amortization acceleration in the first six months of 2007 was driven primarily by changes in the expected level of future expenses related to fixed annuities. DAC and DSI amortization related to realized capital gains and losses, after-tax, reflected a credit to income of $677 thousand and $1.2 million in the second quarters of 2007 and 2006, respectively, and $230 thousand and $8.3 million in the first six months of 2007 and 2006, respectively. The impact of realized capital gains and losses on amortization of DAC and DSI is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, in 2006 as a result of the disposition of substantially all of our variable annuity business (see Note 3 to the Condensed Consolidated Financial Statements).

Operating costs and expenses declined 19.7% in the second quarter of 2007 and 27.9% in the first six months of 2007, respectively, compared to the same periods of 2006. The absence in 2007 of expenses related to the reinsured variable annuity business contributed to the decline in both periods. Excluding the impact of the reinsured variable annuity business, expenses declined 12.4% and 16.3% in the second quarter and first six months of 2007, respectively. These declines were primarily the result of lower insurance department assessments in the current year and lower restructuring and related charges.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio. The composition of the investment portfolio at June 30, 2007 is presented in the table below.

(in thousands)	Carrying value	Percent of total

Fixed income securities (1)	$5,964,164	86.3%
Mortgage loans	689,841	10.0
Short-term	219,096	3.2
Policy loans	37,522	0.5
Other	2,689	—
Total	$6,913,312	100.0%

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.76 billion.

Total investments increased to $6.91 billion at June 30, 2007, from $6.78 billion at December 31, 2006, primarily due to positive cash flows from operating activities, including increased funds associated with securities lending business activities, partially offset by the decreased net unrealized gains on fixed income securities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities increased to $392.9 million at June 30, 2007, from $199.5 million at December 31, 2006.

Fixed income securities by type are listed in the table below.

($ in thousands)	June 30, 2007	% to Total Investments	December 31, 2006	% to Total Investments

U.S. government and agencies	$718,584	10.4%	$729,111	10.8%
Municipal	414,318	6.0	323,003	4.8
Corporate	3,256,029	47.1	3,304,762	48.7
Asset-backed securities	126,930	1.8	109,022	1.6
Commercial mortgage-backed securities	716,641	10.4	673,179	9.9
Mortgaged-backed securities	418,756	6.1	433,196	6.4
Foreign government	303,381	4.4	304,947	4.5
Redeemable preferred stock	9,525	0.1	9,919	0.1
Total fixed income securities	$5,964,164	86.3%	$5,887,139	86.8%

At June 30, 2007, 96.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard & Poor’s, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Certain of our asset-backed and mortgage-backed securities are collateralized by residential mortgage loans that are characterized by borrowers of differing levels of creditworthiness: U.S. agency, prime, Alt-A and sub-prime. Included in the following table are our asset-backed and mortgage-backed securities categorized by type of collateral. Also included are ratings, based on the lower of Moody’s or S&P, and the percent to our total investments.

($ in thousands)	Aaa	Aa	Baa	June 30, 2007	% to Total Investments
Asset-backed securities
Asset-backed securities collateralized by sub-prime residential mortgage loans:
Sub-prime residential mortgage-backed securities (“sub- prime RMBS”)	100.0%	—%	—%	$93,081	1.3%
Total asset-backed securities collateralized by sub-prime residential mortgage loans				93,081	1.3

Other collateralized debt obligations	46.4	38.1	15.5	33,849	0.5
Total asset-backed securities				$126,930	1.8%

Mortgage-backed securities
U.S. Agency	100.0	—	—	201,690	2.9
Prime	46.4	53.6	—	89,179	1.3
Alt-A	69.3	30.7	—	127,887	1.9
Total mortgage-backed securities				$418,756	6.1%

Our exposure to residential mortgage loans, excluding U.S. Agency and prime loans, are comprised of sub-prime RMBS, which can be first liens at fixed or variable rates or second liens (ours mostly being insured), and Alt-A mortgage-backed securities at fixed or variable rates. Our practice for acquiring and monitoring sub-prime RMBS and Alt-A mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level of credit enhancement in the transaction, and bond insurer strength, where applicable. All of our sub-prime RMBS and Alt-A securities are rated investment grade; $22.1 million are insured; and  the originators and servicers of the underlying mortgage loans are primarily subsidiaries of large banks and broker/dealers, or other investment grade entities. Based on our analysis and due to the seniority of our securities claim on the underlying collateral, we currently expect to receive all payments on these securities in accordance with their original contractual terms. These securities are structured to experience losses according to the seniority level of each tranche, with the least senior tranche taking the first loss. There have not been any downgrades in the ratings of these securities since June 30, 2007, and we currently do not anticipate significant downgrades in this portfolio.

The following table presents additional information about our sub-prime RMBS portfolio including a summary by first and second lien collateral.

(in thousands)	June 30, 2007	% to Total Investments
Sub-prime RMBS
First lien sub-prime RMBS:
Fixed rate (1)	$15,277	0.2%
Variable rate (1)	47,438	0.7
Total first lien sub-prime RMBS	62,715	0.9
Second lien sub-prime RMBS:
Insured	19,097	0.3
Other	11,269	0.1
Total second lien sub-prime RMBS	30,366	0.4
Total sub-prime RMBS	$93,081	1.3%

(1)	Fixed rate and variable rate refer to the primary interest rate characteristic of the underlying mortgages at the time of issuance.

The sub-prime RMBS portfolio includes securities that are collateralized by mortgage loans issued in the United States to borrowers that cannot qualify for prime or alternative financing terms due in part to an impaired or limited credit history. The sub-prime RMBS portfolio also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit profile. As of June 30, 2007, the sub-prime RMBS portfolio had net unrealized losses of $613 thousand, which were comprised of $14 thousand of unrealized gains and $627 thousand of unrealized losses. $22.1 million or 23.7% of the securities are insured.

The sub-prime RMBS portfolio included $79.5 million or 85.4% of securities that were issued during 2006 and 2007. At June 30, 2007, 100% of these securities were rated Aaa, and $15.6 million or 19.6% of these securities are insured. The expected weighted average life of our 2006 and 2007 sub-prime RMBS portfolio was estimated to be approximately 2.5 to 3 years at origination.

Our other collateralized debt obligations consist of securitized investments to portfolios collateralized primarily by corporate credit, including both investment grade and high yield corporate credits.

Our Alt-A mortgage-backed securities include securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios and/or limited supporting documentation. At June 30, 2007, the Alt-A portfolio had net unrealized losses of $982 thousand, which were comprised of $1.4 million of unrealized gains and $2.4 million of unrealized losses. $34.1 million or 26.7% of these securities were issued during 2006 and 2007.

The following table presents information about the collateral in our Alt-A holdings.

($ in thousands)	Aaa	Aa	June 30, 2007	% to Total Investments
Alt-A
Fixed rate			$53,188	0.8%
Variable rate			74,699	1.1
Total Alt-A	69.3%	30.7%	$127,887	1.9%

The unrealized net capital gains on fixed income securities at June 30, 2007 were $204.6 million, a decrease of $140.3 million or 40.7% since December 31, 2006. The net unrealized gain was comprised of $309.0 million of unrealized gains and $104.4 million of unrealized losses at June 30, 2007. This is compared to net unrealized gains totaling $344.9 million at December 31, 2006, comprised of $399.2 million of unrealized gains and $54.3 million of unrealized losses.

Of the gross unrealized losses at June 30, 2007, $100.0 million or 95.8% were related to investment grade securities and are believed to be primarily a result of rising interest rates. All of the remaining $4.4 million of losses were in the corporate fixed income portfolio and were primarily comprised of securities in the consumer goods, capital goods, utilities, communication and basic industry sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, and other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All securities in an unrealized loss position at June 30, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than- temporary.

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

The Company had no problem, restructured or potential problem fixed income securities at June 30, 2007. The following table summarizes problem, restructured and potential problem fixed income securities at December 31, 2006.

(in thousands)	December 31, 2006
	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$3,444	$6,883	0.1%
Restructured	—	—	—
Potential problem	2	—	—
Total net carrying value	$3,446	$6,883	0.1%
Cumulative write-downs recognized	$2,491

The fixed income securities categorized as problem and potential problem as of December 31, 2006 were disposed in 2007.

Net Investment Income  The following table presents net investment income for the three months and six months ended June 30.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006

Fixed income securities	$89,424	$85,398	$176,288	$171,051
Mortgage loans	9,914	9,611	20,053	19,039
Short-term and other	4,527	4,329	8,278	6,986
Investment income, before expense	103,865	99,338	204,619	197,076
Investment expense	(6,926)	(5,511)	(13,712)	(10,356)
Net investment income	$96,939	$93,827	$190,907	$186,720

Net investment income increased 3.3% and 2.2% in the three months and six months ended June 30, 2007 as compared to the same periods in the prior year.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Investment write-downs	$—	$—	$—	$(258)
Dispositions	(762)	(5,950)	547	(22,367)
Valuation of derivative instruments	52	(142)	(1,973)	639
Settlement of derivative instruments	(129)	1,876	(1,318)	2,634
Realized capital gains and losses, pretax	(839)	(4,216)	(2,744)	(19,352)
Income tax benefit	301	1,500	1,025	7,319
Realized capital gains and losses, after-tax	$(538)	$(2,716)	$(1,719)	$(12,033)

Dispositions in the above table may include sales, losses recognized in anticipation of sales and other transactions such as calls and prepayments. We may sell impaired securities that were in an unrealized loss position at the previous reporting date in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, relative value opportunities, and newly identified market opportunities cause a change in our previous intent to hold a security until recovery or maturity.

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

In the second quarter of 2007, we recognized $4.3 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent is primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolio. We identified $118.6 million of securities which we did not have the intent to hold until recovery to achieve these objectives.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consists of shareholder’s equity, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

(in thousands)	June 30, 2007	December 31, 2006

Common stock, retained earnings and other shareholder’s equity items	$592,152	$574,958
Accumulated other comprehensive income	39,252	78,038
Total shareholder’s equity	$631,404	$652,996

Shareholder’s equity declined in the first six months of 2007, due to lower unrealized net capital gains on fixed income securities and a reduction in retained income due to the impact of the Company’s adoption of Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (see Note 1 to the Condensed Financial Statements), partially offset by net income.

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

Liquidity Sources and Uses   As reflected in our Condensed Statements of Cash Flows, lower operating cash flows in the first six months of 2007, compared to the first six months of 2006, were primarily the result of the settlement of an intercompany obligation in 2007 and lower contract charges due to the disposition of the variable annuity business in 2006, partially offset by lower capitalized acquisition expenses, higher investment income and increased premiums received.

Decreased cash flows used in investing activities were due to cash flows used in financing activities as well as lower net cash provided by operating activities. Also, cash flows used in investing activities in the prior year include the settlement of the disposal of our variable annuity business.

Cash flows from financing activities reflect a use of cash in the first six months of 2007 compared to a source of cash in the first six months of 2006 as contractholder fund withdrawals in the first six months of 2007 exceeded contractholder fund deposits. For quantification of the changes in contractholder funds, see the Operations section of MD&A.

We have an inter-company loan agreement with The Allstate Corporation (the “Corporation”). The amount of inter-company loans available to us is at the discretion of The Allstate Corporation. The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at June 30, 2007 or December 31, 2006. The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

As described in Note 1 to the Condensed Financial Statements, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had no liability for unrecognized tax benefits at January 1 or June 30, 2007. We believe it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2006.

Based on our analysis and the seniority of our securities’ claim on the underlying collateral, we currently expect to receive all payments on our sub-prime RMBS and Alt-A mortgage-backed securities portfolio in accordance with their original contractual terms. We currently do not anticipate significant downgrades in this portfolio.

On an ongoing basis, rating agencies review ratings of these securities and could downgrade or change their outlook due to, for example, a change in their ratings methodology and surveillance procedures, a perceived increase in the risk of default related to housing fundamentals or other developments that have a negative impact on the quality of the underlying mortgages. We believe that our practices for acquiring and monitoring these securities, which include consideration of the security’s rating, provide us with information sufficient to forecast our expected receipt of payments. We continually review information about these securities as it becomes known and may revise our payment outlook based on information such as a particular issuer’s ability to meet their contractual obligations, housing delinquencies or loss trends.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible change in its balance during the next 12 months. We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues,  developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 6.       Exhibits

(a)   Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

August 6, 2007	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of the registrant)

Exhibit No.	Description

15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 6, 2007, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1