Form 10-Q
period 2007-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2007-11-06
CIK 839759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes ☐    No ☒

As of November 5, 2007, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues
Premiums	$17,720	$19,211	$54,135	$53,963
Contract charges	14,677	13,740	43,816	48,582
Net investment income	96,994	92,536	287,901	279,256
Realized capital gains and losses	681	(4,741)	(2,063)	(24,093)

	130,072	120,746	383,789	357,708

Costs and expenses
Contract benefits	45,297	44,348	136,835	137,904
Interest credited to contractholder funds	44,572	41,614	131,470	124,662
Amortization of deferred policy acquisition costs	12,049	8,992	41,022	20,819
Operating costs and expenses	9,335	10,526	26,889	34,887
	111,253	105,480	336,216	318,272

Loss on disposition of operations	—	(215)	(132)	(7,963)

Income from operations before income tax expense	18,819	15,051	47,441	31,473

Income tax expense	6,434	4,844	16,679	10,409

Net income	$12,385	$10,207	$30,762	$21,064

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in thousands, except par value data)	2007	2006
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,900,261 and $5,542,227)	$6,168,835	$5,887,139
Mortgage loans	708,249	708,449
Short-term	118,033	142,334
Policy loans	38,181	38,168
Other	19	3,784

Total investments	7,033,317	6,779,874

Cash	4,920	7,090
Deferred policy acquisition costs	288,475	278,625
Accrued investment income	67,643	63,843
Reinsurance recoverables	393,150	437,422
Current income taxes receivable	—	862
Other assets	44,719	42,488
Separate Accounts	1,016,547	1,009,784

Total assets	$8,848,771	$8,619,988

Liabilities
Contractholder funds	$4,791,262	$4,708,428
Reserve for life-contingent contract benefits	1,957,763	1,926,492
Deferred income taxes	29,460	47,940
Current income taxes payable	1,334	—
Other liabilities and accrued expenses	386,354	243,338
Payable to affiliates, net	9,198	30,031
Reinsurance payable to parent	—	979
Separate Accounts	1,016,547	1,009,784

Total liabilities	8,191,918	7,966,992

Commitments and Contingent Liabilities (Note 4)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	462,037	432,458
Accumulated other comprehensive income:
Unrealized net capital gains and losses	52,316	78,038

Total accumulated other comprehensive income	52,316	78,038

Total shareholder’s equity	656,853	652,996

Total liabilities and shareholder’s equity	$8,848,771	$8,619,988

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
($ in thousands)	(unaudited)
Cash flows from operating activities
Net income	$30,762	$21,064
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(57,080)	(53,843)
Realized capital gains and losses	2,063	24,093
Loss on disposition of operations	132	7,963
Interest credited to contractholder funds	131,470	124,662
Changes in:
Life-contingent contract benefits and contractholder funds	9,981	19,131
Deferred policy acquisition costs	6,891	(30,364)
Income taxes payable	(1,797)	(36,012)
Other operating assets and liabilities	(36,249)	(3,912)
Net cash provided by operating activities	86,173	72,782

Cash flows from investing activities
Proceeds from sales of fixed income securities	339,309	710,186
Investment collections
Fixed income securities	84,197	97,249
Mortgage loans	54,838	57,960
Investment purchases
Fixed income securities	(598,494)	(775,808)
Mortgage loans	(54,542)	(93,832)
Change in short-term investments, net	45,495	18,952
Disposition of operations	(44)	(394,915)
Change in other investments, net	(503)	1,685
Net cash used in investing activities	(129,744)	(378,523)

Cash flows from financing activities
Contractholder fund deposits	377,809	668,215
Contractholder fund withdrawals	(336,408)	(357,789)
Net cash provided by financing activities	41,401	310,426

Net (decrease) increase in cash	(2,170)	4,685
Cash at beginning of period	7,090	3,818
Cash at end of period	$4,920	$8,503

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

The condensed financial statements and notes as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

 In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1. SOP 05-1 provides accounting guidance for deferred policy acquisition costs associated with internal replacements of insurance and investment contracts other than those already described in Statement of Financial Accounting Standard (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. In February 2007, the AICPA issued Technical Practice Aids (“TPAs”) that provide interpretive guidance to be used in applying SOP 05-1. The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption resulted in a $1.2 million after-tax reduction to retained income to reflect the impact on estimated future gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of deferred acquisition costs (“DAC”) and deferred sales inducements (“DSI”) balances of $1.8 million pre-tax as of January 1, 2007. The ongoing effects of SOP 05-1 are not expected to have a material impact on the Company’s results of operations or financial position.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS No.133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year beginning after September 15, 2006. The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133. The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

The Company had no liability for unrecognized tax benefits at January 1, 2007 or September 30, 2007, and believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

The Internal Revenue Service (“IRS”) has completed its examination of the Company’s federal income tax returns for 2003-2004. The Company’s tax years prior to 2003 have been examined by the IRS and the statute of limitations has expired on those years.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”)

In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the process by which misstatements are quantified for purposes of assessing their materiality on the financial statements. SAB 108 is intended to eliminate the potential for the build up of improper amounts on the balance sheet due to the limitations of certain methods of materiality assessment utilized in current practice. SAB 108 establishes a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP FAS 115-1”)

FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis. The effects of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”)

SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise not required. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

Pending accounting standards

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157 which redefines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. Additional disclosures and modifications to current fair value disclosures will be required upon adoption of SFAS No. 157. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effects of adoption of SFAS No. 157 on its results of operations and financial position.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of the impact of a reporting entity’s decision to use fair value on its earnings and also requires entities to display, on the face of the statement of financial position the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which have yet to be determined by the Company.

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07- 1”)

In June 2007, the AICPA issued SOP 07-1. Upon adoption of the SOP, the Company must also adopt the provisions of FASB Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies”, which permanently exempts investment companies from applying the provisions of Interpretation 46(R) to investments carried at fair value. SOP 07-1 provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. In certain circumstances, SOP 07-1 precludes retention of specialized accounting for investment companies (i.e. fair value accounting), when similar direct investments exist in the consolidated group and are measured on a basis inconsistent with that applied to investment companies. Additionally, SOP 07-1 precludes retention of specialized accounting for investment companies if the reporting entity does not distinguish, through documented policies, the nature and type of investments to be held in the investment companies from those made in the consolidated group where other accounting guidance is being applied. SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007, however the FASB voted in October 2007 to delay the effective date. A revised effective date for SOP 07-1 is not yet available. The Company is assessing the current and future implications of this standard on its results of operations and financial position.

FASB Staff Position No. 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”. FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application. The adoption of FSP FIN 39-1 is not expected to have a material impact on the company’s results of operations or financial position based on the current level of derivative activity.

2.  Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancing of fixed income securities, totaled $162 thousand and $2.6 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

Liabilities for collateral received in conjunction with securities lending activities are reported in other liabilities and accrued expenses in the Condensed Statements of Financial Position. The associated cash flows are included in cash flows from operating activities in the Condensed Statements of Cash Flows along with the related changes in investments, which are as follows:

	Nine months ended September 30,
(in thousands)	2007	2006

Net change in fixed income securities	$(131,643)	$(100,624)
Net change in short-term investments	(12,218)	(91,285)
Net change in proceeds managed	$(143,861)	$(191,909)

Liabilities for collateral and security repurchase, beginning of year	$(199,486)	$(149,465)
Liabilities for collateral and security repurchase, end of period	(343,347)	(341,374)
Operating cash flow provided	$143,861	$191,909

3.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Premiums and contract charges
Direct	$42,381	$42,382	$128,443	$124,815
Assumed – non-affiliate	220	318	905	1,027
Ceded
Affiliate	(997)	(992)	(2,981)	(3,620)
Non-affiliate	(9,207)	(8,757)	(28,416)	(19,677)
Premiums and contract charges, net of reinsurance	$32,397	$32,951	$97,951	$102,545

The effects of reinsurance on contract benefits are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Contract benefits
Direct	$49,025	$46,460	$147,418	$148,188
Assumed – non-affiliate	119	108	608	605
Ceded
Affiliate	(346)	(44)	(1,618)	(225)
Non-affiliate	(3,501)	(2,176)	(9,573)	(10,664)
Contract benefits, net of reinsurance	$45,297	$44,348	$136,835	$137,904

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Interest credited to contractholder funds
Direct	$47,974	$45,845	$141,855	$130,366
Assumed – non-affiliate	8	9	23	63
Ceded– non-affiliate	(3,410)	(4,240)	(10,408)	(5,767)
Interest credited to contractholder funds, net of reinsurance	$44,572	$41,614	$131,470	$124,662

In addition to amounts included in the table above are reinsurance premiums ceded to ALIC of $814 thousand and $771 thousand for the third quarter of 2007 and 2006, respectively, and $2.39 million and $2.26 million for the first nine months of 2007 and 2006, respectively, under the terms of the structured settlement annuity reinsurance agreement. These reinsurance premiums are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations as the treaty under which these amounts are ceded is accounted for as a derivative instrument pursuant to the requirements of SFAS No. 133.

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

The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed–return fund options and benefit guarantees. $440.0 million of assets supporting general account liabilities were transferred to Prudential, net of consideration, under the coinsurance provisions as of the transaction closing date.  General account liabilities of $369.6 million at September 30, 2007 and $415.7 million as of December 31, 2006, however, remain on the Condensed Statements of Financial Position with a corresponding reinsurance recoverable.

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

Pursuant to the Agreement, the consideration was $51.6 million. The disposal resulted in a reinsurance loss of $9.3 million, pretax. This reinsurance loss and other transactional expenses incurred were included as a component of loss on disposition of operations on the Statements of Operations and Comprehensive Income and amounted to $10.7 million, pretax ($7.0 million, after-tax) during 2006. Additional losses totaling $132 thousand were recorded in the first nine months of 2007. DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

The separate account balances related to the modified coinsurance reinsurance were $1.01 billion as of September 30, 2007 and $1.01 billion as of December 31, 2006.  Separate account balances totaling approximately $3.8 million as of September 30, 2007 and $2.7 million at December 31, 2006 relate to the variable life business that is being retained. In the first five months of 2006, prior to this disposition, the Company’s variable annuity business generated $8.1 million in contract charges.

4.  Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies owed to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state.

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”), currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan, may only be able to meet future obligations of its annuity contracts for the next fifteen years due to an estimated $600 million shortfall in assets to fund those obligations. If Executive Life were to be declared insolvent in the future, the Company would likely have exposure to guaranty fund assessments or other costs.

Based on currently available information, the outcome of this situation is uncertain at this time. The Bureau may eventually take actions to address this situation that may lead to guaranty fund assessments or other costs to the Company. Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes. The Company’s market share in New York was approximately 5.5% in 2005 based on industry annuity premium.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2007.

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

Legal and regulatory proceedings and inquiries

Background

The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the “Proceedings” subsection below, please note the following:

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

•                  The outcome on these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

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

•                  For the reasons specified above, it is often not possible to make meaningful estimates of the amount or range of loss that could result from the matters described below in the “Proceedings” subsection. The Company reviews these matters on an ongoing basis and follows the provisions of SFAS No. 5, “Accounting for Contingencies” when making accrual and disclosure decisions. When assessing reasonably possible and probable outcomes, the Company bases its decisions on its assessment of the ultimate outcome following all appeals.

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

Proceedings

Legal proceedings involving Allstate agencies and AIC may impact the Company, even when the Company is not directly involved, because the Company sells its products through a variety of distribution channels including Allstate agencies. Consequently, information about the more significant of these proceedings is provided in the following paragraph.

AIC is defending certain matters relating to its agency program reorganization announced in 1999. These matters are in various stages of development.

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted AIC’s motions for summary judgment.

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC’s interlocutory appeal of the trial court’s summary judgment order is now pending in the United States Court of Appeals for the Eighth Circuit.

•                  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. The court approved the form of class notice in October 2007 and set a December 2007 deadline for filing dispositive motions.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted AIC’s motion to dismiss the case.

In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company’s practices. The outcome of these disputes is currently unpredictable. One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other Matters” subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

5.      Other Comprehensive Income

The components of other comprehensive income (loss) on a pretax and after-tax basis are as follows:

	Three months ended September 30,
	2007			2006
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding gains arising during the period, net of related offsets	$23,124	$(8,094)	$15,030	$71,794	$(25,127)	$46,667
Less: reclassification adjustment of realized capital gains and losses	3,025	(1,059)	1,966	(2,965)	1,038	(1,927)

Other comprehensive income	$20,099	$(7,035)	13,064	$74,759	$(26,165)	48,594

Net income			12,385			10,207
Comprehensive income			$25,449			$58,801

	Nine months ended September 30,
	2007			2006
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding losses arising during the period, net of related offsets	$(35,430)	$12,400	$(23,030)	$(86,786)	$30,376	$(56,410)
Less: reclassification adjustment of realized capital gains and losses	4,142	(1,450)	2,692	(25,896)	9,064	(16,832)

Other comprehensive loss	$(39,572)	$13,850	(25,722)	$(60,890)	$21,312	(39,578)

Net income			30,762			21,064
Comprehensive income (loss)			$5,040			$(18,514)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of September 30, 2007, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois

November 2, 2007

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

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

(in thousands)	Nine Months Ended September 30, 2006

Contract charges	$8,103
Net investment income	8,789
Realized capital gains and losses	(4,079)
Total revenues	12,813

Contract benefits	(2,117)
Interest credited to contractholder funds	(6,408)
Amortization of deferred policy acquisition costs	7,277
Operating costs and expenses	(3,394)
Total costs and expenses	(4,642)

Loss on disposition of operations	(7,748)

Income from operations before income tax expense (1)	$423

(1)

For the nine months ended September 30, 2006, income from operations before income tax expense on the variable annuity business reinsured to Prudential included an investment spread and benefit spread of $2.4 million and $(1.1) million, respectively.

The Company’s results of operations for the three months and nine months ended September 30 are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Revenues

Premiums	$17,720	$19,211	$54,135	$53,963
Contract charges	14,677	13,740	43,816	48,582
Net investment income	96,994	92,536	287,901	279,256
Realized capital gains and losses	681	(4,741)	(2,063)	(24,093)
Total revenues	130,072	120,746	383,789	357,708

Costs and expenses

Contract benefits	(45,297)	(44,348)	(136,835)	(137,904)
Interest credited to contractholder funds	(44,572)	(41,614)	(131,470)	(124,662)
Amortization of DAC	(12,049)	(8,992)	(41,022)	(20,819)
Operating costs and expenses	(9,335)	(10,526)	(26,889)	(34,887)

Total costs and expenses	(111,253)	(105,480)	(336,216)	(318,272)

Loss on disposition of operations	—	(215)	(132)	(7,963)
Income tax expense	(6,434)	(4,844)	(16,679)	(10,409)
Net income	$12,385	$10,207	$30,762	$21,064

Net Income increased $2.2 million to $12.4 million in the third quarter of 2007 and increased $9.7 million to $30.8 million in the first nine months of 2007 compared to the same periods in 2006. The increase in the third quarter was mostly the result of higher revenues, partially offset by higher amortization of deferred policy acquisition costs (“DAC”) and interest credited to contractholder funds. Higher net income in the first nine months of 2007 was primarily attributable to increased revenues, lower operating costs and expenses, and the recognition in the prior year of losses relating to the disposition of our variable annuity business, partially offset by higher amortization of DAC and interest credited to contractholder funds.

Analysis of Revenues Total revenues increased 7.7% and 7.3% in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year. The increases in both periods were mostly driven by improved realized capital gains and losses and higher net investment income. In the third quarter, these changes were partially offset by lower premiums. In the nine-month period, these changes were partially offset by lower contract charges.

Premiums represent revenues generated from traditional life, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive and variable life, fixed annuities and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Condensed Statements of Operations (see Note 3 to the Condensed Financial Statements).

The following table summarizes premiums and contract charges by product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Premiums
Traditional life	$6,575	$6,044	$18,937	$16,869
Immediate annuities with life contingencies	9,395	11,862	30,382	33,354
Accident and health and other	1,750	1,305	4,816	3,740
Total premiums	17,720	19,211	54,135	53,963

Contract charges
Interest-sensitive life	12,985	11,692	37,821	34,292
Fixed annuities	1,692	2,038	5,995	6,177
Variable annuities	—	10	—	8,113
Total contract charges (1)	14,677	13,740	43,816	48,582
Premiums and contract charges	$32,397	$32,951	$97,951	$102,545

(1)

Contract charges for the three months ended September 30, 2007 and 2006 include contract charges related to the cost of insurance totaling $9.2 million and $7.9 million, respectively. Contract charges for the nine months ended September 30, 2007 and 2006 include contract charges related to the cost of insurance totaling $25.9 million and $24.4 million, respectively.

Total premiums declined 7.8% in the third quarter of 2007 compared to the third quarter of 2006 and increased 0.3% in the first nine months of 2007 compared to the same period of 2006. The decline in the third quarter of 2007 was due primarily to lower sales of immediate annuities with life contingencies. In the nine month period, lower sales of immediate annuities with life contingencies were more than offset by higher sales of traditional life insurance products and accident and health insurance products.

Contract charges increased 6.8% in the third quarter of 2007 and declined 9.8% in first nine months of 2007 compared to the same periods of 2006. In the third quarter, the increase was the result of higher contract charges on interest-sensitive life insurance policies due to growth in business in force, partially offset by lower contract charges on fixed annuities. The decline in contract charges in the nine month period was due to the disposal of our variable annuity business through reinsurance effective June 1, 2006. Excluding contract charges on variable annuities, contract charges increased 8.3% in the first nine months of 2007 compared to the same period of 2006. This increase also reflects higher contract charges on interest-sensitive life insurance policies due to growth in business in force, partially offset by lower contract charges on fixed annuities.

Contractholder funds represent interest-bearing liabilities arising from the sale of fixed annuities, interest-sensitive life insurance policies and variable annuity and life deposits allocated to fixed accounts. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract maturities, benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

The following table shows the changes in contractholder funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Contractholder funds, beginning balance	$4,711,868	$4,599,676	$4,708,428	$4,349,395

Deposits:
Fixed annuities	134,811	204,649	293,832	585,058
Interest-sensitive life	25,922	23,050	76,196	70,889
Variable annuity and life deposits allocated to fixed accounts	13	12	42	15,505
Total deposits	160,746	227,711	370,070	671,452

Interest credited	45,042	44,869	133,598	133,397

Benefits, withdrawals and other adjustments
Benefits	(35,329)	(34,114)	(110,496)	(105,757)
Surrenders and partial withdrawals	(65,248)	(67,359)	(225,911)	(233,905)
Contract charges	(12,317)	(11,322)	(35,911)	(33,129)
Net transfers from (to) separate accounts	—	2	—	(18,127)
Other adjustments	(13,500)	(17,111)	(48,516)	(20,974)
Total benefits, withdrawals and other adjustments	(126,394)	(129,904)	(420,834)	(411,892)

Contractholder funds, ending balance	$4,791,262	$4,742,352	$4,791,262	$4,742,352

Contractholder funds increased 1.7% and 3.1% in the third quarter of 2007 and 2006, respectively, and increased 1.8% and 9.0% in the first nine months of 2007 and 2006, respectively. Average contractholder funds increased 1.7% and 4.5% in the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006. This is compared to an increase in average contractholder funds of 11.7% and 13.2% in the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005.

Contractholder deposits declined 29.4% and 44.9% in the third quarter and first nine months of 2007, respectively, compared to the same periods of 2006. These declines were primarily due to lower deposits on fixed annuities. The declines of 34.1% and 49.8% in fixed annuity deposits in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year, are indicative of lower industry-wide fixed annuity sales and our strategy to raise new business returns on capital for these products.

Surrenders and partial withdrawals declined 3.1% and 3.4% in the third quarter of 2007 and first nine months of 2007, respectively, compared to the same periods of 2006. The decrease in surrenders and partial withdrawals in the first nine months of 2007 was due to the absence in 2007 of surrenders and partial withdrawals related to the variable annuity business that was reinsured effective June 1, 2006. Subsequent to the effective date of that transaction, the net change in contractholder funds attributable to the reinsured variable annuity business is included as a component of the other adjustments line in the table above. Surrenders and partial withdrawals for the first nine months of 2006 include $30.5 million related to the reinsured variable annuity business. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life products, based on the beginning of period contractholder funds, was 8.1% and 8.2% for the first nine months of 2007 and 2006, respectively.

Net investment income increased 4.8% in the third quarter and 3.1% in the first nine months of 2007 compared to the same periods in 2006. The increase in both periods was primarily due to higher average portfolio balances. Higher average portfolio balances resulted primarily from the investment of operating cash flows. See the Investments section of MD&A for further detail of net investment income.

Realized capital gains and losses reflected net gains of $681 thousand in the third quarter of 2007 and net losses of $2.1 million in first nine months of 2007. This compares to net losses of $4.7 million and $24.1 million in the third quarter and first nine months of 2006, respectively. For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses   Total costs and expenses increased 5.5% or $5.8 million and 5.6% or $17.9 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year. The increases in both periods were mostly driven by higher amortization of DAC and interest credited to contractholder funds, partially offset by lower operating costs and expenses.

Contract benefits increased 2.1% or $949 thousand in the third quarter of 2007 and decreased 0.8% or $1.1 million in the first nine months of 2007 compared to the same periods in the prior year. The increase in the third quarter of 2007 was driven primarily by higher contract benefits for the implied interest on life-contingent immediate annuities. The decrease in the first nine months of 2007 was due to the absence in 2007 of contract benefits on the reinsured variable annuity business, which totaled $2.1 million in the nine months ended September 31, 2006. Excluding the impact of the reinsured variable annuity business, contract benefits increased 0.8% compared to the prior year as a result of higher contract benefits for the implied interest on life-contingent immediate annuities, partially offset by improved mortality experience on immediate annuities with life contingencies.

Contract benefits include the implied interest on life-contingent immediate annuities. This implied interest totaled $27.1 million and $26.2 million in the third quarter of 2007 and 2006, respectively, and totaled $80.5 million and $77.5 million in the first nine months of 2007 and 2006, respectively.

We analyze our mortality and morbidity results using the difference between premiums, contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on life-contingent immediate annuities (“benefit spread”). The benefit spread by product group is disclosed in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Life insurance	$8,863	$7,767	$21,226	$18,920
Annuities	(207)	1,179	2,412	(971)
Total benefit spread	$8,656	$8,946	$23,638	$17,949

Interest credited to contractholder funds increased 7.1% or $3.0 million in the third quarter and 5.5% or $6.8 million in the first nine months of 2007 compared to the same periods in the prior year. The increase in both periods was the result of growth in contractholder funds and higher weighted average interest crediting rates on deferred fixed annuities. In the first nine months of 2007, the impact of these items was partially offset by the absence in 2007 of interest credited related to the reinsured variable annuity business. Interest credited to contractholder funds related to the reinsured variable annuity business totaled $6.4 million in the first nine months of 2006.

In order to analyze the impact of net investment income and interest credited to policyholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on life-contingent immediate annuities which is included as a component of contract benefits on the Condensed Statements of Operations (“investment spread”).

The investment spread by product group is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Annuities	$14,577	$15,244	$45,554	$49,021
Life insurance	809	480	2,267	1,969
Net investment income on investments supporting capital	9,953	9,029	28,142	26,077
Total investment spread	$25,339	$24,753	$75,963	$77,067

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	5.7%	5.6%	4.6%	4.6%	1.1%	1.0%
Deferred fixed annuities	5.7	5.6	3.5	3.4	2.2	2.2
Immediate fixed annuities with and without life contingencies	7.3	7.4	6.6	6.6	0.7	0.8
Investments supporting capital, traditional life and other products	6.1	6.1	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2007	2006	2007	2006	2007	2006
Interest-sensitive life	5.7%	5.6%	4.6%	4.5%	1.1%	1.1%
Deferred fixed annuities	5.6	5.6	3.4	3.2	2.2	2.4
Immediate fixed annuities with and without life contingencies	7.4	7.5	6.6	6.7	0.8	0.8
Investments supporting capital, traditional life and other products	5.9	6.2	N/A	N/A	N/A	N/A

The following table summarizes the liabilities for these contracts and policies.

	Nine Months Ended September 30,
(in thousands)	2007	2006
Immediate fixed annuities with life contingencies	$1,607,719	$1,544,636
Other life contingent contracts and other	350,044	360,978
Reserve for life-contingent contract benefits	$1,957,763	$1,905,614

Interest-sensitive life	$515,037	$464,148
Deferred fixed annuities	3,705,304	3,724,117
Immediate fixed annuities without life contingencies and other	570,921	554,087
Contractholder funds	$4,791,262	$4,742,352

Amortization of DAC increased 34.0% or $3.1 million in the third quarter of 2007 and 97.0% or $20.2 million in the first nine months of 2007 compared to the same periods of 2006. The components of amortization of DAC are shown in the following table.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions (1)	$(11,958)	$(11,244)	$(35,413)	$(35,784)
Amortization relating to realized capital gains and losses (2)	(91)	2,252	209	14,819
Changes in assumptions (“unlocking”)	—	—	(5,818)	146
Total amortization of DAC	$(12,049)	$(8,992)	$(41,022)	$(20,819)

(1)          Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions for the nine months ended September 30, 2006 includes $(4.6) million relating to the reinsured variable annuity business.

(2)          Amortization relating to realized capital gains and losses for the nine months ended September 30, 2006 includes $11.9 million of amortization relating to the reinsured variable annuity business.

The increase in amortization of DAC in the third quarter of 2007 compared to the third quarter of the prior year was primarily the result of an unfavorable change in amortization relating to realized capital gains and losses. The increase in amortization in the first nine months of 2007 compared to the same period in the prior year was primarily due to the absence in 2007 of amortization on the variable annuity business that was reinsured effective June 1, 2006. Amortization on the reinsured variable annuity business in the first nine months of 2006 reflected a credit to income of $7.3 million. Excluding amortization relating to the reinsured variable annuity business, amortization of DAC increased 46.0% in the first nine months of 2007 compared to the same period in the prior year. This increase was due primarily to an unfavorable impact totaling $6.0 million relating to our annual comprehensive review of DAC assumptions (commonly referred to as “unlocking”) and higher gross profits.

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses declined 11.3% and 22.9% in the third quarter and first nine months of 2007 compared to the same periods of 2006. The decline in both periods was primarily due to lower restructuring and employee benefit related expenses, decreased insurance department assessments and lower non-deferrable commissions, partially offset by an increased investment in technology. Additionally, the decline in the nine-month period was also impacted by the absence in 2007 of expenses related to the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, expenses declined 14.6% in the first nine months of 2007.

Gain (loss) on disposition of operations changed by a favorable $215 thousand and $7.8 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year. This improvement was due to the recognition in the prior year of losses relating to the disposition of our variable annuity business.

Income tax expense increased by $1.6 million and $6.3 million in the third quarter and first nine months of 2007, respectively, compared to the same periods in the prior year. These increases primarily reflect the proportional impact of higher income before taxes.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio. The composition of the investment portfolio at September 30, 2007 is presented in the table below.

	Carrying	Percent
(in thousands)	value	of total

Fixed income securities (1)	$6,168,835	87.7%
Mortgage loans	708,249	10.1
Short-term	118,033	1.7
Policy loans	38,181	0.5
Other	19	—
Total	$7,033,317	100.0%

(1)   Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.90 billion.

Total investments increased to $7.03 billion at September 30, 2007, from $6.78 billion at December 31, 2006, primarily due to positive cash flows from operating and financing activities, including increased funds associated with securities lending, partially offset by the decreased net unrealized gains on fixed income securities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities increased to $343.3 million at September 30, 2007, from $199.5 million at December 31, 2006.

Fixed income securities by type are listed in the table below.

	September 30, 2007	% to Total Investments	December 31, 2006	% to Total Investments
($ in thousands)
U.S. government and agencies	$757,151	10.8%	$729,111	10.8%
Municipal	451,536	6.4	323,003	4.8
Corporate	3,300,431	46.9	3,304,762	48.7
Asset-backed securities	116,966	1.7	109,022	1.6
Commercial mortgage-backed securities	798,515	11.4	673,179	9.9
Mortgage-backed securities	418,074	5.9	433,196	6.4
Foreign government	316,722	4.5	304,947	4.5
Redeemable preferred stock	9,440	0.1	9,919	0.1
Total fixed income securities	$6,168,835	87.7%	$5,887,139	86.8%

At September 30, 2007, 96.5% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard & Poor’s, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the third quarter of 2007, the financial markets experienced liquidity declines, primarily in the residential mortgage and asset-backed commercial paper markets. Certain other asset-backed and real estate investment markets experienced similar illiquidity, but to a much lesser degree. After gaining assurance as to the reasonableness of our vendor pricing services, we have been able to continue to value our portfolio of these securities based upon independent market quotations.

Asset-backed and mortgage-backed fixed income securities by type are listed in the table below.

($ in thousands)	Aaa	Aa	A	Baa	Fair value at September 30, 2007	% toTotal Investments
Asset-backed securities
Asset-backed securities collateralized by sub- prime residential mortgage-backed loans (“ABS RMBS”)	95.6%	4.4%	—	—	$85,425	1.2%
Other collateralized debt obligations	49.9%	12.4%	27.9%	9.8%	31,541	0.5%
Total Asset-backed securities					$116,966	1.7%

Mortgage-backed securities
U.S. Agency	100%	—	—	—	$340,249	4.8%
Prime	100%	—	—	—	48,877	0.7
Alt-A	100%	—	—	—	28,948	0.4
Total Mortgage-backed securities					$418,074	5.9%

Certain of our asset-backed and mortgage-backed securities are collateralized by residential mortgage loans that are characterized by borrowers of differing levels of creditworthiness: U.S. agency, prime, Alt-A and sub-prime. Our practice for acquiring and monitoring ABS RMBS (also known as “sub prime RMBS”) and Alt-A mortgage-backed securities takes into consideration the quality of the originator, quality of the servicer, security credit rating, underlying characteristics of the mortgages, borrower characteristics, level of credit enhancement in the transaction, and bond insurer strength, where applicable. The originators and servicers of the underlying mortgage loans are primarily subsidiaries of large banks and broker/dealers. These securities are structured to experience losses according to the seniority level of each tranche, with the least senior tranche taking the first loss.

At September 30, 2007, we did not record any investment write-downs related to our ABS RMBS or Alt-A residential mortgage-backed securities. Although we do not currently anticipate other-than-temporary impairments in these securities, a deterioration of future market conditions could cause us to alter that outlook. In addition, based on our analysis and the seniority of our securities’ claim on the underlying collateral, we currently expect to receive all payments on these securities in accordance with their original contractual terms.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

($ in thousands)	Fair value at September 30, 2007	% to Total Investments
ABS RMBS
First lien:
Fixed rate (1)	$14,852	0.2%
Variable rate (1)	42,790	0.6
Total first lien (2)	57,642	0.8
Second lien:
Insured	18,254	0.3
Other	9,529	0.1
Total second lien (3)	27,783	0.4
Total ABS RMBS	$85,425	1.2%

(1)          Fixed rate and variable rate refer to the primary interest rate characteristic of the underlying mortgages at the time of issuance.

(2)          The credit ratings of the first lien ABS RMBS were 100% Aaa, at September 30, 2007.

(3)          The credit ratings of the second lien ABS RMBS were 86.6% Aaa, and 13.4% Aa at September 30, 2007.

ABS RMBS includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for prime or alternative financing terms due in part to an impaired or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit profile. As of September 30, 2007, the ABS RMBS portfolio had gross unrealized losses of $2.0 million. This is compared to net unrealized losses of $613 thousand, which were comprised of $14 thousand of unrealized gains and $627 thousand of unrealized losses at June 30, 2007. During the third quarter of 2007, two second lien ABS RMBS with a value of

$3.7 million were downgraded within the investment grade ratings. Since September 30, 2007, one tranche with a value of $734 thousand was downgraded within the investment grade rating. During the third quarter of 2007, we collected $6.3 million of principal repayments consistent with the expected cash flows. These repayments represent more than 6% of the amortized cost of our outstanding ABS RMBS portfolio at June 30, 2007.

At September 30, 2007, $20.8 million or 24.3% of the total ABS RMBS securities that are rated Aaa are currently insured by 4 bond insurers. $74.7 million or 87.5% of the portfolio consisted of securities that were issued during 2006 and 2007. At September 30, 2007, 95.0% of these securities were rated Aaa and 5.0% rated Aa. The expected weighted average life of our 2006 and 2007 ABS RMBS portfolio was estimated to be approximately 3.0 to 3.50 years at origination. As the underlying mortgages are repaid, the weighted average life at origination of the remaining positions will lengthen.

Other collateralized debt obligations consist of investments secured primarily by portfolios of credit card loans, auto loans, student loans and other consumer and corporate obligations.

Alt-A mortgage-backed securities are included in our mortgage-backed fixed income securities and reflect securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. All of the Alt-A portfolio was at a fixed rate at the time of issue. At September 30, 2007, the Alt-A portfolio had net unrealized losses of $650 thousand, which were comprised of $139 thousand of unrealized gains and $789 thousand of unrealized losses. At June 30, 2007, these securities had net unrealized losses of $982 thousand, which were comprised of $1.4 million of unrealized gains and $2.4 million of unrealized losses. None of these securities were issued during 2006 and 2007.

Unrealized net capital gains on fixed income securities at September 30, 2007 were $268.6 million, a decrease of $76.3 million or 22.1% since December 31, 2006. The net unrealized gain was comprised of $360.6 million of unrealized gains and $92.1 million of unrealized losses at September 30, 2007. This is compared to net unrealized gains totaling $344.9 million at December 31, 2006, comprised of $399.2 million of unrealized gains and $54.3 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2007, $85.8 million or 93.2% were related to investment grade securities and are believed to be primarily interest rate related. All of the remaining $6.3 million of losses were in the corporate fixed income portfolio and were primarily comprised of securities in the consumer goods, utilities, capital goods, and communications sectors. The gross unrealized losses in these sectors were primarily company specific and interest rate related.

Our portfolio monitoring process identifies and evaluates, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, and other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All securities in an unrealized loss position at September 30, 2007 were included in our portfolio monitoring process for determining which declines in value were not other-than-temporary.

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

The Company had no problem, restructured or potential problem fixed income securities at September 30, 2007. The following table summarizes problem, restructured and potential problem fixed income securities at December 31, 2006.

(in thousands)	December 31, 2006
	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$3,444	$6,883	0.1%
Restructured	—	—	—
Potential problem	2	—	—
Total net carrying value	$3,446	$6,883	0.1%
Cumulative write-downs recognized	$2,491

The fixed income securities categorized as problem and potential problem as of December 31, 2006 were disposed in 2007.

Net Investment Income  The following table presents net investment income for the three months and nine months ended September 30.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006

Fixed income securities	$90,369	$84,977	$266,657	$256,028
Mortgage loans	10,317	9,595	30,370	28,634
Short-term and other	3,444	4,316	11,722	11,302
Investment income, before expense	104,130	98,888	308,749	295,964
Investment expense	(7,136)	(6,352)	(20,848)	(16,708)
Net investment income	$96,994	$92,536	$287,901	$279,256

Net investment income increased 4.8% and 3.1% in the three months and nine months ended September 30, 2007 as compared to the same periods in the prior year.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Investment write-downs	$—	$—	$—	$(258)
Dispositions	3,310	(1,716)	3,857	(24,083)
Valuation of derivative instruments	(3,524)	(3,964)	(5,497)	(3,325)
Settlement of derivative instruments	895	939	(423)	3,573
Realized capital gains and losses, pretax	681	(4,741)	(2,063)	(24,093)
Income tax benefit (expense)	(257)	1,739	768	9,058
Realized capital gains and losses, after-tax	$424	$(3,002)	$(1,295)	$(15,035)

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

In the third quarter of 2007, we recognized $220 thousand of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent is primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolio. We identified $108.0 million of securities which we did not have the intent to hold until recovery.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

(in thousands)	September 30, 2007	December 31, 2006

Common stock, additional capital paid-in and retained income	$604,537	$574,958
Accumulated other comprehensive income	52,316	78,038
Total shareholder’s equity	$656,853	$652,996

Shareholder’s equity increased in the first nine months of 2007 due primarily to net income, partially offset by lower unrealized net capital gains on fixed income securities.

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

Liquidity Sources and Uses   As reflected in our Condensed Statements of Cash Flows, higher operating cash flows in the first nine months of 2007, compared to the first nine months of 2006, were primarily the result of lower income tax payments and policy acquisition expenses and higher investment income, partially offset by the settlement of an intercompany obligation in 2007 and lower contract charges due to the disposition of the variable annuity business in 2006.

Decreased cash flows used in investing activities were due to a decline in net cash provided by financing activities partially offset by higher net cash provided by operating activities. Also, cash flows used in investing activities in the prior year include the settlement of the disposal of our variable annuity business.

Cash flows from financing activities declined in the first nine months of 2007 compared to the same period in the prior year due to lower contractholder deposits partially offset by lower contractholder withdrawals. For quantification of the changes in contractholder funds, see the Operations section of MD&A.

We have an inter-company loan agreement with The Allstate Corporation. The amount of inter-company loans available to us is at the discretion of The Allstate Corporation. The maximum amount of loans the Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at September 30, 2007 or December 31, 2006. The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings

As described in Note 1 to the Condensed Financial Statements, in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company had no liability for unrecognized tax benefits at January 1 or September 30, 2007. We believe it is reasonably possible that the liability balance will not significantly increase or decrease within the next 12 months.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our analysis and the seniority of our securities’ claim on the underlying collateral, we currently do not anticipate other-than-temporary impairments and we expect to receive all payments on our asset-backed residential mortgage-backed securities (“ABS RMBS”), and Alt-A mortgage-backed securities portfolios in accordance with their original contractual terms.

Changes in the actual or expected performance of mortgage-related securities, the actual or perceived financial strength and claims paying ability of bond insurers, or the valuation and market for these types of securities could lead us to reconsider our payment outlook and determine that write-downs are appropriate in the future.

The change in our unrecognized tax benefit during the next 12 months is subject to uncertainty.

As required by Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months. We believe that this estimate has been appropriately established based on available facts and information, however, actual results may differ from our estimate for reasons such as changes in our position on specific issues,  developments with respect to the governments’ interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

Item 6.    Exhibits

(a)   Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

November 5, 2007	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description
15	Acknowledgement of awareness from Deloitte & Touche LLP dated November 2, 2007, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1