Form 10-K
period 2007-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2008-03-17
CIK 839759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF "LARGE ACCELERATED FILER", "ACCELERATED FILER" AND "SMALLER REPORTING COMPANY" IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER   ACCELERATED FILER   NON-ACCELERATED FILER   SMALLER REPORTING COMPANY
         |_|                     |_|                   |X|                      |_|

                                               (DO NOT CHECK IF A
                                            SMALLER REPORTING COMPANY)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES |_| NO |X|

NONE OF THE COMMON EQUITY OF THE REGISTRANT IS HELD BY NON-AFFILIATES. THEREFORE, THE AGGREGATE MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT IS ZERO.

AS OF MARCH 14, 2008, THE REGISTRANT HAD 100,000 COMMON SHARES, $25 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I
Item 1.    Business                                                                                   1
Item 1A.   Risk Factors                                                                               2
Item 2.    Properties                                                                                 7
Item 3.    Legal Proceedings                                                                          7
Item 4.    Submission of Matters to a Vote of Security Holders *                                    N/A
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities                                                          8
Item 6.    Selected Financial Data *                                                                N/A
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation       9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                                37
Item 8.    Financial Statements and Supplementary Data                                               38
Item 9.    Change in and Disagreements With Accountants on Accounting and Financial Disclosure       76
Item 9A.   Controls and Procedures                                                                   76
Item 9B.   Other Information                                                                         76
PART III
Item 10.   Directors, Executive Officers and Corporate Governance *                                 N/A
Item 11.   Executive Compensation *                                                                 N/A
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters *                                                                 N/A
Item 13.   Certain Relationships and Related Transactions, and Director Independence *              N/A
Item 14.   Principal Accounting Fees and Services                                                    77

PART IV
Item 15.   Exhibits and Financial Statement Schedules                                                78
           Signatures                                                                                82
           Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d)
           of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered
           Securities Pursuant to Section 12 of the Securities Exchange Act of 1934                  83
           Financial Statement Schedules                                                            S-1

*    Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Allstate Life Insurance Company of New York ("Allstate Life of New York", "ALNY", the "Company", "we", "us" or "our") was incorporated in 1967 as a stock life insurance company under the laws of the State of New York. In 1984, ALNY was purchased by Allstate Life Insurance Company ("ALIC"). Allstate Life of New York is a wholly owned subsidiary of ALIC, a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company ("AIC") is owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate (R)" slogan, Allstate provides insurance products to more than 17 million households through a distribution network that utilizes a total of 14,900 exclusive agencies and exclusive financial specialists in the United States and Canada. Allstate is the second-largest personal property and casualty insurer in the United States on the basis of 2006 statutory premiums earned. In addition, according to A.M. Best, it is the nation's 12th largest issuer of life insurance business on the basis of 2006 ordinary life insurance in force and 16th largest on the basis of 2006 statutory admitted assets.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information that has been prepared in accordance with the National Association of Insurance Commissioners Accounting Practices and Procedure Manual ("Manual"). All domestic United States insurance companies are required to prepare statutory-basis financial statements in accordance with the Manual. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

     The Company provides life insurance, retirement and investment products to individuals. Our principal products are fixed annuities, including deferred and immediate; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. We also distribute variable annuities through our bank distribution partners; however this product is fully reinsured with an unaffiliated entity.

     We sell products through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents (including workplace enrolling agents), banks, broker-dealers and specialized structured settlement brokers.

     We compete on a wide variety of factors, including the scope of our distribution systems, the breadth of our product offerings, the recognition of our brand, our financial strength and ratings, our differentiated product features and prices, and the level of customer service that we provide.

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2007, there were approximately 720 groups of life insurance companies in the United States, most of which offered one or more similar products. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of capital that the company must hold to support in-force contracts, satisfy rating agencies and meet regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target returns on a portfolio basis, which could result in the discontinuation of products or distribution relationships and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

     Our profitability depends on the adequacy of investment spreads, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability.

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY

     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and deferred acquisition costs may be required which could have a material adverse effect on our operating results and financial condition.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS

     Our ability to manage our spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates in such an environment can offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of policy loans surrenders and withdrawals. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when the fixed income investment asset values are lower as a result of the increase in interest rates. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of deferred policy acquisition cost ("DAC") or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE LIFE, FIXED ANNUITIES AND OTHER INVESTMENT CONTRACTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC

     DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits ("EGP") over the estimated lives of the contracts. Assumptions underlying EGP, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in amortization acceleration/deceleration (commonly referred to as "DAC unlocking"), which in turn could adversely affect our net income and financial condition.

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

RISKS RELATING TO INVESTMENTS

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY

     We are subject to the risk that we will incur losses due to adverse changes in interest rates and equity prices. Our primary market risk exposures are to changes in interest rates and, to a lesser degree, equity prices. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a weakening in the economy in general. For additional information on market risk, see the "Market Risk" section of Management's Discussion and Analysis.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or otherwise riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities, including realized losses relating to derivative strategies.

DETERIORATING FINANCIAL PERFORMANCE ON SECURITIES COLLATERALIZED BY MORTGAGE LOANS AND COMMERCIAL MORTGAGE LOANS MAY LEAD TO WRITE-DOWNS

     We continue to believe that the unrealized losses on securities collateralized by mortgage loans and commercial mortgage loans are not necessarily predictive of the performance of the underlying collateral, and that, in the absence of further deterioration in the collateral relative to our positions in the securities' respective capital structure, we expect the unrealized losses should reverse over the remaining lives of the securities. However, future market conditions could cause us to alter that outlook. Changes in mortgage delinquency or recovery rates, credit rating changes by rating agencies, bond insurer strength or rating, and the quality of service provided by service providers on securities in our portfolios could lead us to determine that write-downs are appropriate in the future.

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

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE

     The insurance industry is highly competitive. Our competitors include other insurers and, because many of our products include a savings or investment component, securities firms, investment advisers, mutual funds, banks and other financial institutions. Many of our competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets. Our ability to successfully operate may also be impaired if we are not effective in filling critical leadership positions, in developing the talent and skills of our human resources, in assimilating new executive talent into our organization, or in deploying human resource talent consistently with our business goals.

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

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH

     As an insurance company with separate accounts that are regulated as investment companies, we are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Moreover, they are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators, the SEC, Financial Industry Regulatory Authority, the U.S. Department of Justice, and state attorneys general, each of which exercises a degree of interpretive latitude. Consequently, we are subject to the risk that compliance with any particular regulator's or enforcement authority's interpretation of a legal issue may not result in compliance with another's interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator's or enforcement authority's interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator's or enforcement authority's interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow and improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products. In many respects, these laws and regulations limit our ability to grow and improve the profitability of our business.

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

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and may result in loss of life, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that a terrorist acts occur, we could be adversely affected, depending on the nature of the event.

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

     Our financial statements are subject to the application of generally accepted accounting principles, which is periodically revised and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the financial statements.

THE CHANGE IN OUR UNRECOGNIZED TAX BENEFIT DURING THE NEXT 12 MONTHS IS SUBJECT TO UNCERTAINTY

     As required by FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", which was adopted as of January 1, 2007, we have disclosed our estimate of net unrecognized tax benefits and the reasonably possible increase or decrease in its balance during the next 12 months. However, actual results may differ from our estimate for reasons such as changes in our position on specific issues, developments with respect to the governments' interpretations of income tax laws or changes in judgment resulting from new information obtained in audits or the appeals process.

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

CHANGING CLIMATE CONDITIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS

     Allstate recognizes the scientific view that the world is getting warmer. To the extent that climate change impacts mortality rates and those changes do not match the long-term mortality assumptions in our product pricing, the Company would be impacted.

LOSS OF KEY VENDOR RELATIONSHIPS COULD AFFECT OUR OPERATIONS

     We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services such as human resource benefits management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational impairments and financial losses.

ITEM 2. PROPERTIES

     Allstate Life of New York occupies office space in Hauppauge, New York and Northbrook, Illinois that is owned or leased by AIC. Expenses associated with these facilities are allocated to us on both a direct and indirect basis, depending on the nature and use. We believe that these facilities are suitable and adequate for our operations.

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

     In 2007 and 2006, we paid no dividends on our common stock to ALIC.

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

     Our goal is to reinvent protection and retirement for the consumers. To achieve this goal, we are focused on the following operating priorities: consumer focus, operational excellence, enterprise risk and return, and capital management.

     The most important factors we monitor to evaluate the financial condition and performance of our Company include:

     - For operations: premiums and deposits, benefit and investment spread, amortization of deferred policy acquisition costs, expenses, operating income, net income, and invested assets, product returns and profitably growing distribution partner relationships;

     - For investments: credit quality/experience, stability of long-term returns, total returns, cash flows and asset and liability duration; and

     - For financial condition: our financial strength ratings, operating leverage, debt leverage and return on equity.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates include those used in determining:

     -    Investment Fair Value and Impairment

     -    Derivative Instrument Hedge Accounting and Fair Value

     -    Deferred Policy Acquisition Cost ("DAC") Amortization

     -    Reserve for Life-Contingent Contract Benefits Estimation

     In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to the Company's businesses and operations. It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our consolidated financial statements.

     A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a complete summary of our significant accounting policies, see Note 2 of the financial statements.

INVESTMENT FAIR VALUE AND IMPAIRMENT The fair value of our investments in fixed income securities is based on observable market quotations, other market observable data, or is derived from such quotations and market observable data. We utilize third party pricing servicers, brokers and internal valuation models to determine fair value. We gain assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through our ongoing monitoring of the fair values received or derived internally. Our exposure to changes in market conditions is discussed more fully in the Market Risk section of the MD&A.

     We are responsible for the determination of fair value and the supporting assumptions and methodologies. We employ independent third party pricing servicers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for each applicable security. In situations where sufficient market observable information is not available for a particular security through the sources as agreed to with us, no quote is provided by the service providers. For these securities, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or we internally determine fair values employing widely accepted pricing valuation models. Changing market conditions in the fourth quarter of 2007, were incorporated into valuation assumptions and reflected in the fair values, which were validated by calibration and other analytical techniques to available market observable data.

     Third party pricing servicers consolidate market transactions and other key valuation model inputs from multiple sources and provide pricing information in the form of a single fair value for each security for which a fair value request is agreed. Fair values provided are derived from their proprietary pricing models. The sources used by these servicers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information as applicable, as well as widely accepted valuation models developed on a proprietary basis. Their proprietary pricing models are based on discounted cashflow methodology and they may take into account, among other things, market observable information as of the measurement date from the sources described above; and the specific attributes of the security being valued including its term, interest rate and credit rating (consistent with those we use to report our holdings by credit rating); industry sector, and where applicable, collateral quality and other issue or issuer specific information. To operate these models effectively requires seasoned professional judgment and experience. In the cases where market transactions or other market observable data is limited, the degree of judgment varies with the availability of market observable information.

     For approximately 4.0% of our holdings, where our third party pricing servicers cannot provide fair value determinations, we obtain quotes from brokers familiar with the security who may consider transactions or activity in similar securities, if any, among other information, similar to our third party pricing servicers. The brokers providing the quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise.

     The fair value of securities such as privately-placed securities, where our pricing servicers or brokers cannot provide fair value determinations, is determined using widely accepted valuation methods and models. These internally developed models are appropriate for each class of security, involve some degree of judgment, and include inputs that may not be market observable.

     Our models are based on discounted cash flow methodology and calculate a single best estimate of fair value for each security. Our internally developed pricing models use credit ratings and liquidity risk associated with privately-placed securities, which are difficult to independently observe and verify. Inputs used in these fair value estimates include specific attributes of the security being valued including; coupon rate, weighted average life, an internal credit rating assigned by us (which is consistent with any external ratings and those we use to report our holdings by credit rating), sector of the issuer, and call provisions. Our assumptions incorporate market information as of the measurement date that represents what we believe independent third parties would use to determine fair value, which include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums and other applicable market data. Our assumption for liquidity risk associated with privately-placed securities reduces the value of these securities to reflect their reduced liquidity as compared to similar securities that are publicly traded. Additionally, no assumption is included in the valuation of privately placed securities for an increase to the value to reflect the generally enhanced structural features of the securities, such as covenants or change of control protection. However, judgment is required in developing these estimates and, as a result, the estimated fair value of these securities may differ from amounts that would be realized upon an orderly sale of the securities at the measurement date. The use of different assumptions may have a material effect on the estimated fair values.

     We employ control processes to determine the reasonableness of the fair value of our fixed income securities. Our processes are designed to assure the values provided are accurately recorded and that the data and the valuation method utilized is appropriate and consistently applied and that the assumptions are reasonable and representative of fair value. For example, we may validate the reasonableness of prices by comparing the information obtained from our pricing vendors to other third party pricing sources for certain securities. Our control processes also include reviews, when fair value determinations are expected to be more variable, by management with relevant expertise and management who are independent of those charged with executing investing transactions, of these fair value determinations to validate their reasonableness.

     The following table identifies those investments carried at fair value as of December 31, 2007 by method of determination:

                                                           INVESTMENTS
                                                      ---------------------
(IN THOUSANDS)                                         CARRYING     PERCENT
                                                         VALUE     TO TOTAL
                                                      ----------   --------
Fair value based on internal sources                  $1,062,563     15.1%
Fair value based on external sources                   5,208,565     73.8
                                                      ----------    -----
   Total fixed income securities                       6,271,128     88.9
                                                      ----------    -----
Fair value of derivatives                                      3       --
Mortgage loans, policy loans, and other investments
  valued at cost and amortized cost                      786,498     11.1
                                                      ----------    -----
Total                                                 $7,057,629    100.0%
                                                      ==========    =====

     For investments classified as available for sale, the difference between fair value and amortized cost, net of certain other items and deferred income taxes (as disclosed in Note 6), is reported as a component of accumulated other comprehensive income on the Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when declines in fair values are deemed other-than-temporary. The assessment of other-than-temporary impairment of a security's fair value is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors.

     For our portfolio review evaluations, we ascertain whether there are any approved programs involving the disposition of investments such as changes in duration, revision to strategic asset allocations and liquidity actions, as well as any dispositions anticipated by the portfolio managers. In these instances, we recognize impairment on securities designated as subject to these approved anticipated actions if the security is in an unrealized loss position. There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other-than-temporary, including 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other-than-temporary, including 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information obtained which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since the majority of our portfolio is designated as available-for -sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

     The determination of the amount of impairment is an inherently subjective process based on periodic evaluation of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in impairments in results of operations as such evaluations are revised. The use of different methodologies and assumptions as to the determination of the fair value of investments and the timing and amount of impairments may have a material effect on the amounts presented within the financial statements.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment as well as the potential causes of such changes, see Note 6 of the financial statements and the Investments, Market Risk, and Forward-looking Statements and Risk Factors sections of this document.

DEFERRED POLICY ACQUISITION COST AMORTIZATION We incur significant costs in connection with acquiring business. In accordance with GAAP, costs that vary with and are primarily related to acquiring business are deferred and recorded as an asset on the Statements of Financial Position.

     DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, which include investment income and realized capital gains and losses, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining DAC amortization and recoverability are consistent with the assumptions used to calculate reserves for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of this business. We periodically review the adequacy of reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency.

     DAC related to interest-sensitive life and annuities is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period. The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to results of operations when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.

     AGP and EGP consist of the following components: benefit margins primarily from cost of insurance contract charges less mortality, investment margins including realized capital gains and losses; and expense margins including surrender and other contract charges, less maintenance expenses. The amount of EGP is principally dependent on assumptions for investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses. Of these factors, we anticipate that investment returns, credited interest, persistency, mortality, and expenses are reasonably likely to have the greatest impact on the amount of DAC amortization. Changes in these assumptions can be offsetting and the Company is unable to predict their future movements or offsetting impacts over time.

     Each reporting period, DAC amortization is recognized in proportion to AGP for that period adjusted for interest on the prior period DAC balance. This amortization process includes an assessment of AGP compared to EGP, the actual amount of business remaining in-force and realized capital gains and losses on investments supporting the product liability. The impact of realized capital gains and losses on amortization of DAC depends upon which product liability is supported by the assets that give rise to the gain or loss. If the AGP is less than EGP in the period, but the total EGP is unchanged, the amount of DAC amortization will generally decrease, resulting in a current period increase to earnings. The opposite result generally occurs when the AGP exceeds the EGP in the period, but the total EGP is unchanged.

     Annually we review all assumptions underlying the projections of EGP, including investment returns, interest crediting rates, mortality, persistency, and expenses. Management annually updates assumptions used in the calculation of EGP. At each reporting period we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as "DAC unlocking".

     If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

     Over the past three years, our most significant DAC assumption updates that resulted in a change to EGP and the amortization of DAC have been revisions to expected future investment returns, expenses, mortality and in-force or persistency assumptions resulting in net DAC amortization acceleration of $5.8 million in 2007, net DAC amortization deceleration of $146 thousand in 2006, and net DAC amortization deceleration of $7.5 million in 2005. The 2005 amortization deceleration included $4.3 million related to our subsequently disposed variable annuity business for which we no longer have any DAC.

     For quantification of the impact of these estimates and assumptions, see the Operations, and Forward-looking Statements and Risk Factors sections of this document and Note 2 and 10 of the financial statements.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Benefits for these contracts are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent annuities and voluntary health products. These assumptions, which for life-contingent annuities and traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of annuity benefit or coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these contracts, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition. We periodically review the adequacy of these reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. The company has not recognized a charge of this nature in the three years ended December 31, 2007. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require adjustment to these reserves or related DAC.

     For further discussion of these polices, see Note 8 of the financial statements and the Forward-looking Statements and Risk Factors section of this document.

OPERATIONS

     Effective June 1, 2006, we disposed of our variable annuity business through reinsurance with Prudential Financial Inc. ("Prudential"). The following table presents the results of operations attributable to our variable annuity business for the period of 2006 prior to the disposition and 2005.

(IN THOUSANDS)                                2006       2005
                                            --------   -------
Contract charges                            $  8,127   $16,728
Net investment income                          8,789    23,781
Realized capital gains and losses             (4,079)     (231)
                                            --------   -------
   Total revenues                             12,837    40,278
Contract benefits                              2,281    10,401
Interest credited to contractholder funds      6,408    18,744
Amortization of deferred policy
   acquisition costs                          (7,277)    6,746
Operating costs and expenses                   4,233     7,789
                                            --------   -------
   Total costs and expenses                    5,645    43,680
Loss on disposition of operations            (10,694)       --
                                            --------   -------
Income from operations before income
   tax expense(1)                           $ (3,502)  $(3,402)
                                            ========   =======

----------
(1) For 2006 and 2005, income from operations before income tax expense attributable to the variable annuity business reinsured to Prudential included an investment spread of $2.4 million and $5.0 million, respectively, and benefit spread of $(1.3) million and $(9.0) million, respectively.

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). We provide life insurance, retirement and investment products, and voluntary accident and health insurance to individual customers. Our mission is to reinvent retirement and protection for the middle market consumer.

     To achieve our mission and reach our financial goals, our primary objectives are to deepen financial services relationships with Allstate customers and build consumer-driven innovation capabilities and culture. We will continue to drive scale through non-proprietary distribution channel relationships and leverage future innovations across those channels. We will also enhance our operational excellence. In addition to focusing on higher return markets, products, and distribution channels, we will improve our financial performance through capital efficiency and enterprise risk and return management capabilities and practices.

     Our strategy provides a platform designed to profitably grow our business. Based upon Allstate's strong financial position and brand, our customers look to us to help meet their retirement and protection needs through trusted relationships. We have unique access to potential customers through cross-sell opportunities within the Allstate exclusive agencies. Our investment expertise, strong operating platform and solid relationships with leading distribution partners provide a foundation to deliver value to our customers.

     We plan to continue offering a suite of products that provides financial protection primarily to middle market consumers and help them better prepare for retirement. Our products include fixed annuities, including deferred, and immediate; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. Our products are sold through several distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), and financial service firms such as banks, broker-dealers and specialized structured settlement brokers.

     Summarized financial data for the years ended December 31, is presented in the following table.

(IN THOUSANDS)                                2007         2006         2005
                                           ----------   ----------   ----------
REVENUES
Premiums                                   $   69,124   $   84,313       68,538
Contract charges                               59,530       63,426       66,280
Net investment income                         386,738      373,064      356,162
Realized capital gains and losses                (831)     (22,085)      (5,192)
                                           ----------   ----------   ----------
Total revenues                                514,561      498,718      485,788
COSTS AND EXPENSES
Contract benefits                            (181,803)    (190,506)    (183,227)
Interest credited to contractholder funds    (177,407)    (167,171)    (161,936)
Amortization of DAC                           (53,445)     (31,672)     (41,663)
Operating costs and expenses                  (37,624)     (46,578)     (43,497)
                                           ----------   ----------   ----------
Total costs and expenses                     (450,279)    (435,927)    (430,323)
Gain (loss) on disposition of operations          429      (10,694)           1
Income tax expense                            (22,802)     (17,755)     (20,945)
                                           ----------   ----------   ----------
Net income                                 $   41,909   $   34,342   $   34,521
                                           ==========   ==========   ==========
Investments at December 31                 $7,057,629   $6,779,874   $6,726,547
                                           ==========   ==========   ==========

NET INCOME in 2007 increased 22.0% compared to 2006 as higher revenues more than offset higher total costs and expenses, and 2006 included losses relating to the disposition of our variable annuity business. Net income in 2006 was comparable to 2005 as higher revenues and lower income tax expense were offset by the losses related to the disposition of our variable annuity business in 2006 and higher total costs and expenses.

ANALYSIS OF REVENUES Total revenues increased 3.2% or $15.8 million in 2007 compared to 2006, due to lower net realized capital losses and higher net investment income, partially offset by lower premiums and contract charges. Total revenues increased 2.7% or $12.9 million in 2006 compared to 2005, due to higher premiums and net investment income, partially offset by higher net realized capital losses and lower contract charges.

PREMIUMS represent revenues generated from traditional life, immediate annuities with life contingencies, and voluntary accident and health insurance products that have significant mortality or morbidity risk.

CONTRACT CHARGES are revenues generated from interest-sensitive and variable life insurance, fixed annuities and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential on June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Statements of Operations and Comprehensive Income (see Note 3 to the financial statements).

     The following table summarizes premiums and contract charges by product.

(IN THOUSANDS)                                  2007       2006       2005
                                              --------   --------   --------
PREMIUMS
Traditional life                              $ 24,997   $ 24,298   $ 26,067
Immediate annuities with life contingencies     37,491     54,877     38,322
Accident and health, and other                   6,636      5,138      4,149
                                              --------   --------   --------
TOTAL PREMIUMS                                  69,124     84,313     68,538
CONTRACT CHARGES
Interest-sensitive life                         51,155     46,448     42,315
Fixed annuities                                  8,375      8,851      7,237
Variable annuities                                  --      8,127     16,728
                                              --------   --------   --------
TOTAL CONTRACT CHARGES(1)                       59,530     63,426     66,280
                                              --------   --------   --------
TOTAL PREMIUMS AND CONTRACT CHARGES           $128,654   $147,739   $134,818
                                              ========   ========   ========

----------
(1) Contract charges for 2007, 2006 and 2005 include contract charges related to the cost of insurance totaling $35.2 million, $32.2 million and $33.2 million, respectively.

     Total premiums decreased 18.0% in 2007 compared to 2006 as a result of a decline in sales of life contingent immediate annuities due to market competitiveness.

     Total premiums increased 23.0% in 2006 compared to 2005 due primarily to increased premiums on immediate annuities with life contingencies, due to certain pricing refinements and a more favorable pricing environment in 2006.

     Contract charges decreased 6.1% in 2007 compared to 2006 due to the disposal of our variable annuity business through reinsurance effective June 1, 2006. Excluding contract charges on variable annuities, all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 7.7% in 2007 compared to 2006. This increase reflects growth in interest-sensitive life insurance policies in force.

     Contract charges decreased 4.3% in 2006 compared to 2005. Excluding contract charges on variable annuities, contract charges increased 11.6% in 2006 compared to 2005. The increase was due to higher contract charges on interest-sensitive life products resulting from growth of business in force, and increased contract charges on fixed annuities due to increased surrender charges.

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

     The following table shows the changes in contractholder funds.

(IN THOUSANDS)                                         2007         2006         2005
                                                    ----------   ----------   ----------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE             $4,708,428   $4,349,395   $3,802,846
DEPOSITS
Fixed annuities                                        431,832      694,085      726,332
Interest-sensitive life                                105,854       95,221      100,355
Variable annuity and life deposits allocated
   to fixed accounts                                        69       15,519       57,127
                                                    ----------   ----------   ----------
Total deposits                                         537,755      804,825      883,814
INTEREST CREDITED                                      179,417      178,493      173,984
BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Benefits                                             (146,828)     (137,090)    (168,813)
Surrenders and partial withdrawals                   (316,399)     (361,670)    (270,161)
Contract charges                                      (49,086)      (44,954)     (41,856)
Net transfers to separate accounts                         (2)      (18,127)     (39,765)
Other adjustments (1)                                 (64,824)      (62,444)       9,346
                                                    ----------   ----------   ----------
Total benefits, withdrawals and other adjustments    (577,139)     (624,285)    (511,249)
                                                    ----------   ----------   ----------
CONTRACTHOLDER FUNDS, ENDING BALANCE                $4,848,461   $4,708,428   $4,349,395
                                                    ==========   ==========   ==========

----------
(1) The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Statements of Financial Position. The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Statements of Operations and Comprehensive Income. As a result, the net change in contractholder funds associated with products reinsured to third parties is reflected as a component of the other adjustments line. This includes, but is not limited to, the net change in contractholder funds associated with the reinsured variable annuity business subsequent to the effective date of our reinsurance agreements with Prudential (see Note 3 to the financial statements).

     Contractholder funds increased 3.0%, 8.3% and 14.4% in 2007, 2006 and 2005, respectively. Average contractholder funds increased 5.5% in 2007 compared to 2006, 11.1% in 2006 compared to 2005 and 26.2% in 2005 compared to 2004.

     Contractholder deposits decreased 33.2% in 2007 compared to 2006 due to lower deposits on fixed annuities and the classification of the net change in variable annuity contractholder funds as "other adjustments" subsequent to the effective date of our reinsurance agreement with Prudential. The decline of 37.8% in fixed annuity deposits in 2007 compared to 2006 was due to our strategy to raise new business returns for these products combined with lower industry-wide fixed annuity sales. The decline in variable annuity and life deposits allocated to fixed accounts was due to the reinsured variable annuity business. Subsequent to the reinsurance of our variable annuity business effective June 1, 2006, the net change in contractholder funds attributable to variable annuities is included as a component of the "other adjustments" line in the table above.

     Contractholder deposits decreased 8.9% in 2006 compared to 2005 due primarily to lower variable annuity and life deposits allocated to fixed accounts due to the reinsured variable annuity business. Also contributing to the decline were lower deposits on fixed annuities due to lower deposits on traditional deferred annuities and market value adjusted annuities, partially offset by a $42.2 million increase in deposits on Allstate(R) Treasury-Linked Annuity contracts. Lower deposits on traditional deferred annuities and market value adjusted annuities were primarily attributable to our actions to improve new business returns and reduced consumer demand. Consumer demand for fixed annuities is influenced by market interest rates on short-term deposit products and equity market conditions, which can increase the relative attractiveness of competing investment alternatives.

     Surrenders and partial withdrawals decreased 12.5% in 2007 compared to 2006. This decline was due to the classification of the net change in variable annuity contractholder funds as "other adjustments" subsequent to the effective date of our reinsurance agreements with Prudential and, to a lesser extent, a decline in surrenders and partial withdrawals on fixed annuities. Surrenders and partial withdrawals for 2006 include $30.5 million related to the reinsured variable annuity business. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 8.5% in 2007 compared to 10.1% in 2006.

     Surrenders and partial withdrawals increased 33.9% in 2006 compared to 2005, while the surrender and partial withdrawal rate increased to 10.1% for 2006 from 8.3% for 2005. The increase in the surrender rate in 2006 was influenced by multiple factors, including the relatively low interest rate environment during the preceding years, which reduced reinvestment opportunities and increased the number of policies with little or no surrender charge protection. Also influencing the increase were our crediting rate strategies related to renewal business implemented to improve investment spreads on selected contracts.

NET INVESTMENT INCOME increased 3.7% in 2007 compared to 2006 and 4.7% in 2006 compared to 2005. The increase in both periods was primarily due to higher average portfolio balances. Higher average portfolio balances in both years resulted from the investment of cash flows from operating and financing activities related primarily to deposits on fixed annuities and interest-sensitive life policies.

REALIZED CAPITAL GAINS AND LOSSES reflected net losses of $831 thousand, $22.1 million and $5.2 million in 2007, 2006 and 2005, respectively. For further discussion of realized capital gains and losses, see the Investments section of MD&A.

ANALYSIS OF COSTS AND EXPENSES Total costs and expenses increased 3.3% or $14.4 million in 2007 compared to 2006 due to higher amortization of DAC and interest credited to contractholder funds, partially offset by lower contract benefits and operating costs and expenses. Total costs and expenses increased 1.3% or $5.6 million in 2006 compared to 2005 due to higher contract benefits, interest credited to contractholder funds and operating costs and expenses, partially offset by lower amortization of DAC.

CONTRACT BENEFITS decreased 4.6% or $8.7 million in 2007 compared to 2006 due to lower sales of immediate annuities with life contingencies and the absence in 2007 of contract benefits on the reinsured variable annuity business, partially offset by an increase in the implied interest on immediate annuities with life contingencies. This implied interest totaled $107.5 million and $103.9 million in 2007 and 2006, respectively.

     Contract benefits increased 4.0% or $7.3 million in 2006 compared to 2005 due primarily to higher sales of immediate annuities with life contingencies as well as higher implied interest on immediate annuities with life contingencies, partially offset by the accrual in 2005 of additional variable annuity contract benefits related to a regulatory matter and the absence in 2006 of contract benefits related to the reinsured variable annuity business in the period subsequent to the effective date of the reinsurance agreement. The implied interest on immediate annuities with life contingencies totaled $103.9 million and $101.0 million in 2006 and 2005, respectively.

     We analyze our mortality and morbidity results using the difference between premiums, contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life-contingencies ("benefit spread"). The benefit spread by product group is disclosed in the following table.

(IN THOUSANDS)           2007      2006      2005
                       -------   -------   --------
Life insurance         $28,820   $27,536   $ 34,558
Annuities                1,243     2,338    (15,075)
                       -------   -------   --------
Total benefit spread   $30,063   $29,874   $ 19,483
                       =======   =======   ========

INTEREST CREDITED TO CONTRACTHOLDER FUNDS increased 6.1% or $10.2 million in 2007 compared to 2006 and 3.2% or $5.2 million in 2006 compared to 2005. Both increases were due primarily to growth in average contractholder funds, partially offset by the impact of the reinsured variable annuity business. The increase in 2007 compared to 2006 was also influenced by higher weighted average interest crediting rates on deferred fixed annuities, which are detailed in the table on the next page. Excluding the impact of the reinsured variable annuity business, interest credited to contractholder funds increased 10.4% in 2007 compared to 2006 and 12.3% in 2006 compared to 2005.

     In order to analyze the impact of net investment income and interest credited to policyholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on life-contingent immediate annuities which is included as a component of contract benefits on the Statements of Operations and Comprehensive Income ("investment spread"). The investment spread by product group is shown in the following table.

(IN MILLIONS)                                               2007       2006       2005
                                                          --------   --------   -------
Annuities                                                 $ 60,162   $ 63,903   $56,772
Life insurance                                               3,064      2,737     2,526
Net investment income on investments supporting capital     38,611     35,349    33,932
                                                          --------   --------   -------
Total investment spread                                   $101,837   $101,989   $93,230
                                                          ========   ========   =======

     To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads on those products during 2007, 2006 and 2005.

                                          WEIGHTED AVERAGE        WEIGHTED AVERAGE       WEIGHTED AVERAGE
                                          INVESTMENT YIELD    INTEREST CREDITING RATE   INVESTMENT SPREADS
                                         ------------------   -----------------------   ------------------
                                         2007   2006   2005      2007   2006   2005     2007   2006   2005
                                         ----   ----   ----      ----   ----   ----     ----   ----   ----
Interest-sensitive life products         5.7%   5.6%   5.7%      4.6%   4.5%   4.6%     1.1%   1.1%   1.1%
Deferred fixed annuities                 5.7    5.6    5.4       3.4    3.2    3.3      2.3    2.4    2.1
Immediate fixed annuities with and
   without life contingencies            7.4    7.5    7.4       6.6    6.7    6.7      0.8    0.8    0.7
Investments supporting capital,
   traditional life and other products   6.0    6.2    6.2       N/A    N/A    N/A      N/A    N/A    N/A

     The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies for which an investment spread is generated.

(IN THOUSANDS)                                         2007         2006         2005
                                                    ----------   ----------   ----------
Immediate fixed annuities with life contingencies   $1,619,758   $1,567,821   $1,502,918
Other life contingent contracts and other              397,213      358,671      366,957
                                                    ----------   ----------   ----------
   Reserve for life-contingent contracts            $2,016,971   $1,926,492   $1,869,875
                                                    ==========   ==========   ==========
Interest-sensitive life                             $  530,763   $  476,729   $  427,523
Deferred fixed annuities                             3,733,197    3,667,459    3,381,034
Immediate fixed annuities without life
   contingencies and other                             584,501      564,240      540,838
                                                    ----------   ----------   ----------
   Contractholder funds                             $4,848,461   $4,708,428   $4,349,395
                                                    ==========   ==========   ==========

AMORTIZATION OF DAC increased 68.7% or $21.8 million in 2007 compared to 2006 and decreased 24.0% or $10.0 million in 2006 compared to 2005. The components of amortization of DAC are shown in the following table.

(IN THOUSANDS)                                   2007       2006       2005
                                               --------   --------   --------
Amortization of DAC before amortization
   relating to realized capital gains and
   losses and changes in assumptions (1)       $(47,431)  $(45,957)  $(45,520)
Amortization relating to realized capital
   gains and losses (2)                            (196)    14,139     (3,670)
Amortization (acceleration) deceleration for
   changes in assumptions
   ("DAC unlocking") (3)                         (5,818)       146      7,527
                                               --------   --------   --------
   Total amortization of DAC                   $(53,445)  $(31,672)  $(41,663)
                                               ========   ========   ========

----------
(1) Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions for 2006 and 2005 includes $(4.6) million and $(9.8) million, respectively, relating to the reinsured variable annuity business.

(2) Amortization relating to realized capital gains and losses for 2006 and 2005 includes $11.9 million and $(1.2) million, respectively, relating to the reinsured variable annuity business.

(3) Amortization (acceleration) deceleration for changes in assumptions ("DAC unlocking") for 2005 includes $4.3 million relating to the reinsured variable annuity business. There was no DAC unlocking related to variable annuities in 2006.

     The increase of 68.7% in the amortization of DAC in 2007 compared to 2006 was in part due to the impact of the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, amortization of DAC increased 37.2% or $14.5 million in 2007 compared to 2006 due primarily to an increase in amortization acceleration on fixed annuities resulting from our annual comprehensive review of DAC assumptions (commonly referred to as "DAC unlocking") and higher gross profits on fixed annuities.

     The decrease in amortization of DAC in 2006 compared to 2005 was due to the impact of the reinsured variable annuity business, which for 2006 reflected a credit to income of $7.3 million compared to a charge to income of $6.7 million for 2005. Excluding the impact of the reinsured variable annuity business, DAC amortization increased 11.6% or $4.0 million in 2006 compared to 2005 due to higher gross profits on fixed annuities.

     The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

     The DAC asset was reduced by $79.7 million in 2006 as a result of the disposition of our variable annuity business. The changes in the DAC asset are summarized in the following tables.

                                                              AMORTIZATION
                                                              BEFORE EFFECT   AMORTIZATION    AMORTIZATION
                                                               OF REALIZED      RELATING     (ACCELERATION)
                                                              CAPITAL GAINS        TO         DECELERATION     EFFECT OF
                     BEGINNING                                 AND LOSSES       REALIZED       FOR CHANGES    UNREALIZED    ENDING
                      BALANCE     IMPACT OF    ACQUISITION     AND CHANGES       CAPITAL           IN           CAPITAL     BALANCE
                      DECEMBER   ADOPTION OF      COSTS            IN           GAINS AND    ASSUMPTIONS(2)   GAINS AND    DECEMBER
(IN THOUSANDS)        31, 2006   SOP 05-1(1)     DEFERRED    ASSUMPTIONS(2)     LOSSES(2)          (3)          LOSSES     31, 2007
                     ---------   -----------   -----------   --------------   ------------   --------------   ----------   --------
Traditional life
   and other          $ 37,582     $    --       $ 7,835        $ (3,849)        $  --           $    --        $   --     $ 41,568
Interest-sensitive
   life                 83,849          --        15,443          (8,394)          350             1,446           167       92,861
Fixed annuities        157,194      (1,577)       24,297         (35,188)         (546)           (7,264)        7,319      144,235
                      --------     -------       -------        --------         -----           -------        ------     --------
Total                 $278,625     $(1,577)      $47,575        $(47,431)        $(196)          $(5,818)       $7,486     $278,664
                      ========     =======       =======        ========         =====           =======        ======     ========

                                                            AMORTIZATION
                                                            BEFORE EFFECT                   AMORTIZATION
                                                             OF REALIZED    AMORTIZATION   (ACCELERATION)
                                 IMPACT OF                  CAPITAL GAINS   RELATING TO     DECELERATION     EFFECT OF
                     BEGINNING    DISPOSAL                    AND LOSSES       REALIZED      FOR CHANGES    UNREALIZED    ENDING
                       BALANCE       OF      ACQUISITION     AND CHANGES       CAPITAL           IN           CAPITAL     BALANCE
                      DECEMBER    VARIABLE       COSTS           IN           GAINS AND    ASSUMPTIONS(2)   GAINS AND    DECEMBER
(IN THOUSANDS)        31, 2005   ANNUITIES     DEFERRED    ASSUMPTIONS(2)     LOSSES(2)          (3)          LOSSES     31, 2006
                     ---------   ---------   -----------   --------------   ------------   --------------   ----------   --------
Traditional life
   and other          $ 36,166   $     --      $ 4,576        $ (3,160)       $     --        $    --        $    --     $ 37,582
Interest-sensitive
   life                 77,308         --        9,553          (7,871)            165          2,122          2,572       83,849
Fixed annuities        136,923         --       43,995         (30,326)          2,097         (1,976)         6,481      157,194
Variable annuities      68,154    (79,670)       4,813          (4,600)         11,877             --           (574)          --
                      --------   --------      -------        --------        --------        -------        -------     --------
Total                 $318,551   $(79,670)     $62,937        $(45,957)       $ 14,139        $   146        $ 8,479     $278,625
                      ========   ========      =======        ========        ========        =======        =======     ========

----------
(1) The adoption of Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"), resulted in a $1.0 million after-tax adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1. The adjustment was recorded as a reduction of retained income at January 1, 2007 and a reduction of the DAC balance of $1.6 million, pretax.

(2) Included as a component of amortization of DAC on the Statements of Operations and Comprehensive Income.

(3)  Commonly referred to as "DAC unlocking"

OPERATING COSTS AND EXPENSES decreased 19.2% or $9.0 million in 2007 compared to 2006. This decrease was attributable to the absence in 2007 of expenses related to the reinsured variable annuity business, lower restructuring and employee benefit related expenses, decreased insurance department assessments and lower non-deferrable commissions, partially offset by an increased investment in technology. Subsequent to the effective date of the reinsurance agreement for the variable annuity business, operating costs and expenses benefited from a servicing fee paid by Prudential for our servicing of the business during a 24 month or less transition period following the effective date of the reinsurance agreement.

     Operating costs and expenses increased 7.1% or $3.1 million in 2006 compared to 2005. The increase in 2006 was attributable to higher guaranty fund assessments, restructuring charges and employee benefit expenses, partially offset by the absence of expenses related to the reinsured variable annuity business in the period subsequent to the effective date of the reinsurance agreement, and lower technology related expenses.

GAIN (LOSS) ON DISPOSITION OF OPERATIONS reflected a gain of $429 thousand in 2007 compared to a loss of $10.7 million in 2006 and a gain of $1 thousand in 2005. The loss in 2006 was attributable to our reinsured variable annuity business.

INCOME TAX EXPENSE increased by 28.4% or $5.0 million in 2007 compared to 2006 and decreased by 15.2% or $3.2 million in 2006 compared to 2005. The increase in 2007 compared to 2006 was due to increased income from operations before income tax expense and, to a lesser extent, an increase in the effective tax rate. The decrease in 2006 compared to 2005 was due to a decline in the effective tax rate and lower income from operations before income tax expense.

     The Company's effective tax rate is impacted by tax favored investment income such as dividends qualifying for the dividends received deduction ("DRD"). In 2007, the Internal Revenue Service ("IRS") announced its intention to issue regulations dealing with certain computational aspects of the DRD related to separate account assets ("separate accounts DRD"). The ultimate timing and substance of any such regulations are unknown at this time, but may result in the elimination of some or all of the separate accounts DRD tax benefit reflected as a component of the Company's income tax expense. The Company recognized a tax benefit from the separate accounts DRD of $3.1 million, $3.7 million and $2.7 million in 2007, 2006 and 2005, respectively.

REINSURANCE CEDED We enter into reinsurance agreements with ALIC and unaffiliated reinsurers to limit our risk of mortality and morbidity losses and re-investment risk. In addition, the Company has used reinsurance to effect the acquisition or disposition of certain blocks of business. We retain primary liability for all risks reinsured.

     As of December 31, 2007 and 2006, for certain term life insurance policies, we ceded up to 90% of the mortality risk depending on the length of the term. Further, we ceded the mortality risk associated with coverage in excess of $250 thousand per life to ALIC. As of December 31, 2007 and 2006, 39.8% and 39.4%, respectively, of our face amount of life insurance in force is reinsured to non-affiliates and ALIC. We cede all of the risk associated with variable annuity contracts to Prudential (see Note 3 to the financial statements).

     The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

     Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                                                REINSURANCE
                                           S&P FINANCIAL    RECOVERABLE ON PAID
(IN THOUSANDS)                            STRENGTH RATING    AND UNPAID CLAIMS
                                          ---------------   -------------------
                                                              2007       2006
                                                            --------   --------
Prudential Insurance Company of America         AA          $353,948   $415,709
Transamerica Financial Life Insurance           AA            13,335      9,321
RGA Reinsurance Company                         AA-            5,082      4,262
Allstate Life Insurance Company                 AA             3,649      2,437
Triton Insurance Company                        NR               950      1,614
Security Life of Denver                         AA               780        638
Generali USA                                     A               763        722
Canada Life                                     AA               745        549
Swiss Re Life and Health America, Inc.          AA-              743        713
American United Life                            AA-              675        634
Scottish Re Group                               BB+              461        531
Minnesota Mutual                                AA-               96         87
Cologne Re                                      AAA               88        130
Metropolitan Life                               AA                64         75
Mutual of Omaha                                 AA-               52         --
                                                            --------   --------
Total                                                       $381,431   $437,422
                                                            ========   ========

     We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three years ended December 31, 2007.

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

OUTLOOK

- We plan to increase sales of our financial products by Allstate exclusive agencies by developing and bringing to market new innovative, consumer-driven financial products and features targeted to middle market customers.

- We expect operating costs and expenses to increase over the prior year as a result of increased spending for the development of innovative products, additional marketing and growth of our Allstate exclusive agency distribution channel as well as a reduction in the variable annuity servicing fee from Prudential. We expect that these expense increases will be partially mitigated by our continuing focus on operating efficiency.

- We plan to balance targeted new business return improvement with investments in growth initiatives and sales. Initially, investments in growth are expected to slow the improvement of returns and may reduce the price competitiveness of certain products, such as our fixed annuities, and slow or reduce the growth in sales and net income.

- The transition of our investment objective from primarily income generation to increased focus on increasing total returns may result in increased volatility in net investment income and realized capital gains and losses from period to period.

INVESTMENTS

OVERVIEW AND STRATEGY An important component of our financial results is the return on our investment portfolio. The investment portfolio is managed based upon the nature of our business and our corresponding liability structure.

     Our investment strategy has historically focused on the need for risk-adjusted spread to support the underlying liabilities to achieve return on capital and profitable growth. We believe investment spread is maximized by selecting assets that perform favorably on a long-term basis and by disposing of certain assets to minimize the effect of downgrades and defaults. We believe this strategy maintains the investment spread necessary to sustain income over time. The portfolio management approach employs a combination of recognized market, analytical and proprietary modeling, including a strategic asset allocation model, as the primary basis for the allocation of interest sensitive, illiquid and credit assets as well as for determining overall below investment grade exposure and diversification requirements. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions. We will be adding a total return framework to the management of our assets to further enhance long-term returns and leverage our active management capabilities.

     In conjunction with our priority of optimizing the returns we realize for the risks we accept, we will be undertaking selected new investment strategies. As a result of these strategies and enterprise asset allocation, there may be a different mix in the reporting of returns between investment income, realized capital gains and losses, unrealized capital gains and losses and higher investment expenses. Additionally, these strategies may result in increased leverage from investing activities.

     As a result of tactical decisions, we may sell fixed income securities during the period in which fair value has declined below amortized cost. Portfolio monitoring, which includes identifying securities that are other-than-temporarily impaired and recognizing other-than-temporary impairments on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery, are conducted regularly. For more information, see the Portfolio Monitoring section of the MD&A.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2007 is presented in the table below. Also see Notes 2 and 6 to the financial statements for investment accounting policies and additional information.

                                             PERCENT
(IN THOUSANDS)                INVESTMENTS   OF TOTAL
                              -----------   --------
Fixed income securities (1)    $6,271,128     88.9%
Mortgage loans                    725,301     10.3
Short-term                         22,688      0.3
Policy loans                       38,509      0.5
Other                                   3       --
                               ----------    -----
   Total                       $7,057,629    100.0%
                               ==========    =====

----------
(1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.93 billion.

     Total investments increased to $7.06 billion at December 31, 2007 from $6.78 billion at December 31, 2006, primarily due to positive cash flows from operating and financing activities.

     Total investments at amortized cost related to collateral received in connection with securities lending business activities decreased to $198.1 million at December 31, 2007 from $199.5 million at December 31, 2006. As of December 31, 2007 and 2006, these investments were carried at fair value and classified in fixed income securities totaling $183 million and $115 million, respectively, and short-term investments totaling $13 million and $87 million, respectively.

     Securities lending activities are primarily used as an investment yield enhancement, and are conducted with third parties such as brokerage firms. We obtain collateral, typically in the form of cash, in an amount generally equal to 102% of the securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability to return the collateral is recorded in other liabilities and accrued expenses.

FIXED INCOME SECURITIES See Note 6 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2007 and 2006.

     The following table shows fixed income securities by type at December 31.

                                              FAIR VALUE
                                        -----------------------
(IN THOUSANDS)                             2007         2006
                                        ----------   ----------
U.S. government and agencies            $  797,191   $  729,111
Municipal                                  433,307      323,003
Corporate                                3,378,811    3,304,762
Foreign government                         333,540      304,947
Mortgage-backed securities                 419,617      433,196
Commercial mortgage-backed securities      791,941      673,179
Asset-backed securities                    106,877      109,022
Redeemable preferred stock                   9,844        9,919
                                        ----------   ----------
Total fixed income securities           $6,271,128   $5,887,139
                                        ==========   ==========

     During 2007, certain financial markets experienced decreased liquidity. This was particularly evident in the markets for securities collateralized by sub-prime residential mortgages. We experienced this illiquidity particularly in our asset-backed residential mortgage-backed securities ("ABS RMBS") and Alt-A residential mortgage-backed securities ("Alt-A") and commercial real estate collateralized debt obligations ("CRE CDO") portfolios. These portfolios totaled $138.0 million or less than 2% of our total investments at December 31, 2007. Certain other asset-backed and real estate-backed securities markets experienced illiquidity, but to a lesser degree.

     The fair values of securities comprising the illiquid portfolios are obtained from our contracted third-party pricing servicers and brokers. We evaluated the reasonableness of the fair value of these portfolios as of December 31, 2007 by comparing vendor prices to alternative third-party pricing and valuation servicers, both of which consider available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, and credit ratings from rating agencies. In addition, we also considered the reasonableness of security values based upon the securities' relative position within their respective capital structures in determining the reasonableness of fair values, on a portfolio basis, for the above referenced securities as of December 31, 2007.

     MUNICIPAL BONDS, including tax-exempt and taxable securities, totaled $433.3 million, all of which were rated investment grade at December 31, 2007.

     As of December 31, 2007, approximately $246.9 million or 57.0% of our municipal bond portfolio is insured by five bond insurers and 96.9% have a Moody's equivalent rating of Aaa. Our practices for acquiring and monitoring municipal bonds primarily take into consideration the quality of the underlying security. As of December 31, 2007, we believe that the valuations already reflect a significant decline in the value of the insurance, and further such declines, if any, are not expected to be material. While the valuation of these holdings may be temporarily impacted by negative market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows. As of December 31, 2007, 49.4% of our insured municipal bond portfolio was insured by MBIA, 20.7% by AMBAC, 9.8% by FSA and 14.6% by FGIC. In total, we hold $273.0 million of fixed income securities that are insured by bond insurers, including $19.2 million of our ABS RMBS.

     Included in our municipal bond portfolio at December 31, 2007 are $133.7 million of auction rate securities ("ARS") that have long-term stated maturities, with the interest rate reset based on auctions every 7, 28 or 35 days depending on the specific security. At the auction date, if the quantity of sell orders exceeds the quantity of purchase orders, the auction "fails" and the issuers are forced to pay a "maximum rate" as defined for each issue. The maximum rate is designed so that its prolonged use is an incentive to the issuer to call and refinance the long-term bonds. When auctions are successfully completed, the interest rate reset normally corresponds with the short-term rate associated with the reset period. Our holdings primarily have a Moody's or equivalent rating of Aaa and fair value was estimated at the corresponding par value at December 31, 2007. We make our investment decisions based on the underlying credit of each security, which for approximately 93% of our holdings are pools of student loans for which at least 85% of the collateral is insured by the U.S. Department of Education. In 2008 through March 13, dealers were no longer supporting auctions with their own bids as they had in the past and we experienced failed auctions for all of our ARS holdings as of March 13, 2008 for which we are currently receiving the maximum rate. We anticipate that failed auctions may persist. Auctions will continue to be conducted as scheduled for each of the securities. While these developments continue in the market, par value of these holdings may not be representative of the fair value of these securities. Accordingly, subsequent auctions could be more successful resulting in interest rates being more in line with the 7, 28 or 35 day reset periods.

     CORPORATE BONDS totaled $3.38 billion and 94.1% were rated investment grade at December 31, 2007. As of December 31, 2007, $1.52 billion or 45.1% of the portfolio consisted of privately placed securities compared to $1.50 billion or 45.4% at December 31, 2006. Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form and are directly negotiated with the borrower. All privately placed corporate securities are rated by The National Association of Insurance Commissioners ("NAIC") based on information provided to them and are also internally rated. Additionally, approximately 34.3% of the privately placed corporate securities in our portfolio are rated by an independent rating agency. The following table summarizes the privately placed corporate securities portfolio by credit quality as of December 31, 2007.

(IN THOUSANDS)

                                                                             PERCENT
                                              FAIR      NET UNREALIZED    OF FAIR VALUE
NAIC RATING   MOODY'S EQUIVALENT RATING      VALUE     GAINS AND LOSSES      TO TOTAL
-----------   -------------------------   ----------   ----------------   -------------
     1                 Aaa/Aa/A           $  738,582       $26,358            48.4%
     2                 Baa                   684,768        17,582            44.9
     3                 Ba                     95,303        (3,163)            6.3
     4                 B                       5,992          (650)            0.4
                                          ----------       -------           -----
                       Total              $1,524,645       $40,127           100.0%
                                          ==========       =======           =====

     The Company's portfolio of privately placed securities are broadly diversified by issuer, industry sector, and by country. The portfolio is made up of approximately 210 issues with an average security value of approximately $7.2 million. Privately placed corporate obligations generally benefit from increased yields and structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue is internally rated with a formal rating affirmation once a year.

     Hybrid securities are carried at fair value and total $224.5 million and $184.0 million at December 31, 2007 and 2006, respectively. For further discussion on hybrid securities, see Note 2 to the financial statements.

     FOREIGN GOVERNMENT securities totaled $333.5 million and all were rated investment grade at December 31, 2007.

     MORTGAGE-BACKED SECURITIES ("MBS") totaled $419.6 million, all of which were rated investment grade at December 31, 2007. The credit risk associated with MBS is mitigated due to the fact that 81.4% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities ("U.S. Agency"). The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

     The following table shows MBS by type and Moody's equivalent rating at December 31, 2007.

                   FAIR      % TO TOTAL
(IN THOUSANDS)     VALUE    INVESTMENTS    AAA
                 --------   -----------   -----
MBS
U.S. Agency      $341,446       4.8%      100.0%
Prime              49,334       0.7       100.0
Alt-A              28,837       0.4       100.0
                 --------       ---
   Total MBS     $419,617       5.9%
                 ========       ===

     All of our Alt-A mortgage-backed securities are at fixed rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation. Fair value represents 97.4% of the amortized cost of these securities. At December 31, 2007, the Alt-A portfolio had net unrealized losses of $767 thousand, which were comprised of $100 thousand of gross unrealized gains and $867 thousand of gross unrealized losses.

     COMMERCIAL MORTGAGE-BACKED SECURITIES ("CMBS") totaled $791.9 million and all were rated investment grade at December 31, 2007. Approximately 93.2% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area. The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages, whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Credit defaults can result in credit directed prepayments.

     The following table shows CMBS by type and Moody's equivalent rating at December 31, 2007.

                               % TO TOTAL
(IN THOUSANDS)   FAIR VALUE   INVESTMENTS    AAA    AA      A    BAA
                 -----------  -----------   ----   ----   ----   ---
CMBS              $758,874       10.8%      74.2%  18.3%   7.0%  0.5%
CRE CDO             33,067        0.4       24.4   45.2   24.3   6.1
                  --------       ----
Total CMBS        $791,941       11.2%
                  ========       ====

     CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations. These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities. Fair value represents 97.6% of the amortized cost of these securities. At December 31, 2007, CRE CDO had gross unrealized losses of $5.2 million and no gross unrealized gains. In addition to the quality of the loans and securities collateralizing the CRE CDOs, influential factors in our analysis are the adequacy of subordination and strength of the CRE CDO management team.

     ASSET-BACKED SECURITIES ("ABS") totaled $106.9 million and 99.6% were rated investment grade at December 31, 2007. Credit risk is managed by monitoring the performance of the collateral. In addition, many of the securities in the ABS portfolio are credit enhanced with features such as over-collateralization, subordinated structures, reserve funds, guarantees and/or insurance. A portion of the ABS portfolio is also subject to interest rate risk since, for example, price volatility and ultimate realized yields are affected by the rate of prepayment of the underlying assets.

     The following table shows ABS by type at December 31, 2007.

                                          FAIR      % TO TOTAL                               BA OR
(IN THOUSANDS)                            VALUE    INVESTMENTS    AAA    AA      A     BAA   LOWER
                                        --------   -----------   ----   ----   ----   ----   -----
ABS
ABS RMBS                                $ 76,109       1.1%      95.0%   0.7%   2.3%    --%   2.0%
Other collateralized debt obligations     30,768       0.4       49.3   12.8   27.8   10.1     --
                                        --------       ---
   Total ABS                            $106,877       1.5%
                                        ========       ===

     The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral at December 31, 2007.

(IN THOUSANDS)                  FAIR     % TO TOTAL
                               VALUE    INVESTMENTS
                              -------   -----------
ABS RMBS
FIRST LIEN:
   FIXED RATE (1)             $13,779       0.2%
   VARIABLE RATE (1)           38,138       0.5
                              -------       ---
      TOTAL FIRST LIEN (2)     51,917       0.7
SECOND LIEN:
   INSURED                     17,109       0.3
   OTHER                        7,083       0.1
                              -------       ---
      TOTAL SECOND LIEN (3)    24,192       0.4
                              -------       ---
      TOTAL ABS RMBS          $76,109       1.1%
                              =======       ===

----------
(1) Fixed rate and variable rate refer to the primary interest rate characteristic of the underlying mortgages at the time of issuance.

(2) The credit ratings of the first lien ABS RMBS were 99.0% Aaa, and 1.0% Aa at December 31, 2007.

(3) The credit ratings of the second lien ABS RMBS were 86.4% Aaa, 7.1% A and 6.5% Ba at December 31, 2007.

     ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for prime or alternative financing terms due in part to an impaired or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit profile. Fair value represents 91.5% of the amortized cost of these securities. As of December 31, 2007, the ABS RMBS portfolio had gross unrealized losses of $7.1 million and no gross unrealized gains.

     At December 31, 2007, $72.3 million or 95.0% of the total ABS RMBS securities that are rated Aaa are currently insured by 4 bond insurers. $67.8 million or 89.0% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007. At December 31, 2007, 94.3% of these securities were rated Aaa, 0.8% rated Aa, 2.6% were rated A and 2.3% were rated Ba.

     During 2007, one second lien ABS RMBS with a value of $1.7 million was downgraded within the investment grade ratings. Two second lien securities with a fair value of $1.6 million were downgraded from investment grade to below investment grade ratings.

     During 2007, we sold $679 thousand of ABS RMBS, recognizing a loss of $3 thousand. We also collected $26.4 million of principal repayments consistent with the expected cash flows. These repayments represent approximately 36.1% of the amortized cost of our outstanding portfolio at December 31, 2006.

     We continue to believe that the unrealized losses on these securities are not necessarily predictive of the performance of the underlying collateral. In the absence of further deterioration in the collateral relative to our positions in the securities' respective capital structures, which could require other-than-temporary impairments, the unrealized losses should reverse over the remaining lives of the securities.

     OTHER COLLATERALIZED DEBT OBLIGATIONS totaled $30.8 million and all were rated investment grade at December 31, 2007. Other collateralized debt obligations consist primarily of obligations secured by high yield and investment grade corporate credits including $5.8 million of collateralized loan obligations; $9.4 million of primarily bank trust preferred CDOs; $8.6 million of project finance bonds; $3.9 million of market value CDOs and $3.1 million of collateralized bond obligations. As of December 31, 2007, net unrealized losses on the other collateralized debt obligations were $1.2 million.

     We may utilize derivative financial instruments to help manage the exposure to interest rate risk, and to a lesser extent, currency and credit risks, from the fixed income securities portfolio. For a more detailed discussion of interest rate, and currency risks and our use of derivative financial instruments, see the Net Realized Capital Gains and Losses and Market Risk sections of MD&A and Note 7 to the consolidated financial statements.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2007.

(IN THOUSANDS)

 NAIC                                FAIR       PERCENT
RATING     MOODY'S EQUIVALENT        VALUE     OF TOTAL
------   ----------------------   ----------   --------
  1      Aaa/Aa/A                 $4,580,229     73.0%
  2      Baa                       1,492,290     23.8
                                  ----------    -----
         Investment grade (1)      6,072,519     96.8
  3      Ba                          169,117      2.7
  4      B                            28,194      0.5
  5      Caa or lower                  1,298       --
                                  ----------    -----
         Below investment grade      198,609      3.2
                                  ----------    -----
         Total                    $6,271,128    100.0%
                                  ==========    =====

----------
(1) Defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's, Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

MORTGAGE LOANS Our mortgage loan portfolio was $725.3 million at December 31, 2007 and $708.4 million at December 31, 2006, and was comprised primarily of loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our exposure.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks, are reviewed by financial and investment management at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status when and if necessary. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by a market based expected rate of return. We had no realized capital losses related to write-downs on mortgage loans for the years ended December 31, 2007, 2006 and 2005.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $22.7 million and $142.3 million at December 31, 2007 and 2006, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

POLICY LOANS Our policy loan portfolio was $38.5 million and $38.2 million at December 31, 2007 and 2006, respectively. Policy loans are carried at the unpaid principal balances.

UNREALIZED GAINS AND LOSSES See Note 6 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining whether the securities are not other-than-temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2007 totaled $342.2 million, a decrease of $2.7 million since December 31, 2006. The decrease in net unrealized capital gains was related primarily to increased unrealized losses on investment grade fixed income securities, resulting from widening credit spreads and credit exposure related to collateralized securities, which more than offset the effects of declining interest rates.

     Credit spreads are the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. treasury securities), that market participants require to compensate them for assuming credit, liquidity and or repayment risks for fixed income securities with consistent terms. Credit spreads vary with the market's perception of risk and liquidity in specific fixed income markets. Credit spreads can widen (increase) or tighten (decrease) and may offset or add to the effects of risk-free interest rate changes in the valuation of fixed income securities from period to period.

     Gross unrealized gains and losses on fixed income securities by type and sector are provided in the table below.

(IN THOUSANDS)                                                 GROSS UNREALIZED
                                                 AMORTIZED   -------------------      FAIR
                                                   COST        GAINS     LOSSES       VALUE
                                                ----------   --------   --------   ----------
AT DECEMBER 31, 2007
Corporate:
   Utilities                                    $  679,792   $ 40,092   $ (4,590)  $  715,294
   Banking                                         482,858     10,853    (14,611)     479,100
   Consumer goods (cyclical and non-cyclical)      442,783     10,073     (5,613)     447,243
   Financial services                              392,113      6,255    (13,116)     385,252
   Capital goods                                   358,664      6,993     (6,069)     359,588
   Communications                                  197,362      8,950     (1,279)     205,033
   Transportation                                  202,496      6,478     (3,344)     205,630
   Basic industry                                  151,090      4,002     (1,030)     154,062
   Other                                           163,952     15,901     (1,748)     178,105
   Energy                                          155,493      4,682     (1,203)     158,972
   Technology                                       88,342      2,296       (106)      90,532
                                                ----------   --------   --------   ----------
Total corporate fixed income portfolio           3,314,945    116,575    (52,709)   3,378,811
U.S. government and agencies                       576,892    220,299         --      797,191
Municipal                                          421,755     14,814     (3,262)     433,307
Foreign government                                 259,851     73,689         --      333,540
Asset-backed securities                            115,203        485     (8,811)     106,877
Mortgage-backed securities                         419,730      4,399     (4,512)     419,617
Commercial mortgage-backed securities              811,191      6,803    (26,053)     791,941
Redeemable preferred stock                           9,332        512         --        9,844
                                                ----------   --------   --------   ----------
   Total fixed income securities                $5,928,899   $437,576   $(95,347)  $6,271,128
                                                ==========   ========   ========   ==========

     The banking, financial services and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2007. The gross unrealized losses in these sectors were primarily company specific and the result of widening credit spreads. As of December 31, 2007, $41.9 million or 79.5% of the gross unrealized losses in the corporate fixed income portfolio and $42.0 million or 98.6% of the gross unrealized losses on the remaining fixed income securities, related to securities rated investment grade. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     All securities in an unrealized loss position at December 31, 2007 were included in our portfolio monitoring process for determining which declines in value are other-than-temporary.

     The following table shows the composition by credit quality of the fixed income securities with gross unrealized losses at December 31, 2007.

         (IN THOUSANDS)
 NAIC                             UNREALIZED    PERCENT                 PERCENT
RATING   MOODY'S EQUIVALENT          LOSS      OF TOTAL   FAIR VALUE   OF TOTAL
                                  ----------   --------   ----------   --------
  1      Aaa/Aa/A                  $(59,445)     62.4%    $1,491,424     69.5%
  2      Baa                        (24,514)     25.7        545,215     25.4
                                   --------     -----     ----------    -----
         Investment grade           (83,959)     88.1      2,036,639     94.9
  3      Ba                          (9,821)     10.3         84,675      3.9
  4      B                           (1,355)      1.4         22,517      1.1
  5      Caa or lower                  (212)      0.2          1,298      0.1
                                   --------     -----     ----------    -----
         Below investment grade     (11,388)     11.9        108,490      5.1
                                   --------     -----     ----------    -----
         Total                     $(95,347)    100.0%    $2,145,129    100.0%
                                   ========     =====     ==========    =====

     The table above includes 10 securities with a fair value totaling $48.6 million and an unrealized loss of $1.8 million that have not yet received an NAIC rating, for which we have assigned a comparable internal rating. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we generally have a small number of securities that have a pending rating.

     Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads, which reflect liquidity conditions of the related markets, since the securities were acquired. Of the unrealized losses on below investment grade securities, there were no significant loss positions (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2007. Included among the securities rated below investment grade are high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities, through diversification of the portfolio, active credit monitoring and portfolio management.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2007 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(IN THOUSANDS)                              UNREALIZED   PERCENT                 PERCENT
                                               LOSS      OF TOTAL   FAIR VALUE   OF TOTAL
                                            ----------   --------   ----------   --------
Due in one year or less                      $   (375)      0.4%    $   58,007      2.7%
Due after one year through five years          (8,729)      9.2        267,465     12.5
Due after five years through ten years        (16,239)     17.0        434,486     20.2
Due after ten years                           (56,681)     59.4      1,036,264     48.3
Mortgage- and asset- backed securities(1)     (13,323)     14.0        348,907     16.3
                                             --------     -----     ----------    -----
Total                                        $(95,347)    100.0%    $2,145,129    100.0%
                                             ========     =====     ==========    =====

----------
(1) Because of the potential for prepayment, these securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify situations where the fair value compared to amortized cost, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. We also conduct a portfolio review to recognize impairment on investments in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers. All investments in an unrealized loss position at December 31, 2007 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.

     The following table summarizes fixed income securities in a gross unrealized loss position according to significance, aging and investment grade classification.

                                              DECEMBER 31, 2007                      DECEMBER 31, 2006
                                    ------------------------------------   ------------------------------------
                                                    BELOW                                  BELOW
(IN THOUSANDS, EXCEPT NUMBER OF     INVESTMENT   INVESTMENT                INVESTMENT   INVESTMENT
 ISSUES)                               GRADE        GRADE        TOTAL        GRADE        GRADE        TOTAL
                                    ----------   ----------   ----------   ----------   ----------   ----------
Category (i): Unrealized
   loss less than 20% of cost(1)
      Number of Issues                     381          60           441          373          36           409
      Fair Value                    $2,014,259    $103,660    $2,117,919   $2,194,069    $ 66,656    $2,260,725
      Unrealized                    $  (74,751)   $ (8,180)   $  (82,931)  $  (51,285)   $ (2,991)   $  (54,276)

Category (ii): Unrealized loss
   greater than or equal to 20%
   of cost for a period of less
   than 6 consecutive months(1)
      Number of Issues                       9           5            14           --          --            --
      Fair Value                    $   22,380    $  4,830    $   27,210   $       --    $     --    $       --
      Unrealized                    $   (9,208)   $ (3,208)   $  (12,416)  $       --    $     --    $       --
                                    ----------    --------    ----------   ----------    --------    ----------
Total Number of Issues
                                           390          65           455          373          36           409
                                    ==========    ========    ==========   ==========    ========    ==========
Total Fair Value                    $2,036,639    $108,490    $2,145,129   $2,194,069    $ 66,656    $2,260,725
                                    ==========    ========    ==========   ==========    ========    ==========
Total Unrealized Losses             $  (83,959)   $(11,388)   $  (95,347)  $  (51,285)   $ (2,991)   $  (54,276)
                                    ==========    ========    ==========   ==========    ========    ==========

----------
(1)  Cost represents amortized cost.

     The largest individual unrealized loss was $1.7 million for category (i) as of December 31, 2007 and $2.5 million for category (ii) as of December 31, 2007.

     Categories (i) and (ii) have generally been adversely affected by overall economic conditions including interest rate increases and the market's evaluation of certain sectors. The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.

     Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate. As of December 31, 2007, no security met this criteria.

     The following table contains the individual securities with the largest unrealized losses as of December 31, 2007. No other fixed income security had an unrealized loss of or greater than $1.2 million or 1.3% of the total unrealized loss on fixed income securities.

                                                                      UNREALIZED
(IN THOUSANDS)                        UNREALIZED     FAIR     NAIC       LOSS
                                         LOSS       VALUE    RATING    CATEGORY
                                      ----------   -------   ------   ----------
Financial Services                     $ (2,474)   $ 7,335      2         II
Commercial Mortgage Backed Security      (2,157)     3,727      2         II
Financial Services                       (2,050)     2,950      3         II
Commercial Mortgage Backed Security      (1,694)    13,238      1          I
Financial Services                       (1,594)     8,054      1          I
Commercial Mortgage Backed Security      (1,489)     8,321      1          I
Construction Supply Company              (1,463)     4,148      2         II
Cash Flow CBO                            (1,451)     8,549      1          I
Commercial Mortgage Backed Security      (1,223)     8,827      1          I
                                       --------    -------
   Total                               $(15,595)   $65,149
                                       ========    =======

     We monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition or loan. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

     We had no problem, restructured or potential problem fixed income securities as of December 31, 2007. The fixed income securities categorized as problem and potential problem as of December 31, 2006, were disposed of in 2007.

     We evaluated each of these securities through our portfolio monitoring process at December 31, 2007 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these securities were temporary in nature and that we have the intent and ability to hold the security until recovery. While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of securities in these categories will remain low relative to the total fixed income securities portfolio.

NET INVESTMENT INCOME The following table presents net investment income for the year ended December 31.

(IN THOUSANDS)                        2007       2006
                                    --------   --------
Fixed income securities             $358,547   $343,115
Mortgage loans                        40,916     38,576
Short-term and other                  14,487     14,763
                                    --------   --------
Investment income, before expense    413,950    396,454
Investment expense                   (27,212)   (23,390)
                                    --------   --------
Net investment income               $386,738   $373,064
                                    ========   ========

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

(IN THOUSANDS)                                   2007      2006       2005
                                               -------   --------   -------
Investment write-downs                         $    --   $   (258)  $(1,543)
Dispositions                                     3,528    (21,568)   (2,053)
Valuation of derivative instruments             (8,166)    (5,429)   (4,469)
Settlement of derivative instruments             3,807      5,170     2,873
                                               -------   --------   -------
Realized capital gains and losses, pretax         (831)   (22,085)   (5,192)
Income tax benefit                                 308      8,216     1,972
                                               -------   --------   -------
Realized capital gains and losses, after-tax   $  (523)  $(13,869)  $(3,220)
                                               =======   ========   =======

     Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. We may sell impaired fixed income securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new factors such as negative developments, subsequent credit deterioration, changing liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity.

     Dispositions in 2007 included net realized gains on sales and other transactions such as calls and prepayments of $10.3 million and losses recorded in connection with anticipated dispositions of $6.8 million. The net realized gains on sales and other transactions were comprised of gross gains of $17.6 million and gross losses of $7.3 million.

     Net realized capital losses related to the valuation of derivative instruments increased 50.4% in 2007 compared to 2006 due primarily to lower valuations of interest rate cap agreements resulting from decreased market interest rates.
                                       31

     Dispositions in 2006 included net realized losses on sales and other transactions such as calls and prepayments of $5.1 million and losses recorded in connection with anticipated dispositions of $16.5 million. The net realized losses on sales and other transactions were comprised of gross gains of $13.9 million and gross losses of $19.0 million.

     During our comprehensive portfolio reviews, we determine whether there are any approved programs involving the expected disposition of investments such as changes in duration, revision to strategic asset allocation and liquidity actions, as well as any dispositions anticipated by the portfolio managers resulting from their on-going comprehensive reviews of the portfolios. Upon approval of such programs, we identify a population of suitable investments, typically larger than needed to accomplish the objective, from which specific securities are selected to sell. Due to our change in intent to hold until recovery, we recognize impairments on investments within the population that are in an unrealized loss position. When the objectives of the programs are accomplished, any remaining securities are redesignated as intent to hold until recovery.

     For the year ended December 31, 2007, we recognized $6.8 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent was primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolio. At December 31, 2007, the fair value of securities for which we did not have the intent to hold until recovery totaled $86.4 million.

     For the year ended December 31, 2006, we recognized $16.5 million of losses related to a change in our intent to hold certain securities with unrealized losses until they recover in value. The change in our intent was driven by certain approved programs, including funding for the disposition through reinsurance of our variable annuity business reinsurance agreement. These programs were completed during 2006. Additionally, ongoing comprehensive reviews of our portfolio resulted in the identification of anticipated dispositions by the portfolio managers. At December 31, 2006, the fair value of securities for which we did not have the intent to hold until recovery totaled $13.7 million.

     A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term portfolio view. Tactical duration management is accomplished through both cash market transactions including new purchases and derivative activities that generate realized gains and losses. As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company as shown in the Market Risk section of the MD&A.

     The ten largest losses from sales of individual securities for the year ended December 31, 2007 totaled $5.0 million with the largest loss being $1 million and the smallest loss being $283 thousand.

     The circumstances of the above losses are considered to be security specific or issue specific and are not expected to have a material effect on other holdings in our portfolio.

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

OVERVIEW We generate substantial investible funds from our business. In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of our underlying risks and product profiles.

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

     We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, simulation and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio, and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income, equity, and currency markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policies. This day-to-day management is integrated with and informed by the activities of the ALM organization. This integration results in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of our product liabilities and supported by the continuous application of advanced risk technology and analytics.

INTEREST RATE RISK is the risk that we will incur loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key benchmarks as well as changes in interest rates resulting from the widening credit spreads and credit exposure to collateralized securities.

     We manage the interest rate risk in our assets relative to the interest rate risk inherent in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2007, the difference between our asset and liability duration was approximately 0.62, compared to a (0.45) gap at December 31, 2006. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets.

     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable spreads across a wide variety of interest rate and economic scenarios. To achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels. This philosophy may include using futures to reduce the interest rate risk resulting from mismatches between existing assets and liabilities, and financial futures to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

     To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the financial statements) and certain other items including interest-sensitive liabilities and annuity liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2007, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $97.2 million, compared to $23.1 million at December 31, 2006. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There were $458.1 million of assets supporting life insurance products such as traditional and interest-sensitive life, which are not considered financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $458.1 million of assets excluded from the calculation has increased from $393.2 million reported at December 31, 2006 due to an increase in the in-force account value of interest-sensitive life products. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $32.8 million, compared to a decrease of $29.3 million at December 31, 2006.

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

EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in general levels of the equity markets. At December 31, 2007 and 2006, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $948.4 million and $1.01 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of all of the variable annuity business through a reinsurance agreement with Prudential as described in Note 3 of the financial statements, and therefore mitigated this aspect of our risk. Equity risk of our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2007 and 2006 were $1.2 million and $830 thousand, respectively. Separate account liabilities related to variable life contracts were $4.1 million and $2.7 million in December 31, 2007 and 2006, respectively.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31.

(IN THOUSANDS)                                   2007       2006       2005
                                               --------   --------   --------
Common stock, additional capital paid-in and
   retained income                             $615,684   $574,958   $538,465
Accumulated other comprehensive income           65,188     78,038    128,968
                                               --------   --------   --------
      Total shareholder's equity               $680,872   $652,996   $667,433
                                               ========   ========   ========

     SHAREHOLDER'S EQUITY increased in 2007 due primarily to net income, partially offset by lower unrealized net capital gains on fixed income securities. Shareholder's equity decreased in 2006 due to lower unrealized net capital gains on fixed income securities, partially offset by net income and a gain recorded to retained income related to the recapture of a reinsurance treaty with ALIC.

FINANCIAL RATINGS AND STRENGTH The following table summarizes our financial strength ratings at December 31, 2007.

           RATING AGENCY                        RATING
           -------------                        ------
           Moody's Investors Service, Inc.      Aa2 ("Excellent")
           Standard & Poor's Ratings Services   AA ("Very Strong")
           A.M. Best Company, Inc.              A+ ("Superior")

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), risk exposures, operating leverage, ALIC's ratings, AIC's ratings and other factors. There were no changes to the ratings listed above during 2007.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life companies takes into account factors relating to insurance, business, asset, and interest rate risks. At December 31, 2007, our RBC was above levels that would require regulatory actions.

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

          -    Operating costs and expenses

          -    Purchases of investments

          -    Repayment of securities lending

          -    Payment or repayment of inter-company loans

          -    Tax payments/settlements

          -    Dividends to parent

     As reflected in our Statements of Cash Flows, lower operating cash flows in 2007, compared to 2006, primarily related to a settlement of an intercompany obligation in 2007, lower premiums received and lower contract charges on the reinsured variable annuity business, partially offset by higher net investment income. Higher operating cash flows in 2006, compared to 2005, primarily related to higher interest received on investments and premiums received, partially offset by higher contract benefits and expenses paid.

     Decreased cash flows used in investing activities in 2007, compared to 2006, were the result of lower cash provided by financing activities and, to a lesser extent, operating activities. Lower cash flows used in investing activities in 2006, compared to 2005, were due to lower cash provided by financing activities, partially offset by increased cash provided by operating activities. Cash flows used in investing activities in 2006 also included the settlements related to the disposition through reinsurance of our variable annuity business.

     Cash flows from financing activities decreased in 2007, compared to 2006, as a result of lower contractholder fund deposits, partially offset by lower contractholder fund withdrawals. Lower cash flows provided by financing activities in 2006, compared to 2005, were the result of lower contractholder fund deposits and higher withdrawals. For quantification of the changes in contractholder funds, see the Operations section of MD&A.

     A portion of our product portfolio, including fixed annuities and interest-sensitive life insurance, is subject to surrender and withdrawal at the discretion of contractholders. As of December 31, 2007, contractholder funds totaling $585.1 million were not subject to discretionary withdrawal, $3.80 billion were subject to discretionary withdrawal with adjustments and $466.6 million were subject to discretionary withdrawal without adjustment. Of the contractholder funds subject to discretionary withdrawal with adjustments, $1.78 billion had a contractual surrender charge of less than 5% of the accounts balance.

     To ensure we have the appropriate level of liquidity, we perform actuarial tests on the impact to cash flows of policy surrenders and other actions under various scenarios. Depending upon the years in which certain policy types were sold with specific surrender provisions, our cash flow could vary due to higher surrender of policies exiting their surrender charge periods.

     We have an inter-company loan agreement with The Allstate Corporation. The amount of inter-company loans available to us is at the discretion of The Allstate Corporation. The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the inter-company loan agreement at December 31, 2007 or 2006. The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund inter-company borrowings.

     Certain remote events and circumstances could constrain our or The Allstate Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in The Allstate Corporation's long-term debt rating of A1, A+ and a (from Moody's, Standard & Poor's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the The Allstate Corporation's individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2007 and the payments due by period are shown in the following table.

                                                            LESS THAN                               OVER 5
($ IN THOUSANDS)                                 TOTAL       1 YEAR      1-3 YEARS    4-5 YEARS      YEARS
                                              -----------   ---------   ----------   ----------   ----------
Securities lending (1)                        $   198,138    $198,138   $       --   $       --   $       --
Contractholder funds(2)                         6,394,810     473,360    1,661,600      998,654    3,261,196
Reserve for life-contingent contract
   benefits(3)                                  6,101,024     145,293      445,027      301,768    5,208,936
Payable to affiliates, net                          8,035       8,035           --           --           --
Reinsurance payable to parent                         987         987           --           --           --
Other liabilties and accrued expenses(4)(5)        28,274      25,623        1,419          388          844
                                              -----------    --------   ----------   ----------   ----------
Total Contractual Cash Obligations            $12,731,268    $851,436   $2,108,046   $1,300,810   $8,470,976
                                              ===========    ========   ==========   ==========   ==========

----------
(1) Liabilities for securities lending are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies. The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life and immediate annuities with life contingencies, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or illness or (ii) the occurrence of a payment triggering event such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $4.85 billion for contractholder funds and $2.02 billion for reserve for life-contingent contract benefits as included in the Statements of Financial Position as of December 31, 2007. The liability amount in the Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3) Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding.

(4) Balance sheet liabilities not included in the table above include unearned and advanced premiums of $573 thousand and deferred tax liabilities netted in the net deferred tax asset of $40 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $15 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

     At December 31, 2007, we had $16 million in contractual conditional commitments to invest in private placements and mortgage loans that were due in less than one year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------
(IN THOUSANDS)                                                                       2007       2006       2005
                                                                                   --------   --------   --------
REVENUES
Premiums (net of reinsurance ceded of $21,020, $20,837 and $16,046)                $ 69,124   $ 84,313   $ 68,538
Contract charges (net of reinsurance ceded of $21,158, $12,295 and $835)             59,530     63,426     66,280
Net investment income                                                               386,738    373,064    356,162
Realized capital gains and losses                                                      (831)   (22,085)    (5,192)
                                                                                   --------   --------   --------
                                                                                    514,561    498,718    485,788
                                                                                   --------   --------   --------
COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries of $16,913, $16,085 and $8,510)    181,803    190,506    183,227
Interest credited to contractholder funds (net of reinsurance recoveries of
   $13,508, $9,698 and zero)                                                        177,407    167,171    161,936
Amortization of deferred policy acquisition costs                                    53,445     31,672     41,663
Operating costs and expenses                                                         37,624     46,578     43,497
                                                                                   --------   --------   --------
                                                                                    450,279    435,927    430,323
Gain (loss) on disposition of operations                                                429    (10,694)         1
                                                                                   --------   --------   --------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                                     64,711     52,097     55,466
Income tax expense                                                                   22,802     17,755     20,945
                                                                                   --------   --------   --------
NET INCOME                                                                           41,909     34,342     34,521
                                                                                   --------   --------   --------
OTHER COMPREHENSIVE LOSS, AFTER TAX
Change in unrealized net capital gains and losses                                   (12,850)   (50,930)   (26,287)
                                                                                   --------   --------   --------
COMPREHENSIVE INCOME (LOSS)                                                        $ 29,059   $(16,588)  $  8,234
                                                                                   ========   ========   ========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                                             DECEMBER 31,
                                                                                       -----------------------
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                     2007         2006
                                                                                       ----------   ----------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $5,928,899 and $5,542,227)   $6,271,128   $5,887,139
   Mortgage loans                                                                         725,301      708,449
   Short-term                                                                              22,688      142,334
   Policy loans                                                                            38,509       38,168
   Other                                                                                        3        3,784
                                                                                       ----------   ----------
      Total investments                                                                 7,057,629    6,779,874
Cash                                                                                        7,356        7,090
Deferred policy acquisition costs                                                         278,664      278,625
Accrued investment income                                                                  64,514       63,843
Reinsurance recoverables                                                                  381,431      437,422
Current income taxes receivable                                                               146          862
Other assets                                                                               47,079       42,488
Separate Accounts                                                                         948,358    1,009,784
                                                                                       ----------   ----------
         TOTAL ASSETS                                                                  $8,785,177   $8,619,988
                                                                                       ==========   ==========
LIABILITIES
Reserve for life-contingent contract benefits                                          $2,016,971   $1,926,492
Contractholder funds                                                                    4,848,461    4,708,428
Deferred income taxes                                                                      39,737       47,940
Other liabilities and accrued expenses                                                    241,756      243,338
Payable to affiliates, net                                                                  8,035       30,031
Reinsurance payable to parent                                                                 987          979
Separate Accounts                                                                         948,358    1,009,784
                                                                                       ----------   ----------
         TOTAL LIABILITIES                                                              8,104,305    7,966,992
                                                                                       ----------   ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)
SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100 thousand shares authorized, issued and outstanding         2,500        2,500
Additional capital paid-in                                                                140,000      140,000
Retained income                                                                           473,184      432,458
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                 65,188       78,038
                                                                                       ----------   ----------
         Total accumulated other comprehensive income                                      65,188       78,038
                                                                                       ----------   ----------
         TOTAL SHAREHOLDER'S EQUITY                                                       680,872      652,996
                                                                                       ----------   ----------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                    $8,785,177   $8,619,988
                                                                                       ==========   ==========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                   DECEMBER 31,
                                                         ------------------------------
(IN THOUSANDS)                                             2007       2006       2005
                                                         --------   --------   --------
COMMON STOCK                                             $  2,500   $  2,500   $  2,500
                                                         --------   --------   --------
ADDITIONAL CAPITAL PAID IN
Balance, beginning of year                                140,000    140,000    120,000
Capital contribution                                           --         --     20,000
                                                         --------   --------   --------
Balance, end of year                                      140,000    140,000    140,000
                                                         --------   --------   --------
RETAINED INCOME
Balance, beginning of year                                432,458    395,965    361,480
Net income                                                 41,909     34,342     34,521
Cumulative effect of change in accounting principle        (1,183)        --         --
Gain on recapture of reinsurance agreement with parent         --      2,151         --
Dividend-in-kind                                               --         --        (36)
                                                         --------   --------   --------
Balance, end of year                                      473,184    432,458    395,965
                                                         --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                                 78,038    128,968    155,255
Change in unrealized net capital gains and losses         (12,850)   (50,930)   (26,287)
                                                         --------   --------   --------
Balance, end of year                                       65,188     78,038    128,968
                                                         --------   --------   --------
TOTAL SHAREHOLDER'S EQUITY                               $680,872   $652,996   $667,433
                                                         ========   ========   ========

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------
(IN THOUSANDS)                                                                         2007        2006          2005
                                                                                    ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  41,909   $  34,342   $    34,521
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization and other non-cash items                                              (75,534)    (72,250)      (58,887)
   Realized capital gains and losses                                                      831      22,085         5,192
   (Gain) loss on disposition of operations                                              (429)     10,694            (1)
   Interest credited to contractholder funds                                          177,407     167,171       161,936
   Changes in:
      Reserve for life-contingent contract benefits and contractholder funds           13,877      26,648        36,533
      Deferred policy acquisition costs                                                 5,871     (31,265)      (26,542)
      Income taxes                                                                         69      (5,467)        2,591
      Other operating assets and liabilities                                          (39,455)     23,605       (15,285)
                                                                                    ---------   ---------   -----------
         Net cash provided by operating activities                                    124,546     175,563       140,058
                                                                                    ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities                                        409,552     877,430       481,745
Investment collections
   Fixed income securities                                                            108,565     115,003       160,281
   Mortgage loans                                                                      61,128      73,110        54,795
Investment purchases
   Fixed income securities                                                           (762,846)   (954,087)   (1,086,370)
   Mortgage loans                                                                     (77,854)   (144,267)     (205,389)
Change in short-term investments, net                                                  55,621     (28,239)       29,687
Change in other investments, net                                                        2,850       3,486         2,305
Disposition of operations                                                                (243)   (389,601)           --
Change in policy loans                                                                   (341)     (1,470)       (1,750)
                                                                                    ---------   ---------   -----------
         Net cash used in investing activities                                       (203,568)   (448,635)     (564,696)
                                                                                    ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                       --          --        20,000
Contractholder fund deposits                                                          542,517     793,233       878,614
Contractholder fund withdrawals                                                      (463,229)   (516,889)     (478,782)
                                                                                    ---------   ---------   -----------
         Net cash provided by financing activities                                     79,288     276,344       419,832
                                                                                    ---------   ---------   -----------
NET INCREASE (DECREASE) IN CASH                                                           266       3,272        (4,806)
CASH AT BEGINNING OF YEAR                                                               7,090       3,818         8,624
                                                                                    ---------   ---------   -----------
CASH AT END OF YEAR                                                                 $   7,356   $   7,090   $     3,818
                                                                                    =========   =========   ===========

                       See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.GENERAL

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

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products and voluntary accident and health insurance products to individual customers in the state of New York. The principal products are traditional, interest-sensitive and variable life insurance, voluntary accident and health insurance, and fixed annuities. The following table summarizes premiums and contract charges by product.

($ IN THOUSANDS)                         2007      2006       2005
                                      --------   --------   --------
PREMIUMS
Traditional life insurance            $ 24,997   $ 24,298   $ 26,067
Immediate annuities with life
 contingencies                          37,491     54,877     38,322
Other                                    6,636      5,138      4,149
                                      --------   --------   --------
TOTAL PREMIUMS                          69,124     84,313     68,538

CONTRACT CHARGES
Interest-sensitive life insurance       51,155     46,448     42,315
Fixed annuities                          8,375      8,851      7,237
Variable annuities                          --      8,127     16,728
                                      --------   --------   --------
TOTAL CONTRACT CHARGES                  59,530     63,426     66,280
                                      --------   --------   --------
TOTAL PREMIUMS AND CONTRACT           $128,654   $147,739   $134,818
                                      ========   ========   ========

     The Company distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, independent agents (including master brokerage agencies and workplace enrolling agents), and financial services firms, such as broker-dealers and specialized structured settlement brokers.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. The Company currently benefits from agreements with financial services entities that market and distribute its products; change in control of these non-affiliated entities could negatively impact the Company's sales. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, commercial mortgage-backed securities, asset-backed securities, mortgage-backed securities and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The fair value of fixed income securities is based upon observable market quotations, other market observable data or is derived from such quotations and market observable data. The fair value of privately placed fixed income securities is generally based on widely accepted pricing valuation models, which are developed internally. The valuation models use security specific information such as the credit rating of the insurer, industry sector of the issuer, maturity, estimated duration, call provisions, sinking fund requirements, coupon rate, quoted market prices of comparable securities and estimated liquidity premiums to determine security specific credit spreads. These spreads are then adjusted for illiquidity based on historical analysis and broker surveys. The difference between amortized cost and fair value, net of deferred income taxes, certain life and annuity deferred policy acquisition costs, certain deferred sales inducement costs, and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within Statement of Cash Flows.

     Reported in fixed income securities are hybrid securities which have characteristics of fixed income securities and equity securities. Many of these securities have attributes most similar to those of fixed income securities such as a stated interest rate, a mandatory redemption date or a punitive interest rate step-up feature which, in most cases would compel the issuer to redeem the security at a specified call date. Hybrid securities are carried at fair value and amounted to $224.5 million and $184.0 million at December 31, 2007 and 2006, respectively.

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

     Short-term investments are carried at cost or amortized cost that approximates fair value. Policy loans are carried at the unpaid principle balances. Other investments consist primarily of derivative financial instruments.

     In connection with Company's securities lending business activities, funds received in connection with securities repurchase agreements are invested and classified as short-term investments or fixed income securities available for sale as applicable. For the Company's securities lending business activities, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral or funds received.

     Investment income consists primarily of interest and is recognized on an accrual basis using the effective yield method. Interest income for mortgage-backed securities, commercial mortgage-backed securities and asset backed-securities is determined considering estimated principal repayments obtained from widely accepted third party data sources and internal estimates. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, write-downs in value due to other-than-temporary declines in fair value and periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness. Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income securities and short-term investments when the decline in fair value is deemed other-than-temporary (see Note 6).

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

NOTES TO FINANCIAL STATEMENTS

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

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the hedged item's or transaction's variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. There was no hedge ineffectiveness in 2007, 2006 or 2005.

     CASH FLOW HEDGES The Company designates its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. The Company's cash flow exposure may be associated with an existing asset, liability, or a forecasted transaction. Anticipated transactions must be probable of occurrence and their significant terms and specific characteristics must be identified.

     For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged or forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged or forecasted transaction is no longer probable, or the hedged asset becomes other than temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative financial instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as a non-hedge, or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof which has already been recognized in income while the hedge was in place and used to adjust the amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying amount for the liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item in a fair value hedge is an asset, which has become other-than-temporarily impaired, or is a liability which an increase has been recognized for the obligation, the adjustment made to the amortized cost for fixed income securities, the carrying value for mortgage loans or the

NOTES TO FINANCIAL STATEMENTS

carrying amount for the liability is subject to the accounting policies applied to other-than-temporarily impaired assets.

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

     Based upon the type of derivative instrument and strategy, the income statement effects of these derivatives are reported in a single line item with the results of the associated risk. Therefore, the derivatives' fair value gains and losses and accrued periodic settlements are recognized together in one of the following line items during the reporting period: realized capital gains and losses or contract benefits. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks respectively within the Statements of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Statements of Cash Flows.

SECURITIES LOANED

     The Company's business activities include securities lending transactions, which are used primarily to generate net investment income. These transactions are short-term in nature, usually 30 days or less.

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

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in contract benefits and recognized in relation to premiums so that profits are recognized over the life of the policy.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums so that profits are recognized over the life of the policy.

     Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender. These contract charges are recognized as revenues when assessed against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities and immediate annuities

NOTES TO FINANCIAL STATEMENTS

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

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration and certain underwriting costs. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Statements of Operations and Comprehensive Income. DAC is amortized to income and included in amortization of deferred policy acquisition costs on the Statements of Operations and Comprehensive Income. DSI is reported in other assets and amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Statements of Operations and Comprehensive Income. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

     For traditional life insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization period for these contracts approximates the estimated lives of the policies.

     For interest-sensitive life, annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior DAC balance and uses rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of DAC being amortized over the surrender charge period. The rate of amortization during this term is matched to the pattern of total gross profits.

     AGP and EGP consists primarily of the following components: the excess of contract charges for the cost of insurance over mortality and other benefits; investment income and realized capital gains and losses over interest credited; and surrender and other contract charges over maintenance expenses. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to policyholders, the effect of any hedges used, persistency, mortality and expenses.

     Changes in the amount or timing of EGP result in adjustments to the cumulative amortization of DAC and DSI. All such adjustments are reflected in the current results of operations.

     The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life, annuities and other investment contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC and DSI not being recoverable, resulting in a charge which is

NOTES TO FINANCIAL STATEMENTS

included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively, on the Statements of Operations and Comprehensive Income.

     Any amortization of DAC or DSI that would result from changes in unrealized gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income.

     Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing investment or life contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contract are accounted for as continuations of the replaced contracts. Unamortized DAC and DSI related to the replaced contract continue to be deferred and amortized in connection with the replacement contract. For interest-sensitive life insurance and investment contracts, the EGP of the replacement contract is treated as revisions to the EGP of the replaced contract in the determination of amortization of DAC and DSI. For traditional life policies, any changes to unamortized DAC and benefit reserves that result from the replacement contract are treated as prospective revisions. Any costs associated with the issuance of the replacement contract are characterized as maintenance costs and expensed as incurred.

     Internal replacement transactions that are determined to result in a substantial change to the replaced contracts are accounted for as an extinguishment of the replaced contracts, and any unamortized DAC and DSI related to the replaced contracts are eliminated with a corresponding charge to the Statements of Operations and Comprehensive Income.

REINSURANCE

     In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance (see Note 9). The Company has also used reinsurance to effect the disposition of its variable annuity business (see Note 3). The amounts reported in the Statements of Financial Position as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company's primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers and establishes allowances for uncollectible reinsurance recoverables as appropriate.

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

NOTES TO FINANCIAL STATEMENTS

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent fixed annuities and voluntary health products, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance, life-contingent fixed annuities and voluntary health products are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

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

SEPARATE ACCOUNTS

     Separate accounts assets are carried at fair value. Separate accounts liabilities are carried at the account values, which are equal to the carrying value of the corresponding assets. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Deposits to, and surrenders and withdrawals from, the separate accounts are reflected in separate accounts liabilities and are not included in cash flows.

     Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. All of the Company's variable annuity business was reinsured to Prudential in 2006.

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

     In October 2005, the American Institute of Certified Public Accountants ("AICPA") issued SOP 05-1. SOP 05-1 provides accounting guidance for DAC associated with internal replacements of insurance and investment contracts other than those already described in Statement of Financial Accounting Standard ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract. The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006. The adoption resulted in a $1.2 million after-tax reduction to retained income to reflect the impact on EGP from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of DAC and DSI balances of $1.8 million pre-tax as of January 1, 2007.

SFAS NO. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140 ("SFAS NO. 155")

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded

NOTES TO FINANCIAL STATEMENTS

derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS No.133"); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year beginning after September 15, 2006. The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133. The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

FASB INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES- AN INTERPRETATION OF FASB STATEMENT NO. 109 AND FASB STAFF POSITION NO. FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 ("FIN 48")

     The FASB issued the interpretation in July 2006 and the staff position in May 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company (see Note 12)

SECURITIES AND EXCHANGE COMMISSION ("SEC") STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108")

     In September 2006, the SEC issued SAB 108 to eliminate the diversity of practice in the way misstatements are quantified for purposes of assessing their materiality in the financial statements. SAB 108 was intended to eliminate the potential build up of improper amounts on the balance sheet due to the limitations of certain methods of assessing materiality previously utilized by some reporting entities. SAB 108 establishes a single quantification framework wherein the significance determination is based on the effects of the misstatements on each of the financial statements as well as the related financial statement disclosures. On December 31, 2006, the Company adopted the provisions of SAB 108 which were effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have any effect on the results of operations or financial position of the Company.

FASB STAFF POSITION NO. FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("FSP FAS 115-1")

     FSP FAS 115-1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1 as of January 1, 2006 on a prospective basis. The effects of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS NO. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS- A REPLACEMENT OF APB OPINION NO.20 AND FASB STATEMENT NO.3 ("SFAS NO. 154")

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

NOTES TO FINANCIAL STATEMENTS

154 did not have any effect on the results of operations or financial position of the Company.

PENDING ACCOUNTING STANDARDS

SFAS NO. 157, FAIR VALUE MEASUREMENTS ("SFAS NO. 157")

     In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Specifically, SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. Additional disclosures and modifications to current fair value disclosures will be required upon adoption of SFAS No. 157. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company plans to utilize the deferral for non-financial assets and liabilities. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's results of operations or financial position.

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO.115 ("SFAS NO. 159")

     In February 2007, the FASB issued SFAS No. 159 which provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and financial liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of the impact of a reporting entity's decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company does not expect to apply the fair value option to any existing financial assets or liabilities as of January 1, 2008. Consequently, the initial adoption of SFAS No. 159 is expected to have no impact on the Company's results of operations or financial position.

SOP 07-1, CLARIFICATION OF THE SCOPE OF THE AUDIT AND ACCOUNTING GUIDE, INVESTMENT COMPANIES ("THE GUIDE") AND ACCOUNTING BY PARENT COMPANIES AND EQUITY METHOD INVESTORS FOR INVESTMENTS IN INVESTMENT COMPANIES ("SOP 07- 1")

     In June 2007, the AICPA issued SOP 07-1 which provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company. SOP 07-1 was to be effective for fiscal years beginning on or after December 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. SOP 07-1, "Effective Date of AICPA Statement of Position 07-1", which amends SOP 07-1 to (1) delay indefinitely the effective date of the SOP and (2) prohibit adoption of the SOP for an entity that did not early adopt the SOP before December 15, 2007. The Company did not early adopt this standard. Consequently, the standard is expected to have no impact on the Company's results of operations or financial position.

FASB STAFF POSITION NO. 39-1, AMENDMENT OF FASB INTERPRETATION NO. 39 ("FSP FIN 39-1")

     In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". FSP FIN 39-1 replaces the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The effects of applying FSP FIN 39-1 will be recorded as a change in accounting principle through retrospective application unless such application is

NOTES TO FINANCIAL STATEMENTS

determined to be impractical. The adoption of FSP FIN 39-1 is not expected to have a material impact on the Company's results of operations or financial position based on the current level of derivative activity.

3. DISPOSITION

     On June 1, 2006, in accordance with the terms of the definitive Master Transaction Agreement and related agreements (collectively the "Agreement") the Company, its parent ALIC, and the Corporation, completed the disposal through reinsurance of all of the Company's variable annuity business to Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential"). For the Company, this disposal achieved the economic benefit of transferring to Prudential the future rights and obligations associated with this business.

     The disposal was effected through reinsurance agreements (the "Reinsurance Agreements") which include both coinsurance and modified coinsurance provisions. Coinsurance and modified coinsurance reinsurance are commonly used in the reinsurance of variable annuities because variable annuities generally include both separate account and general account liabilities. When contractholders make a variable annuity deposit, they must choose how to allocate their account balances between a selection of variable-return mutual funds that must be held in a separate account and fixed-return funds held in the Company's general account. In addition, variable annuity contracts include various benefit guarantees that are general account obligations of the Company. The Reinsurance Agreements do not extinguish the Company's primary liability under the variable annuity contracts.

     Variable annuity balances invested in variable-return mutual funds are held in separate accounts, which are legally segregated assets and available only to settle separate account contract obligations. Because the separate account assets must remain with the Company under insurance regulations, modified coinsurance is typically used when parties wish to transfer future economic benefits of such business. Under the modified coinsurance provisions, the separate account assets remain on the Company's Statements of Financial Position, but the related results of operations are fully reinsured and presented net of reinsurance on the Statements of Operations and Comprehensive Income.

     The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed-return fund options and benefit guarantees. $440.0 million of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions as of the transaction closing date. General account liabilities of $353.9 million and $415.7 million as of December 31, 2007 and 2006, respectively, however, remain on the Statements of Financial Position with a corresponding reinsurance recoverable.

     For purposes of presentation in the Statements of Cash Flows, the Company treated the reinsurance of its variable annuity business to Prudential as a disposition of operations, consistent with the substance of the transaction which was the disposition of a block of business accomplished through reinsurance. Accordingly, the net consideration transferred to Prudential of $388.4 million (computed as $440.0 million of general account insurance liabilities transferred to Prudential on the closing date less consideration of $51.6 million) and the costs of executing the transaction of $1.2 million, pre-tax, were classified as a disposition of operations in the cash flows from investing activities section of the Statements of Cash Flows.

     Under the Agreement, the Company, ALIC and the Corporation have indemnified Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and ALIC and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain. In addition, the Company, ALIC and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and ALIC, and their agents, including in connection with the Company's and ALIC's provision of transition services. The Reinsurance Agreements contain no limits or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts".

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

NOTES TO FINANCIAL STATEMENTS

component of loss on disposition of operations on the statements of operations and comprehensive income and amounted to $10.7 million, pretax ($7.0 million, after-tax) during 2006. DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

     The separate account balances related to the modified coinsurance reinsurance were $944.2 million and $1.01 billion as of December 31, 2007 and 2006, respectively. Separate account balances totaling approximately $4.1 million and $2.7 million at December 31, 2007 and 2006, respectively, related to the variable life business retained by the Company. In the five months of 2006 prior to its disposition, the Company's variable annuity business generated approximately $7.5 million in contract charges, and $16.7 million in 2005.

4. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment exchanges and modifications, which reflect refinancings of fixed income securities, totaled $162 thousand, $5.8 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     Liabilities for collateral received in conjunction with the Company's securities lending business activities were $198.1 million, $199.5 million and $149.5 million at December 31, 2007, 2006 and 2005, respectively, and are reported as a component of other liabilities and accrued expenses in Statements of Financial Position. The accompanying cash flows are included in cash flows from operating activities in the Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ IN THOUSANDS)                                         2007        2006        2005
                                                      ---------   ---------   ---------
NET CHANGE IN PROCEEDS MANAGED
Net change in fixed income securities                 $ (73,464)  $ (10,816)  $ (36,652)
Net change in short-term investments                     74,812     (39,205)     20,555
                                                      ---------   ---------   ---------
   Operating cash flow provided (used)                $   1,348   $ (50,021)  $ (16,097)
                                                      =========   =========   =========
NET CHANGE IN LIABILITIES
Liabilities for collateral and security repurchase,
   beginning of year                                  $(199,486)  $(149,465)  $(133,368)
Liabilities for collateral and security repurchase,
   end of year                                         (198,138)   (199,486)   (149,465)
                                                      ---------   ---------   ---------
   Operating cash flow (used) provided                $  (1,348)  $  50,021   $  16,097
                                                      =========   =========   =========

5. RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company utilizes services performed by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs, allocated to the Company were $54.5 million, $53.7 million and $53.8 million in 2007, 2006 and 2005, respectively. A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $12.7 million, $15.0 million and $16.0 million of structured settlement annuities, a type of immediate annuity, in 2007, 2006 and 2005, respectively, at prices based upon interest rates in effect at the time of issuance, to fund structured settlements in matters involving AIC. Of these amounts, $1.5 million, $1.5 million and $2.0 million relate to structured settlement annuities with life contingencies and are included in premium income for 2007, 2006 and 2005, respectively. In most cases, these annuities were issued under a "qualified assignment," whereby prior to July 1, 2001 Allstate Settlement Corporation ("ASC"), and subsequent to July 1, 2001 Allstate Assignment Corporation ("AAC"), both wholly owned subsidiaries of ALIC, purchased annuities from the Company and assumed AIC's obligation to make future payments.

NOTES TO FINANCIAL STATEMENTS

     Reserves recorded by the Company for annuities issued to ASC and AAC, including annuities to fund structured settlements in matters involving AIC, were $1.93 billion and $1.86 billion at December 31, 2007 and 2006, respectively.

BROKER/DEALER AGREEMENTS

     The Company has a service agreement with Allstate Distributors, L.L.C. ("ADLLC"), a broker-dealer company owned by ALIC, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC also acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $4.0 million, $6.0 million and $7.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

     The Company receives distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker-dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. The Company incurred $971 thousand, $1.4 million and $1.3 million of commission and other distribution expenses for the years ended December 31, 2007, 2006 and 2005, respectively.

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

     Additionally, the Company entered into a reinsurance treaty through which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC. Under the terms of the treaty, the Company pays a premium to ALIC that varies with the aggregate structured settlement annuity statutory reserve balance. In return, ALIC guarantees that the yield on the portion of the Company's investment portfolio that supports structured settlement annuity liabilities will not fall below contractually determined rates. The Company ceded premium related to structured settlement annuities to ALIC of $3.2 million, $3.0 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the carrying value of the structured settlement reinsurance treaty was $(1.7) million and $(1.9) million, respectively, which is recorded in other assets. The premiums ceded and changes in the fair value of the reinsurance treaty are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive Income as the treaty is recorded as a derivative instrument pursuant to the requirements of SFAS No. 133.

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

CAPITAL CONTRIBUTION

     The Company received a cash capital contribution from ALIC of $20.0 million in 2005, which was recorded as additional capital paid-in on the Statements of Financial Position.

DEBT

     The Company has an intercompany loan agreement with The Allstate Corporation. The amount of intercompany loans available to the Company is at the discretion of The Allstate Corporation. The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the inter-company loan agreement at December 31, 2007 and 2006. The Allstate Corporation uses commercial paper borrowings, bank lines of credit and repurchase agreements to fund inter-company borrowings.

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

NOTES TO FINANCIAL STATEMENTS

6. INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

($ IN THOUSANDS)                                       GROSS UNREALIZED
                                                     -------------------
                                         AMORTIZED                            FAIR
                                           COST        GAINS     LOSSES       VALUE
                                        ----------   --------   --------   ----------
AT DECEMBER 31, 2007
U.S. government and agencies            $  576,892   $220,299   $     --   $  797,191
Municipal                                  421,755     14,814     (3,262)     433,307
Corporate                                3,314,945    116,575    (52,709)   3,378,811
Foreign government                         259,851     73,689         --      333,540
Mortgage-backed securities                 419,730      4,399     (4,512)     419,617
Commercial mortgage-backed securities      811,191      6,803    (26,053)     791,941
Asset-backed securities                    115,203        485     (8,811)     106,877
Redeemable preferred stock                   9,332        512         --        9,844
                                        ----------   --------   --------   ----------
   Total fixed income securities        $5,928,899   $437,576   $(95,347)  $6,271,128
                                        ==========   ========   ========   ==========

AT DECEMBER 31, 2006
U.S. government and agencies            $  541,877   $187,234   $     --   $  729,111
Municipal                                  314,768     12,979     (4,744)     323,003
Corporate                                3,214,504    125,379    (35,121)   3,304,762
Foreign government                         244,544     60,614       (211)     304,947
Mortgage-backed securities                 439,938      2,514     (9,256)     433,196
Commercial mortgage-backed securities      669,303      8,192     (4,316)     673,179
Asset-backed securities                    107,922      1,728       (628)     109,022
Redeemable preferred stock                   9,371        548         --        9,919
                                        ----------   --------   --------   ----------
   Total fixed income securities        $5,542,227   $399,188   $(54,276)  $5,887,139
                                        ==========   ========   ========   ==========

SCHEDULED MATURITIES

The scheduled maturities for fixed income securities are as follows at December 31, 2007:

                                          AMORTIZED      FAIR
($ IN THOUSANDS)                            COST         VALUE
                                         ----------   ----------
Due in one year or less                  $  132,057   $  132,495
Due after one year through five years     1,052,141    1,074,405
Due after five years through ten years    1,300,761    1,421,624
Due after ten years                       2,909,007    3,116,110
                                         ----------   ----------
                                          5,393,966    5,744,634
Mortgage- and asset-backed securities       534,933      526,494
                                         ----------   ----------
   Total                                 $5,928,899   $6,271,128
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

NOTES TO FINANCIAL STATEMENTS

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

($ IN THOUSANDS)                         2007       2006       2005
                                       --------   --------   --------
Fixed income securities                $358,547   $343,115   $330,567
Mortgage loans                           40,916     38,576     33,373
Other                                    14,487     14,763      6,723
                                       --------   --------   --------
   Investment income, before expense    413,950    396,454    370,663
   Investment expense                    27,212     23,390     14,501
                                       --------   --------   --------
      Net investment income            $386,738   $373,064   $356,162
                                       ========   ========   ========

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

($ IN THOUSANDS)                          2007      2006       2005
                                        -------   --------   -------
Fixed income securities                 $ 3,614   $(25,398)  $(6,596)
Mortgage loans                              (86)     3,572     3,000
Derivatives                              (4,359)      (259)   (1,596)
                                         ------       ----    ------
   Realized capital gains and losses,
      pre-tax                              (831)   (22,085)   (5,192)
   Income tax benefit                       308      8,216     1,972
                                         ------       ----    ------
   Realized capital gains and losses,
      after-tax                         $  (523)  $(13,869)  $(3,220)
                                        =======   ========   =======

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ IN THOUSANDS)                          2007      2006       2005
                                        -------   --------   -------
Write-downs                             $    --   $   (258)  $(1,543)
Dispositions (1)                          3,528    (21,568)   (2,053)
Valuation of derivative instruments      (8,166)    (5,429)   (4,469)
Settlement of derivative instruments      3,807      5,170     2,873
                                        -------   --------   -------
   Realized capital gains and losses,
      pre-tax                              (831)   (22,085)   (5,192)
   Income tax benefit                       308     8,216      1,972
                                        -------   --------   -------
   Realized capital gains and losses,
      after-tax                         $  (523)  $(13,869)  $(3,220)
                                        =======   ========   =======

----------
(1) Dispositions include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments. The Company recognized losses of $6.8 million, $16.5 million and $6.8 million in 2007, 2006 and 2005, respectively, due to a change in intent to hold impaired securities.

     Gross gains of $4.0 million, $5.9 million and $5.8 million and gross losses of $7.2 million, $18.8 million and $7.4 million were realized on sales of fixed income securities during 2007, 2006 and 2005, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ IN THOUSANDS)                                              GROSS UNREALIZED
                                                            --------------------
                                                  FAIR                             UNREALIZED
AT DECEMBER 31, 2007                              VALUE       GAINS      LOSSES     NET GAINS
                                               ----------   --------   ---------   ----------
Fixed income securities                        $6,271,128   $437,576   $(95,347)    $ 342,229
Derivative instruments and other investments         (766)        --       (766)         (766)
                                                                                    ---------
   Total                                                                              341,463

Amounts recognized for: (1)
   Premium deficiency reserve                                                        (261,846)
   Deferred policy acquisition and sales
      inducements costs                                                                20,672
                                                                                    ---------
      Total                                                                          (241,174)
Deferred income taxes                                                                 (35,101)
                                                                                    ---------
Unrealized net capital gains and losses                                             $  65,188
                                                                                    =========

NOTES TO FINANCIAL STATEMENTS

($ IN THOUSANDS)                                                          GROSS UNREALIZED
                                                              FAIR      -------------------  UNREALIZED
AT DECEMBER 31, 2006                                         VALUE       GAINS      LOSSES   NET GAINS
                                                           ----------   --------   --------  ----------
Fixed income securities                                    $5,887,139   $399,188   $(54,276) $ 344,912
Derivative instruments and other investments                     (892)        --       (892)      (892)
                                                                                             ---------
   Total                                                                                       344,020
Amounts recognized for: (1)
   Premium deficiency reserve                                                                 (235,656)
   Deferred policy acquisition and sales inducement costs                                       11,694
                                                                                             ---------
      Total                                                                                   (223,962)
Deferred income taxes                                                                          (42,020)
                                                                                             ---------
Unrealized net capital gains and losses                                                      $  78,038
                                                                                             =========

----------
(1) See Note 2 for Deferred policy acquisition and sales inducement costs and Reserves for life-contingent contract benefits.

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

      The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ IN THOUSANDS)                                        2007        2006       2005
                                                      --------   ---------   --------
Fixed income securities                               $ (2,683)  $(108,955)  $(78,803)
Derivative instruments and other investments               126        (738)       566
                                                      --------   ---------   --------
   Total                                                (2,557)   (109,693)   (78,237)
Amounts recognized for:
   Premium deficiency reserve                          (26,190)     21,817    (17,063)
   Deferred policy acquisition and sales inducement
      costs                                              8,978       9,522     54,858
                                                      --------   ---------   --------
      Total                                            (17,212)     31,339     37,795
Deferred income taxes                                    6,919      27,424     14,155
                                                      --------   ---------   --------
Decrease in unrealized net capital gains and losses   $(12,850)  $ (50,930)  $(26,287)
                                                      ========   =========   ========

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the financial condition of the issue or issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

NOTES TO FINANCIAL STATEMENTS

     The following table summarizes the gross unrealized losses and fair value of fixed income securities by the length of time that individual securities have been in a continuous unrealized loss position.

                                      LESS THAN 12 MONTHS                   12 MONTHS OR MORE
                             -----------------------------------   -----------------------------------
                                                                                                           TOTAL
($ IN THOUSANDS)               NUMBER      FAIR       UNREALIZED    NUMBER       FAIR       UNREALIZED   UNREALIZED
AT DECEMBER 31, 2007         OF ISSUES     VALUE        LOSSES     OF ISSUES     VALUE        LOSSES       LOSSES
                             ---------   ----------   ----------   ---------   ----------   ----------   ----------
Fixed income securities
   Municipal                     18      $   89,222   $ (2,067)         2      $   15,945    $ (1,195)   $ (3,262)
   Corporate                    211         828,136    (35,241)        86         453,194     (17,468)    (52,709)
   Mortgage-backed
      securities                 12         116,542     (1,182)        16         137,987      (3,330)     (4,512)
   Commercial
      mortgage-backed
      securities                 41         345,338    (22,882)        12          64,387      (3,171)    (26,053)
   Asset-backed securities       51          71,873     (6,664)         6          22,505      (2,147)     (8,811)
                                ---      ----------   --------        ---      ----------    --------    --------
      Total                     333      $1,451,111   $(68,036)       122      $  694,018    $(27,311)   $(95,347)
                                ===      ==========   ========        ===      ==========    ========    ========
Investment grade fixed
   income securities            283      $1,379,124   $(60,798)       107      $  657,515    $(23,161)   $(83,959)
Below investment grade
   fixed income
   securities                    50          71,987     (7,238)        15          36,503      (4,150)    (11,388)
                                ---      ----------   --------        ---      ----------    --------    --------
      Total fixed income
         securities             333      $1,451,111   $(68,036)       122      $  694,018    $(27,311)   $(95,347)
                                ===      ==========   ========        ===      ==========    ========    ========
AT DECEMBER 31, 2006
Fixed income securities
   Municipal                     19      $   85,322   $ (2,417)        10      $   52,910    $ (2,327)   $ (4,744)
   Corporate                    118         619,716     (8,721)       164         775,483     (26,400)    (35,121)
   Foreign government             1           4,934        (41)         2          10,067        (170)       (211)
   Mortgage-backed
     securities                   7          57,005       (701)        28         267,323      (8,555)     (9,256)
   Commercial
      mortgage-backed
      securities                 18         166,545       (831)        33         192,775      (3,485)     (4,316)
   Asset-backed securities        6          16,010       (283)         3          12,635        (345)       (628)
                                ---      ----------   --------        ---      ----------    --------    --------
      Total                     169      $  949,532   $(12,994)       240      $1,311,193    $(41,282)   $(54,276)
                                ===      ==========   ========        ===      ==========    ========    ========
Investment grade fixed
   income securities            153      $  919,918   $(12,448)       220      $1,274,151    $(38,837)   $(51,285)
Below investment grade
   fixed income securities       16          29,614       (546)        20          37,042      (2,445)     (2,991)
                                ---      ----------   --------        ---      ----------    --------    --------
Total fixed income
   securities                   169      $  949,532   $(12,994)       240      $1,311,193    $(41,282)   $(54,276)
                                ===      ==========   ========        ===      ==========    ========    ========

     As of December 31, 2007, $82.9 million of the unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other than temporarily impaired. Of the $95.3 million of unrealized losses on fixed income securities, $84.0 million are related to unrealized losses on investment grade securities. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's or a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion, or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     Unrealized losses on mortgage-backed, asset-backed and commercial mortgage-backed holdings were evaluated based on credit ratings, as well as the performance of the underlying collateral relative to the securities' positions in the securities' respective capital structure. The unrealized losses on municipal bonds and asset-backed securities that had credit enhancements from bond insurers were evaluated on the quality of the underlying security. These investments were determined to have adequate resources to fulfill contractual obligations.

     As of December 31, 2007, the Company had the intent and ability to hold the fixed income securities with unrealized losses for a period of time sufficient for them to recover.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise a cash basis is used. The Company had no impaired loans in 2007, 2006 or 2005.

NOTES TO FINANCIAL STATEMENTS

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represented more than 5% of the portfolio at December 31, 2007 and 2006.

(% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)   2007    2006
                                                 -----   -----
California                                        30.6%   30.2%
Texas                                             14.3    10.9
Delaware                                           8.5     1.3
Oregon                                             5.8     7.2
Virginia                                           5.0     6.3
New York                                           4.1     5.8
Missouri                                           4.0     5.4
Connecticut                                        0.8     5.0

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5.0% of the portfolio at December 31, 2007 and 2006.

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)   2007    2006
                                                      ----    ----
California                                            21.7%   18.9%
Illinois                                              12.7    14.0
Pennsylvania                                           8.3     8.6
Texas                                                  7.6     7.2
New York                                               5.5     5.6
Arizona                                                5.4     5.6
New Jersey                                             5.1     4.6
Ohio                                                   5.0     5.2

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

(% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)    2007     2006
                                                      -----    -----
Warehouse                                              32.6%    30.6%
Office buildings                                       31.4     31.4
Apartment complex                                      17.1     17.0
Retail                                                 15.3     17.1
Industrial                                               --      1.0
Other                                                   3.6      2.9
                                                      -----    -----
   Total                                              100.0%   100.0%
                                                      =====    =====

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2007 for loans that were not in foreclosure are as follows:

                         NUMBER OF
                           LOANS      CARRYING VALUE   PERCENT
                       ------------   --------------   -------
($ IN THOUSANDS)
          2008               1           $  4,604        0.6%
          2009              15             58,625        8.1
          2010              19             94,072       13.0
          2011              17             83,079       11.5
          2012              14             61,768        8.5
          Thereafter        85            423,153       58.3
                           ---           --------      -----
               Total       151           $725,301      100.0%
                           ===           ========      =====

NOTES TO FINANCIAL STATEMENTS

     In 2007, $9.8 million of commercial mortgage loans were contractually due. Of these, 74.6% were paid as due and 25.4% were refinanced at prevailing market terms. None were foreclosed or are in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

CONCENTRATION OF CREDIT RISK

     At December 31, 2007, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholder's equity.

SECURITIES LOANED

     The Company's business activities include securities lending programs with third parties, mostly large brokerage firms. At December 31, 2007 and 2006, fixed income securities with a carrying value of $193.8 million and $191.9 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $1.4 million, $455 thousand and $430 thousand, for the years ending December 31, 2007, 2006 and 2005, respectively.

OTHER INVESTMENT INFORMATION

     Included in fixed income securities are below investment grade assets totaling $198.6 million and $186.9 million at December 31, 2007 and 2006, respectively.

     At December 31, 2007, fixed income securities with a carrying value of $2.6 million were on deposit with regulatory authorities as required by law.

     At December 31, 2007, there were no fixed income securities or other investments that were non-income producing.

7. FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including DAC and DSI and certain reinsurance recoverables) and liabilities (including reserve for life-contingent contract benefits, contractholder funds pertaining to interest-sensitive life contracts and deferred income taxes) are not included in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Other assets and liabilities considered financial instruments such as accrued investment income and cash are generally of a short-term nature, and as such their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

 ($ IN THOUSANDS)                             DECEMBER 31, 2007       DECEMBER 31, 2006
                                          -----------------------   -----------------------
                                           CARRYING       FAIR       CARRYING       FAIR
                                             VALUE       VALUE        VALUE        VALUE
                                          ----------   ----------   ----------   ----------
Fixed income securities                   $6,271,128   $6,271,128   $5,887,139   $5,887,139
Mortgage loans                               725,301      721,602      708,449      711,866
Short-term investments                        22,688       22,688      142,334      142,334
Policy loans                                  38,509       38,509       38,168       38,168
Reinsurance recoverables on investment
   contracts                                 353,921      348,257      415,709      403,902
Separate accounts                            948,358      948,358    1,009,784    1,009,784

NOTES TO FINANCIAL STATEMENTS

     Fair values of fixed income securities are based upon observable market quotations, observable market data or are derived from such quotations or data. The fair value of privately placed fixed income securities is generally based on widely accepted pricing valuation models, which are developed internally. Mortgage loans are valued based on discounted contractual cash flows. Discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar properties as collateral. Loans that exceed 100% loan-to-value are valued at the estimated fair value of the underlying collateral. Short-term investments are highly liquid investments with maturities of one year or less whose carrying values are deemed to approximate fair value. The carrying value of policy loans is deemed to approximate fair value. The fair value of reinsurance recoverables on investment contracts is determined based on the fair value of the underlying annuity contract account liabilities, adjusted for credit risk. Separate accounts assets are carried in the Statements of Financial Position at fair value based on observable market prices.

FINANCIAL LIABILITIES

                                                   DECEMBER 31, 2007        DECEMBER 31, 2006
                                               -----------------------   -----------------------
                                                CARRYING       FAIR       CARRYING        FAIR
($ IN THOUSANDS)                                 VALUE         VALUE        VALUE        VALUE
                                               ----------   ----------   ----------   ----------
Contractholder funds on investment contracts   $4,317,697   $4,191,239   $4,231,688   $4,099,923
Liability for collateral                          198,138      198,138      199,486      199,486
Separate accounts                                 948,358      948,358    1,009,784    1,009,784

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges. Immediate annuities without life contingencies are valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Liability for collateral is valued at carrying value due to its short-term nature. Separate accounts liabilities are carried at the account values, which are equal to the carrying value of the assets.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivatives for risk reduction. In addition, the Company has derivatives embedded in financial instruments, which are required to be separated and accounted for as derivative instruments. With the exception of embedded derivatives, all of the Company's derivatives are evaluated for their on-going effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") to permit the application of SFAS 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts.

     Asset-liability management is a risk management strategy that is principally employed to align the respective interest-rate sensitivities of assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate caps are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a properly matched relationship is maintained and to reduce exposure to rising or falling interest rates. The Company uses financial futures to hedge anticipated asset and liability purchases.

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements.

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. The fair value of exchange traded derivative contracts is based on observable market quotations in active markets, whereas the fair value of non-exchange traded derivative contracts is determined using widely accepted valuation models and other appropriate valuation methods.

NOTES TO FINANCIAL STATEMENTS

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2007.

                                                               CARRYING      CARRYING
                                       NOTIONAL      FAIR       VALUE          VALUE
($ IN THOUSANDS)                        AMOUNT      VALUE     ASSETS(1)   (LIABILITIES)(1)
                                       --------    -------    ---------   ----------------
AT DECEMBER 31, 2007
Financial futures contracts            $ 32,200    $   107    $   107         $    --
Interest rate cap agreements            347,300     (2,845)        --          (2,845)
                                       --------    -------    -------         -------
Total interest rate contracts          $379,500    $(2,738)   $   107         $(2,845)
                                       ========    =======    =======         =======
Foreign currency swap agreements       $  7,500    $  (766)   $    --         $  (766)
                                       ========    =======    =======         =======
Structured settlement annuity
   reinsurance agreement               $     --    $(1,733)   $(1,733)        $    --
                                       ========    =======    =======         =======
Guaranteed accumulation benefits(2)    $256,610    $   210    $    --         $   210
                                       ========    =======    =======         =======
Guaranteed withdrawal benefits(2)      $ 60,591    $   (37)   $    --         $   (37)
                                       ========    =======    =======         =======
Other embedded derivative financial
   instruments(2)                      $  1,762    $    (3)   $    --         $    (3)
                                       ========    =======    =======         =======

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

                                                            CARRYING       CARRYING
                                      NOTIONAL     FAIR       VALUE          VALUE
($ IN THOUSANDS)                       AMOUNT     VALUE     ASSETS(1)   (LIABILITIES)(1)
                                      --------   -------   ----------   ----------------
AT DECEMBER 31, 2006
Financial futures contracts           $194,100   $    50     $    93        $   (43)
Interest rate cap agreements           264,300     1,410       1,920           (510)
                                      ========   =======     =======        =======
Total interest rate contracts         $458,400   $ 1,460     $ 2,013        $  (553)
                                      ========   =======     =======        =======
Foreign currency swap agreements      $  7,500   $  (892)    $    --        $  (892)
                                      ========   =======     =======        =======
Structured settlement annuity
   reinsurance agreement              $     --   $(1,927)    $(1,927)        $   --
                                      ========   =======     =======        =======
Guaranteed accumulation benefits(2)   $251,825   $ 1,304     $    --         $1,304
                                      ========   =======     =======        =======
Guaranteed withdrawal benefits(2)     $ 52,757   $   (50)    $    --         $  (50)
                                      ========   =======     =======        =======
Other embedded derivative financial
   instruments(2)                     $  1,501   $    (3)    $    --         $   (3)
                                      ========   =======     =======        =======

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

     The Company manages its exposure to credit risk primarily by establishing risk control limits. The Company uses master netting agreements for over-the-counter derivative transactions, including foreign currency swap and interest rate cap agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. The Company has not incurred any losses on derivative financial

NOTES TO FINANCIAL STATEMENTS

instruments due to counterparty nonperformance. Futures contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The contractual amounts and fair values of off-balance-sheet financial instruments at December 31 are as follows:

                                                 2007                       2006
                                       ------------------------   ------------------------
                                       CONTRACTUAL                CONTRACTUAL
                                         AMOUNT      FAIR VALUE      AMOUNT     FAIR VALUE
                                       -----------   ----------   -----------   ----------
($ IN THOUSANDS)
Commitments to extend mortgage loans     $ 5,750         $58        $14,723        $147
Private placement commitments             10,000          --             --          --

     In the above table, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

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

8. RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

($ IN THOUSANDS)                                            2007         2006
                                                         ----------   ----------
Immediate fixed annuities:
   Structured settlement annuities                       $1,870,663   $1,793,706
   Other immediate fixed annuities                           10,987        9,815
Traditional life                                            127,994      117,419
Other                                                         7,327        5,552
                                                         ----------   ----------
   Total reserve for life-contingent contract benefits   $2,016,971   $1,926,492
                                                         ==========   ==========

NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

          PRODUCT                       MORTALITY                INTEREST RATE         ESTIMATION METHOD
--------------------------   ------------------------------   ------------------   -------------------------
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

Other immediate fixed        1983 group annuity mortality     Interest rate        Present value of expected
annuities                    table                            assumptions range    future benefits based on
                             1983 individual annuity          from 2.4% to 11.5%   historical experience
                             mortality table
                             1983-a individual annuity
                             mortality table
                             Annuity 2000 mortality table

Traditional life insurance   Actual company experience plus   Interest rate        Net level premium reserve
                             loading                          assumptions range    method using the
                                                              from 4.0% to 8.0%    Company's withdrawal
                                                                                   experience rates

Other:

   Variable annuity          90% of 1994 group annuity        Interest rate        Projected benefit ratio
   guaranteed minimum        mortality table with internal    assumptions range    applied to cumulative
   death benefits(1)         modifications                    from 6.5% to 7.0%    assessments

   Accident and health       Actual company experience plus                        Unearned premium;
                             loading                                               additional contract
                                                                                   reserves for traditional
                                                                                   life insurance

----------
(1) In 2006, the Company disposed of its variable annuity business through reinsurance agreements with Prudential (see Note 3).

     To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve has been recorded for certain immediate annuities with life contingencies. A liability of $261.9 million and $235.7 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2007 and 2006, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.
     At December 31, contractholder funds consists of the following:

                                      2007          2006
                                   ----------   -----------
($ IN THOUSANDS)
Interest-sensitive life            $  530,763   $  476,729
Investment contracts:
   Fixed annuities                  3,733,197    3,667,459
   Immediate annuities and other      584,501      564,240
                                   ----------   ----------
      Total contractholder funds   $4,848,461   $4,708,428
                                   ==========   ==========

NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key contract provisions relating to contractholder funds:

           PRODUCT                      INTEREST RATE                   WITHDRAWAL/SURRENDER CHARGES
----------------------------   -----------------------------   ---------------------------------------------
Interest-sensitive life        Interest rates credited range   Either a percentage of account balance or
insurance                      from 2.7% to 5.5%               dollar amount grading off generally over 20
                                                               years

Fixed annuities                Interest rates credited range   Either a declining or a level percentage
                               from 1.8% to 11.5% for          charge generally over nine years or less.
                               immediate annuities and 3.1%    Additionally, approximately 5.9% of fixed
                               to 6.0% for other fixed         annuities are subject to a market value
                               annuities                       adjustment for discretionary withdrawals

Other:
   Variable guaranteed         Interest rates used in          Withdrawal and surrender charges are based on
      minimum income           establishing reserves range     the terms of the related variable annuity or
      benefit and secondary    from 1.8% to 10.3%              interest-sensitive life contract
      guarantees on
      variable annuities(1)

----------
(1) In 2006, the Company disposed its variable annuity business through reinsurance agreements with Prudential (see Note 3).

     Contractholder funds activity for the years ended December 31 is as follows:

($ IN THOUSANDS)                        2007         2006
                                     ----------   ----------
BALANCE, BEGINNING OF YEAR           $4,708,428   $4,349,395
Deposits                                537,755      804,825
Interest credited                       179,417      178,493
Benefits                               (146,828)    (137,090)
Surrenders and partial withdrawals     (316,399)    (361,670)
Contract charges                        (49,086)     (44,954)
Net transfers to separate accounts           (2)     (18,127)
Other adjustments                       (64,824)     (62,444)
                                     ----------   ----------
BALANCE, END OF YEAR                 $4,848,461   $4,708,428
                                     ==========   ==========

     The Company offers various guarantees to variable annuity contractholders. Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Statements of Financial Position. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable (see Note 3).

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $891.5 million and $954.2 million of equity, fixed income and balanced mutual funds and $50.4 million and $51.0 million of money market mutual funds at December 31, 2007 and 2006, respectively.

NOTES TO FINANCIAL STATEMENTS

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

                                                                                DECEMBER 31,
                                                                           ---------------------
($ IN MILLIONS)                                                              2007         2006
                                                                           ---------   ---------
IN THE EVENT OF DEATH
   Separate account value                                                  $   942.0   $ 1,005.2
   Net amount at risk(1)                                                   $    22.6   $    24.4
   Average attained age of contractholders                                  67 years    67 years

AT ANNUITIZATION (INCLUDES INCOME BENEFIT GUARANTEES)
   Separate account value                                                  $    35.0   $    39.4
   Net amount at risk(2)                                                   $      --   $      --

   Weighted average waiting period until annuitization options available     6 years     7 years

FOR CUMULATIVE PERIODIC WITHDRAWALS
   Separate account value                                                  $    60.5   $    50.3
   Net amount at risk(3)                                                   $      --   $      --

ACCUMULATION AT SPECIFIED DATES
   Separate account value                                                  $   255.9   $   249.2
   Net amount at risk(4)                                                   $      --   $      --
   Weighted average waiting period until guarantee date                      9 years    10 years

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

     The liability for death and income benefit guarantees is equal to a benefit ratio multiplied by the cumulative contract charges earned, plus accrued interest less contract benefit payments. The benefit ratio is calculated as the estimated present value of all expected contract benefits divided by the present value of all expected contract charges. The establishment of reserves for these guarantees requires the projection of future separate account fund performance, mortality, persistency and customer benefit utilization rates. These assumptions are periodically reviewed and updated. For guarantees related to death benefits, benefits represent the current guaranteed minimum death benefit payments in excess of the current account balance. For guarantees related to income benefits, benefits represent the present value of the minimum guaranteed annuitization benefits in excess of the current account balance.

     Projected benefits and contract charges used in determining the liability for certain guarantees are developed using models and stochastic scenarios that are also used in the development of estimated expected gross profits. Underlying assumptions for the liability related to income benefits include assumed future annuitization elections based on factors such as the extent of benefit to the potential annuitant, eligibility conditions and the annuitant's attained age. The liability for guarantees is re-evaluated periodically, and adjustments are made to the liability balance through a charge or credit to life and annuity contract benefits.

     Guarantees related to withdrawal and accumulation benefits are considered to be derivative financial instruments: therefore, the liability for these benefits is established based on its fair value.

NOTES TO FINANCIAL STATEMENTS

     The following summarizes the liabilities for guarantees:

                                                                        LIABILITY FOR
                                                                         GUARANTEES
                                        LIABILITY FOR   LIABILITY FOR    RELATED TO
                                          GUARANTEES     GUARANTEES     ACCUMULATION
                                          RELATED TO     RELATED TO          AND
($ IN THOUSANDS)                            DEATH          INCOME         WITHDRAWAL
                                           BENEFITS       BENEFITS         BENEFITS      TOTAL
                                        -------------   -------------   -------------   ------
Balance at December 31, 2005 (1)           $   264          $ 105           $  (551)    $ (182)
   Less reinsurance recoverables              (104)            --               551        447
                                           -------          -----           -------     ------
Net balance at December 31, 2005               160            105                --        265

Variable annuity business disposition
   related reinsurance recoverables           (304)           (97)               --       (401)
Incurred guaranteed benefits                   648             (7)               --        641
Paid guarantee benefits                       (504)            (1)               --       (505)
                                           -------          -----           -------     ------
   Net change                                 (160)          (105)               --       (265)
Net balance at December 31, 2006                --             --                --         --
   Plus reinsurance recoverables             1,026             99            (1,353)      (228)
                                           -------          -----           -------     ------
Balance, December 31, 2006 (2)             $ 1,026          $  99           $(1,353)    $ (228)
                                           =======          =====           =======     ======
   Less reinsurance recoverables            (1,026)           (99)            1,353        228
                                           -------          -----           -------     ------
Net balance at December 31, 2006                --             --                --         --
Incurred guaranteed benefits                    --             --                --         --
Paid guarantee benefits                         --             --                --         --
                                           -------          -----           -------     ------
   Net change                                   --             --                --         --
Net balance at December 31, 2007                --             --                --         --
   Plus reinsurance recoverables             2,002            102              (174)     1,930
                                           -------          -----           -------     ------
Balance, December 31, 2007 (3)             $ 2,002          $ 102           $  (174)    $1,930
                                           =======          =====           =======     ======

----------
(1) Included in the total liability balance at December 31, 2005 are reserves for variable annuity death benefits of $264 thousand, variable annuity income benefits of $46 thousand, variable annuity accumulation benefits of $(553) thousand, variable annuity withdrawal benefits of $2 thousand and other guarantees of $59 thousand.

(2) Included in the total liability balance at December 31, 2006 are reserves for variable annuity death benefits of $1.03 million, variable annuity income benefits of $58 thousand, variable annuity accumulation benefits of $(1.3) million and other guarantees of $41 thousand.

(3) Included in the total liability balance at December 31, 2007 are reserves for variable annuity death benefits of $2.0 million, variable annuity income benefits of $68 thousand, variable annuity accumulation benefits of $(174) thousand and other guarantees of $34 thousand.

9. REINSURANCE

     The Company reinsures certain of its risks to unaffiliated reinsurers and ALIC under yearly renewable term, coinsurance and modified coinsurance. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments.

     Mortality risk on policies in excess of $250 thousand per life is ceded to ALIC. As of December 31, 2007 and 2006, 39.8% and 39.4%, respectively, of our face amount of life insurance in force was reinsured to non-affiliates and ALIC.

     In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. The Company had reinsurance recoverables of $353.9 million and $415.7 million at December 31, 2007 and 2006, respectively, due from Prudential related to the disposal of our variable annuity business that was effected through Reinsurance Agreements (see Note 3). In 2007, premiums and contract charges of $21.2 million, contract benefits of $2.9 million, interest credited to contractholder funds of $13.5 million, and operating costs and expenses of $4.8 million were ceded to Prudential pursuant to the Reinsurance Agreements. In 2006, premiums and contract charges of $11.6 million, contract benefits of $1.6 million, interest credited to contractholder funds of $9.7 million, and operating costs and expenses of $4.8 million were ceded to Prudential pursuant to the Reinsurance Agreements. Prior to this disposal, the Company ceded 100% of the mortality and certain other risks related to product features on certain in-force variable annuity contracts. In addition, as of December 31, 2007 and 2006, the Company had reinsurance recoverables of $1.0 million and $1.6 million, respectively, due from subsidiaries of Citigroup and Scottish Re (U.S.) Inc. in connection with the disposition of the direct response distribution business in 2003.

NOTES TO FINANCIAL STATEMENTS

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ IN THOUSANDS)                                           2007       2006       2005
                                                         --------   --------   --------
PREMIUMS AND CONTRACT CHARGES
Direct                                                   $169,559   $179,504   $150,749
Assumed - non-affiliate                                     1,273      1,367        950
Ceded
   Affiliate                                               (3,982)    (4,614)    (4,795)
   Non-affiliate                                          (38,196)   (28,518)   (12,086)
                                                         --------   --------   --------
      Premiums and contract charges, net of reinsurance  $128,654   $147,739   $134,818
                                                         ========   ========   ========

     The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ IN THOUSANDS)                                           2007       2006      2005
                                                         --------   --------   --------
CONTRACT BENEFITS
Direct                                                   $197,929   $205,834   $191,366
Assumed - non-affiliate                                       787        757        371
Ceded
   Affiliate                                               (3,830)    (1,427)    (1,154)
   Non-affiliate                                          (13,083)   (14,658)    (7,356)
                                                         --------   --------   --------
      Contract benefits, net of reinsurance              $181,803   $190,506   $183,227
                                                         ========   ========   ========

     The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ IN THOUSANDS)                                           2007       2006      2005
                                                         --------   --------   --------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS
Direct                                                   $190,882   $176,799   $161,911
Assumed - non-affiliate                                        33         70         25
Ceded
   Affiliate                                                   --         --         --
   Non-affiliate                                          (13,508)    (9,698)        --
                                                         --------   --------   --------
      Interest credited to contractholder funds, net of
       reinsurance                                       $177,407   $167,171   $161,936
                                                         ========   ========   ========

     In addition to amounts included in the table above are reinsurance premium ceded to ALIC of $3.2 million, $3.0 million and $2.9 million during 2007, 2006 and 2005, respectively, under the terms of the structured settlement annuity reinsurance agreement (See Note 5).

NOTES TO FINANCIAL STATEMENTS

10. DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Deferred policy acquisitions costs for the years ended December 31 are as follows:

($ IN THOUSANDS)                             2007       2006       2005
                                           --------   --------   --------
BALANCE, BEGINNING OF YEAR                 $278,625   $318,551   $238,173
 Impact of adoption of SOP 05-1 (1)          (1,577)        --         --
 Disposition of operation (2)                    --    (79,670)        --
 Acquisition costs deferred                  47,575     62,937     68,205
 Amortization charged to income             (53,445)   (31,672)   (41,663)
 Effect of unrealized gains and losses        7,486      8,479     53,836
                                           --------   --------   --------
BALANCE, END OF YEAR                       $278,664   $278,625   $318,551
                                           ========   ========   ========

----------
(1) The adoption of SOP 05-1 resulted in a $1.6 million adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral. (see Note 2).

(2) In 2006, DAC was reduced in connection with the disposition through reinsurance agreements of the Company's variable annuity business (see Note
     3).

     Net amortization charged to income, due to realization of capital (gains) and losses, includes $(196) thousand, $14.1 million and $(3.7) million in 2007, 2006 and 2005, respectively.

     As disclosed in Note 3, DAC and DSI balances were reduced during 2006 related to the disposal through reinsurance agreements of all of the variable annuity business. During 2005, DAC and DSI amortization was estimated using stochastic modeling and was significantly impacted by the anticipated return on the underlying funds. The Company's long-term expectation of separate accounts fund performance, net of fees, was approximately 7% in 2005. Whenever actual separate accounts fund performance based on the two most recent years varied from the expectation, the Company projected performance levels over the next five years such that the mean return over a seven-year period equaled the long-term expectation. This approach is commonly referred to as "reversion to the mean" and is commonly used by the life insurance industry as an appropriate method for amortizing variable annuity and life DAC and DSI. In applying the reversion to the mean process, the Company did not allow the future mean rates of return including fees projected over the five-year period to exceed 12.75% or fall below 0%. The Company periodically evaluated the results of utilization of this process to confirm that it was reasonably possible that variable annuity and life fund performance would revert to the expected long-term mean within this time horizon.

     DSI activity, which primarily relates to fixed annuities, for the twelve months ended December 31 was as follows:

(IN THOUSANDS)                            2007      2006      2005
                                        -------   -------   -------
BALANCE, BEGINNING OF YEAR              $24,731   $18,527   $ 2,955
Impact of adoption of SOP 05-1 (1)         (243)       --        --
Disposition of operation (2)                 --    (6,162)       --
Sales inducements deferred                8,511    15,740    16,923
Amortization charged to income           (6,500)   (4,417)   (2,373)
Effect of unrealized gains and losses     1,492     1,043     1,022
                                        -------   -------   -------
BALANCE, END OF YEAR                    $27,991   $24,731   $18,527
                                        =======   =======   =======

----------
(1) The adoption of SOP 05-1 resulted in a $243 thousand adjustment to unamortized DSI related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral (see Note 2).

(2) In 2006, DSI was reduced in connection with the disposition through reinsurance agreements of the Company's variable annuity business (see Note
     3).

NOTES TO FINANCIAL STATEMENTS

11. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state.

     The New York Liquidation Bureau (the "Bureau") has publicly reported that Executive Life Insurance Company of New York ("Executive Life"), currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan, may only be able to meet future obligations of its annuity contracts for the next fifteen years due to an estimated $600 million shortfall in assets to fund those obligations. If Executive Life were to be declared insolvent in the future, the Company would likely have exposure to guaranty fund assessments or other costs.

     Based on currently available information, the outcome of this situation is uncertain at this time. The Bureau may eventually take actions to address this situation that may lead to guaranty fund assessments or other costs to the Company. Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes. The Company's market share in New York was approximately 5.5% in 2006 based on industry annuity premium.

GUARANTEES

     In the normal course of business, the Company provides standard indemnifications to contractual counterparties in connection with numerous transactions, including acquisitions and divestures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

     The aggregate liability balance related to all guarantees was not material as of December 31, 2007.

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

LEGAL AND REGULATORY PROCEEDINGS AND INQUIRIES

BACKGROUND

     The Company and certain affiliates are involved in a number of lawsuits, regulatory inquiries, and other legal proceedings arising out of various aspects of its business. As background to the "Proceedings" subsection below, please note the following:

     - These matters raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including the underlying facts of each matter; novel legal issues; variations between jurisdictions in which matters are being litigated, heard or investigated; differences in applicable laws and judicial interpretations; the length of time before many of these matters might be resolved by settlement, through litigation or otherwise; the fact that some of the lawsuits are putative class actions in which a class has not been certified and in which the purported class may not be clearly defined; the fact that some of the lawsuits involve multi-state class actions in which the applicable law(s) for the claims at issue is in dispute and therefore unclear; and the current challenging legal environment faced by large corporations and insurance companies.

     - The outcome on these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

NOTES TO FINANCIAL STATEMENTS

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

     - Due to the complexity and scope of the matters disclosed in the "Proceedings" subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described below as they are resolved over time is not likely to have a material adverse effect on the financial position of the Company.

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

     - These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission ("EEOC") alleging retaliation under federal civil rights laws (the "EEOC I" suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act ("ADEA"), breach of contract and ERISA violations (the "Romero I" suit). In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court's declaratory judgment that the release is voidable at the option of the release signer. The court also ordered that an agent who voids the release must return to AIC "any and all benefits received by the [agent] in exchange for signing the release." The court also stated that, "on the undisputed facts of record, there is no basis for claims of age discrimination." The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request. In June 2007, the court granted AIC's motions for summary judgment. Following plaintiffs' filing of a notice of appeal, the Third Circuit issued an order in December 31, 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. Responses to the order were filed in mid-December.

     - The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other

NOTES TO FINANCIAL STATEMENTS

          than age to support the rehire policy. AIC's interlocutory appeal of the trial court's summary judgment order is now pending in the United States Court of Appeals for the Eighth Circuit.

     - AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. These plaintiffs have asserted breach of contract and ERISA claims. The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007. Fifteen individuals opted out. AIC has moved for judgment on the pleadings and summary judgment.

     - A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue. These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes. This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005. In June 2007, the court granted AIC's motion to dismiss the case. Following plaintiffs' filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. Responses to the order were filed in mid-December.

     In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief. AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

OTHER MATTERS

     Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of a number of lawsuits and proceedings, some of which involve claims for substantial or indeterminate amounts. These actions are based on a variety of issues and target a range of the Company's practices. The outcome of these disputes is currently unpredictable. One or more of these matters could have an adverse effect on the Company's operating results or cash flows for a particular quarterly or annual period. However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this "Other Matters" subsection in excess of amounts currently reserved, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

12.  INCOME TAXES

     The Company joins the Corporation and its other domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this results in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return.

     The Internal Revenue Service ("IRS") is currently examining the Company's 2005 and 2006 federal income tax returns. The IRS has completed its examination of the Company's federal income tax returns through 2004 and the statute of limitations has expired on years prior to 2003. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the results of operations, cash flows or financial position of the Company.

     The Company adopted the provisions of FIN 48 on January 1, 2007. The Company had no liability for unrecognized tax benefits at January 1, 2007 or December 31, 2007, and believes it is reasonably possible that the liability balance will not significantly increase or decrease within the next twelve months. No amounts have been accrued for interest or penalties.

NOTES TO FINANCIAL STATEMENTS

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

                                            2007        2006
                                         ---------   ---------
(IN THOUSANDS)
DEFERRED ASSETS
Life and annuity reserves                $  65,519   $  67,529
Other assets                                 2,564       1,924
                                         ---------   ---------
   Total deferred assets                    68,083      69,453
                                         ---------   ---------

DEFERRED LIABILITIES
Deferred policy acquisition costs          (56,351)    (59,986)
Unrealized net capital gains               (35,101)    (42,020)
Difference in tax bases of investments     (14,993)    (14,127)
Other liabilities                           (1,375)     (1,260)
                                         ---------   ---------

   Total deferred liabilities             (107,820)   (117,393)
                                         ---------   ---------

   Net deferred liability                $ (39,737)  $ (47,940)
                                         =========   =========

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.
     The components of income tax expense for the years ended December 31 are as follows:

($ IN THOUSANDS)                2007      2006      2005
                              -------   -------   -------
Current                       $23,448   $16,949   $24,132
Deferred                         (646)      806    (3,187)
                              -------   -------   -------
   Total income tax expense   $22,802   $17,755   $20,945
                              =======   =======   =======

     The Company paid income taxes of $22.7 million, $23.2 million and $18.4 million in 2007, 2006 and 2005, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                            2007   2006   2005
                                            ----   ----   ----
Statutory federal income tax rate           35.0%  35.0%  35.0%
State income tax expense                     2.1    2.7    3.0
Adjustment for prior year tax liabilities   (0.6)  (1.9)   0.3
Other                                       (1.3)  (1.7)  (0.5)
                                            ----   ----   ----
Effective income tax rate                   35.2%  34.1%  37.8%
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

     Statutory accounting practices differ from GAAP primarily since they require charging policy acquisition and certain sales inducement costs to expense as incurred, establishing life insurance reserves based on different actuarial assumptions, and valuing investments and establishing deferred taxes on a different basis.

     Statutory net income for 2007, 2006 and 2005 was $38.2 million, $33.4 million and $35.9 million, respectively. Statutory capital and surplus as of December 31, 2007 and 2006 was $462.4 million and $444.6 million, respectively.

NOTES TO FINANCIAL STATEMENTS

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2008 without prior approval of the New York State Insurance Department is $30.6 million. In the twelve-month period beginning January 1, 2007, the Company did not pay any dividends.

14.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     The Company utilizes the services of AIC employees. AIC provides various benefits, described in the following paragraphs, to its employees. The Company is allocated an appropriate share of the costs associated with these benefits in accordance with a service and expense agreement.

     Defined pension plans, sponsored by AIC, cover most full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. The Company uses the accrual method for its defined benefit plans in accordance with accepted actuarial methods. AIC's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income for the pension plans in 2007, 2006 and 2005 was $2.3 million, $3.8 million and $2.5 million, respectively.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $566 thousand, $551 thousand and $583 thousand for postretirement benefits other than pension plans in 2007, 2006 and 2005, respectively.

PROFIT SHARING PLAN

     Employees of AIC are eligible to become members of The Savings and Profit Sharing Fund of Allstate Employees ("Allstate Plan"). The Corporation's contributions are based on the Corporation's matching obligation and performance. The Company's allocation of profit sharing expense from the Corporation was $1.5 million, $1.5 million and $502 thousand in 2007, 2006 and 2005, respectively.

NOTES TO FINANCIAL STATEMENTS

15. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ IN THOUSANDS)

                                                           2007
                                              ------------------------------
                                                                     After-
                                                Pretax      Tax        tax
                                              ---------   -------   --------
Unrealized holding losses arising during the
   period                                      $(15,895)  $ 5,563   $(10,332)
Less: reclassification adjustment                 3,874    (1,356)     2,518
                                               --------   -------   --------
Unrealized net capital gains and losses         (19,769)    6,919    (12,850)
                                               --------   -------   --------
Other comprehensive loss                       $(19,769)  $ 6,919   $(12,850)
                                               ========   =======   ========

($ IN THOUSANDS)
                                                           2006
                                              ------------------------------
                                                                     After-
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
                                              =========   =======   ========

($ IN THOUSANDS)
                                                           2005
                                              ------------------------------
                                                                     After-
                                                Pretax      Tax        tax
                                              ---------   -------   --------
Unrealized holding gains arising during the
   period                                      $(46,529)  $16,285   $(30,244)
Less: reclassification adjustment                (6,087)    2,130     (3,957)
                                               --------   -------   --------
Unrealized net capital gains and losses         (40,442)   14,155    (26,287)
                                               --------   -------   --------
Other comprehensive loss                       $(40,442)  $14,155   $(26,287)
                                               ========   =======   ========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2007 and 2006 and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company of New York as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007.


/s/ Deloitte & Touche LLP
-------------------------
Chicago, Illinois
March 13, 2008

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

     Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

     None.

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1), (2), (3) and (4) Disclosure of fees -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2007 and 2006.

                           2007       2006
                         --------   --------
Audit fees (a)           $362,243   $344,300
Audit related fees (b)      1,522         --
                         --------   --------
TOTAL FEES               $363,765   $344,300
                         ========   ========

(a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.

(b) Audit related fees relate to professional services such as accounting consultations relating to new accounting services.

(5)(i) and (ii) Audit committee's pre-approval policies and procedures -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life Insurance Company of New York. Those policies and procedures are incorporated into this Item 14(5) by reference to
Exhibit 99 - The Allstate Corporation Policy Regarding Pre-Approval of Independent Auditors' Services (the "Pre-Approval Policy"). In addition, in 2005 the Board of Directors of Allstate Life Insurance Company of New York adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life Insurance Company of New York and provided that references to the "audit committee" would mean Allstate Life Insurance Company of New York's Board. All of the services provided by Deloitte & Touche LLP to Allstate Life Insurance Company of New York in 2007 and 2006 were pre-approved by The Allstate Corporation Audit Committee and the Allstate Life Insurance Company of New York Board.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) (1) The following financial statements, notes thereto and related information of Allstate Life Insurance Company of New York are included in Item 8.

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

          (3) The following is a list of the exhibits filed as part of this Form 10-K. The SEC file number for the exhibits incorporated by reference is 033-100029 except as otherwise noted.

Exhibit
  No.     Description
-------   ----------------------------------------------------------------------
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

 10.1 Form of Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Annual Report on Form 10-K for 2007. (SEC File No. 000-31248)

 10.2 New York Insurer Supplement to Amended and Restated Service and Expense Agreement between Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005. Incorporated herein by reference to Exhibit 10.2 to Allstate Life Insurance Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2005. (SEC File No. 000-31248)

 10.3 Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York. Incorporated herein by reference to Exhibit 10.2 to

          Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for quarter ended March 31, 2002.

 10.4 Form of Tax Sharing Agreement among The Allstate Corporation and certain affiliates dated as of November 12, 1996. Incorporated herein by reference to Exhibit 10.24 to Allstate Life Insurance Company's Annual Report Form 10-K for 2007. (SEC File No. 000-31248)

 10.5 Underwriting Agreement between Allstate Life Insurance Company of New York and ALFS, Inc., effective October 1, 1996. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company of New York's Quarterly Report on Form 10-Q for quarter ended June 30, 2002.

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

10.17 Cash Management Services Master Agreement between Allstate Insurance Company and Allstate Bank (f/k/a Allstate Federal Savings Bank) dated March 16, 1999. Incorporated herein by reference to Exhibit 10.32 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002. (SEC File No. 000-31248)

10.18 Amendment No. 1 effective January 5, 2001 to Cash Management Services Master Agreement between Allstate Insurance Company and Allstate Bank dated March 16, 1999. Incorporated herein by reference to Exhibit
          10.33 to Allstate Life Insurance Company's Form 10 filed on April 24, 2002. (SEC File No. 000-31248)

10.19 Amendment No. 2 entered into November 8, 2002 to the Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank and Allstate Motor Club, Inc. dated March 16, 1999. Incorporated herein by reference to Exhibit 10.19 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007.
          (SEC File No. 000-31248)

10.20 Premium Depository Service Supplement dated as of September 30, 2005 to Cash Management Services Master Agreement between Allstate Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other parties. Incorporated herein by reference to Exhibit
          10.20 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.21 Variable Annuity Service Supplement dated November 10, 2005 to Cash Management Services Agreement between Allstate Bank, Allstate Life Insurance Company of New York and certain other parties. Incorporated herein by reference to Exhibit 10.21 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007.
          (SEC File No. 000-31248)

10.22 Sweep Agreement Service Supplement dated as of October 11, 2006 to Cash Management Services Master Agreement between Allstate Life Insurance Company, Allstate Bank, Allstate Motor Club, Inc. and certain other companies. Incorporated herein by reference to Exhibit
          10.22 to Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File No. 000-31248)

10.23 Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain affiliates effective January 1, 2007. Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company of New York's Current Report on Form 8-K filed February 21, 2008.

10.24 Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate Corporation dated February 1, 1996. Incorporated herein by reference to Exhibit 10.24 of Allstate Life Insurance Company's Annual Report on Form 10-K for 2006.
          (SEC File No. 000-31248)

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

                                     ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                     (Registrant)


March 12, 2008                       /s/ Samuel H. Pilch
                                     -------------------------------------------
                                     By: Samuel H. Pilch
                                     (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                              DATE
---------------------------   --------------------------------   --------------


/s/ James E. Hohmann          Chairman of the Board, President   March 12, 2008
---------------------------   and Chief Executive Officer
James E. Hohmann              (Principal Executive Officer)


/s/ John C. Pintozzi          Vice President, Chief Financial    March 12, 2008
---------------------------   Officer and a Director
John C. Pintozzi              (Principal Financial Officer)


/s/ Marcia D. Alazraki        Director                           March 12, 2008
---------------------------
Marcia D. Alazraki


/s/ Michael B. Boyle          Director                           March 12, 2008
---------------------------
Michael B. Boyle


/s/ Vincent A. Fusco          Director                           March 12, 2008
---------------------------
Vincent A. Fusco


/s/ Cleveland Johnson, Jr.    Director                           March 12, 2008
---------------------------
Cleveland Johnson, Jr.


/s/ John C. Lounds            Director                           March 12, 2008
---------------------------
John C. Lounds


                              Director                           March 12, 2008
---------------------------
Kenneth Robert O'Brien


/s/ John R. Raben, Jr.        Director                           March 12, 2008
---------------------------
John R. Raben, Jr.


/s/ Phyllis Hill Slater       Director                           March 12, 2008
---------------------------
Phyllis Hill Slater


                              Director                           March 12, 2008
---------------------------
Kevin R. Slawin


/s/ Michael J. Velotta        Director                           March 12, 2008
---------------------------
Michael J. Velotta


/s/ Douglas B. Welch          Director                           March 12, 2008
---------------------------
Douglas B. Welch

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
          SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                DECEMBER 31, 2007

($ IN THOUSANDS)
                                                                                                 AMOUNTS AT
                                                                                                   WHICH
                                                                                                  SHOWN ON
                                                                                                  BALANCE
                                                                          COST     FAIR VALUE      SHEET
                                                                      ----------   ----------   -----------
Type of investment
Fixed Maturities:
   Bonds:
      United States government, government agencies and authorities   $  576,892   $  797,191    $  797,191
      States, municipalities and political subdivisions                  421,755      433,307       433,307
      Foreign governments                                                259,851      333,540       333,540
      Public utilities                                                   679,792      715,294       715,294
      All other corporate bonds                                        2,635,153    2,663,517     2,663,517
   Commercial mortgage-backed securities                                 811,191      791,941       791,941
   Mortgage-backed securities                                            419,730      419,617       419,617
   Asset-backed securities                                               115,203      106,877       106,877
   Redeemable preferred stocks                                             9,332        9,844         9,844
                                                                      ----------   ----------    ----------
      Total fixed maturities                                           5,928,899   $6,271,128     6,271,128
                                                                      ==========   ==========    ==========
Mortgage loans on real estate                                            725,301                    725,301
Policy loans                                                              38,509                     38,509
Short-term investments                                                    22,688                     22,688
Derivative instruments                                                         3                          3
                                                                      ----------                 ----------
      Total investments                                               $6,715,400                 $7,057,629
                                                                      ==========                 ==========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE

($ IN THOUSANDS)
                                                                                        PERCENTAGE
                                                                                        OF AMOUNT
                                     GROSS                                  NET          ASSUMED
YEAR ENDED DECEMBER 31, 2007        AMOUNT       CEDED(1)     ASSUMED      AMOUNT         TO NET
                                 -----------   -----------   --------   -----------   -------------
Life insurance in force          $30,804,623   $12,578,676   $772,742   $18,998,689         4.1%
                                 ===========   ===========   ========   ===========
Premiums and contract charges:
   Life and annuities            $   159,811   $    39,066   $  1,273   $   122,018         1.0%
   Accident and health                 9,748         3,112         --         6,636          --
                                 -----------   -----------   --------   -----------
                                 $   169,559   $    42,178   $  1,273   $   128,654         1.0%
                                 ===========   ===========   ========   ===========
YEAR ENDED DECEMBER 31, 2006
Life insurance in force          $28,410,800   $11,524,333   $810,202   $17,696,669         4.6%
                                 ===========   ===========   ========   ===========
Premiums and contract charges:
   Life and annuities            $   170,625   $    29,392   $  1,367   $   142,600         0.9%
   Accident and health                 8,878         3,739         --         5,139          --
                                 -----------   -----------   --------   -----------
                                 $   179,503   $    33,131   $  1,367   $   147,739         0.9%
                                 ===========   ===========   ========   ===========
YEAR ENDED DECEMBER 31, 2005
Life insurance in force          $25,508,599   $ 9,806,717   $540,025   $16,241,907         3.3%
                                 ===========   ===========   ========   ===========
Premiums and contract charges:
   Life and annuities            $   142,091   $    12,372   $    950   $   130,669         0.7%
   Accident and health                 8,658         4,509         --         4,149          --
                                 -----------   -----------   --------   -----------
                                 $   150,749   $    16,881   $    950   $   134,818         0.7%
                                 ===========   ===========   ========   ===========

(1) No reinsurance or coinsurance income was netted against premium ceded in 2007, 2006 or 2005.