Form 10-Q
period 2008-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2008-05-14
CIK 839759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of May 13, 2008, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2008	2007
	(unaudited)
Revenues
Premiums	$9,201	$17,732
Contract charges	15,481	14,398
Net investment income	99,746	93,968
Realized capital gains and losses	1,721	(1,905)

	126,149	124,193

Costs and expenses
Contract benefits	38,805	42,833
Interest credited to contractholder funds	43,301	43,650
Amortization of deferred policy acquisition costs	1,451	17,760
Operating costs and expenses	9,022	9,144
	92,579	113,387

Loss on disposition of operations	(268)	(385)

Income from operations before income tax expense	33,302	10,421

Income tax expense	11,725	3,748

Net income	$21,577	$6,673

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
($ in thousands, except par value data)	2008	2007
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,901,843 and $5,928,899)	$6,177,908	$6,271,128
Mortgage loans	711,321	725,301
Short-term	316,718	22,688
Policy loans	38,464	38,509
Other	—	3

Total investments	7,244,411	7,057,629

Cash	7,052	7,356
Deferred policy acquisition costs	315,116	278,664
Accrued investment income	64,746	64,514
Reinsurance recoverables	375,251	381,431
Current income taxes receivable	—	146
Other assets	70,404	47,079
Separate Accounts	837,849	948,358

Total assets	$8,914,829	$8,785,177

Liabilities
Contractholder funds	$4,866,228	$4,848,461
Reserve for life-contingent contract benefits	2,027,441	2,016,971
Deferred income taxes	31,682	39,737
Current income taxes payable	6,198	—
Other liabilities and accrued expenses	462,323	241,756
Payable to affiliates, net	2,850	8,035
Reinsurance payable to parent	978	987
Separate Accounts	837,849	948,358

Total liabilities	8,235,549	8,104,305

Commitments and Contingent Liabilities (Note 5)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	494,761	473,184
Accumulated other comprehensive income:
Unrealized net capital gains and losses	42,019	65,188

Total accumulated other comprehensive income	42,019	65,188

Total shareholder’s equity	679,280	680,872

Total liabilities and shareholder’s equity	$8,914,829	$8,785,177

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
($ in thousands)	(unaudited)
Cash flows from operating activities
Net income	$21,577	$6,673
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(18,706)	(18,666)
Realized capital gains and losses	(1,721)	1,905
Loss on disposition of operations	268	385
Interest credited to contractholder funds	43,301	43,650
Changes in:
Life-contingent contract benefits and contractholder funds	(3,413)	(199)
Deferred policy acquisition costs	(9,648)	8,933
Income taxes payable	10,764	3,123
Other operating assets and liabilities	1,624	(34,195)
Net cash provided by operating activities	44,046	11,609

Cash flows from investing activities
Proceeds from sales of fixed income securities	132,449	71,336
Investment collections
Fixed income securities	41,885	32,988
Mortgage loans	20,253	20,576
Investment purchases
Fixed income securities	(129,725)	(137,178)
Mortgage loans	(5,750)	(4,977)
Change in short-term investments, net	(113,731)	34,715
Change in other investments, net	1,345	(115)
Net cash (used in) provided by investing activities	(53,274)	17,345

Cash flows from financing activities
Contractholder fund deposits	133,749	94,928
Contractholder fund withdrawals	(124,825)	(118,359)
Net cash provided by (used in) financing activities	8,924	(23,431)

Net (decrease) increase in cash	(304)	5,523
Cash at beginning of period	7,356	7,090
Cash at end of period	$7,052	$12,613

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

The condensed financial statements and notes as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

	Three months ended
	March 31,
($ in thousands)	2008	2007
Premiums
Traditional life insurance	$5,123	$6,384
Immediate annuities with life contingencies	2,150	9,799
Other	1,928	1,549
Total premiums	9,201	17,732

Contract charges
Interest-sensitive life insurance	13,712	12,251
Fixed annuities	1,769	2,147
Total contract charges	15,481	14,398
Total premiums and contract charges	$24,682	$32,130

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

 In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs (“DAC”) associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standard (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.   The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption resulted in a $1.2 million after-tax reduction to retained income to reflect the impact on estimated future gross profits (“EGP”) from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of DAC and deferred sales inducement balances of $1.8 million pre-tax as of January 1, 2007.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year beginning after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

FASB  Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109  and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48”)

The FASB issued the interpretation in July 2006 and the staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position (see Note 3).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008.  Consequently, the initial adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FASB Staff Position No. FIN 39–1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39–1”)

In April 2007, the FASB issued FSP FIN 39–1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39–1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39–1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The adoption of FSP FIN 39–1 did not have a material impact on the Company’s results of operations or financial position.

Pending accounting standards

SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies (“the Guide”) and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07- 1”)

In June 2007, the AICPA issued SOP 07–1 which provides guidance for determining whether an entity falls within the scope of the Guide and whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary or by an equity method investor in an investment company.  SOP 07–1 was to be effective for fiscal years beginning on or after December 15, 2007, however in February 2008, the FASB issued FASB Staff Position No. SOP 07-1, “Effective Date of AICPA Statement of Position 07-1”, which amends SOP 07-1 to (1) delay indefinitely the effective date of the SOP and (2) prohibit adoption of the SOP for an entity that did not early adopt the SOP before December 15, 2007.  The Company did not early adopt this standard.  Consequently, the Company is not permitted to adopt the statement.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133.  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-related contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures and therefore will not impact the Company’s results of operations or financial position.

2.   Supplemental Cash Flow Information

Liabilities for collateral received in conjunction with the Company’s securities lending business activities are reported in other liabilities and accrued expenses in the Condensed Statements of Financial Position.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Three months ended March 31,
(in thousands)	2008	2007

Net change in fixed income securities	$(13,009)	$(72,717)
Net change in short-term investments	(178,581)	(107,174)
Net change in proceeds managed	$(191,590)	$(179,891)

Liabilities for collateral and security repurchase, beginning of year	$(198,138)	$(199,486)
Liabilities for collateral and security repurchase, end of period	(389,728)	(379,377)
Operating cash flow provided	$191,590	$179,891

3.   Fair Value of Financial Assets and Financial Liabilities

The measurement basis for a significant amount of the Company’s financial assets is fair value. Financial instruments measured at fair value on a recurring basis include:

Financial Assets  Primarily investments including U.S. treasuries, money markets funds, corporates, municipals, U.S. government and agencies, commercial mortgage-backed securities (“CMBS”), preferred stock, mortgage-backed securities (“MBS”), foreign governments, asset-backed securities (“ABS”), commercial paper, derivatives (exchange traded and over-the-counter (“OTC”)), and separate account assets.

Financial Liabilities   Primarily free-standing derivatives (exchange listed and OTC) and derivatives embedded in certain contractholder liabilities.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for its financial assets and financial liabilities that are measured at fair value.  SFAS No. 157:

•                  Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•                  Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•                  Expands disclosures about financial instruments measured at fair value.

In determining fair value, the Company principally uses the market approach which generally utilizes market data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans, and thus are only categorized in the fair value hierarchy when held at fair value on a non-recurring basis.

Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of observable inputs, unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.

Pursuant to SFAS No. 157, fair value is a market-based measure considered from the perspective of a market participant who owns an asset or owes a liability.  Accordingly, when market observable data is not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date.  The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption.  In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments.  This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

Financial assets and financial liabilities recorded on the Condensed Statements of Financial Position at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1         Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

Level 2         Financial assets and financial liabilities whose values are based on the following:

a)  Quoted prices for similar assets or liabilities in active markets;

b)  Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3         Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs may reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The availability of observable inputs varies by instrument. In situations where fair value estimates are based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment.  The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3. In many instances, inputs used to measure fair value fall into different levels of the fair value hierarchy.  In those instances, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Summary of Valuation Techniques for Classes of Financial Assets and Financial Liabilities

Level 1 Measurements

U.S. Treasuries:  Valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Money Market Funds; Separate Account Assets:  Comprised of actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access.  Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 Measurements

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Privately placed securities in Level 2 of $331.7 million are those that are valued based on market-observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Other municipal securities are categorized as Level 3.

U.S. Government and Agencies:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

CMBS: Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active and are categorized as Level 2.  Other CMBS are reported in Level 3.

Preferred Stock; MBS; Foreign Government:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

Short-term: Commercial Paper and Other:  Valued based on inputs including amortized cost, which approximates fair value, and quoted prices for identical or similar assets in markets that are not active.

Level 3 Measurements

Corporate Privately Placed Securities:  Valued based on non-binding broker quotes and using models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs.  Instrument specific inputs used in internal fair value determinations include: coupon rate, weighted average life, sector of the issuer and call provisions.  Privately placed securities are categorized as Level 3 as a result of the significance of non-market observable inputs. The $1.2 billion of privately placed fixed income securities included in Level 3 comprise $1.1 billion valued using an internal model and $129.9 million valued using non-binding broker quotes.  The internally modeled securities are valued based on internal ratings, which are not observable in the market.  Multiple internal ratings comprise an NAIC rating category and when used in the internal model provide a more refined determination of fair value.  The Company’s internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

ABS RMBS; Alt-A Residential Mortgage-backed Securities (“Alt-A”):  ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain ABS RMBS and Alt-A are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

Other CDO: Valued based on non-binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CLO and other CDO are categorized as Level 3.

CMBS; Commercial Real Estate Collateralized Debt Obligations (“CRE CDO”): CRE CDO, which are reported as CMBS, and other CMBS, are valued based on non-binding broker quotes and are categorized as Level 3.  Other non-broker quoted CMBS are reported in Level 2.

Free-Standing Derivatives:  Certain OTC derivatives, such as caps are valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

Municipal:  Certain distressed municipal securities for which valuation is based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market-observable are included in Level 3.

Derivatives Embedded in Annuity Contracts and Other Assets:  Valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for a block of contractholder liabilities that contain certain embedded derivatives.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

Other Assets:  Includes a structured settlement annuity reinsurance agreement accounted for as a derivative instrument pursuant to the requirements of SFAS No. 133.  Valued internally utilizing a model that uses interest rate and volatility assumptions to generate stochastically determined cash flows.  This item is categorized as Level 3 as a result of the significance of non-market observable inputs.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2008:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Financial Assets
U.S. Treasuries	$152,676			$152,676
Short-term: Money Markets Funds	22,641			22,641
Total Level 1	175,317			175,317

Corporate		$2,059,701		2,059,701
Municipal		426,204		426,204
U.S. Government and Agencies		680,294		680,294
CMBS		638,512		638,512
Preferred Stock		8,014		8,014
MBS		375,931		375,931
Foreign Government		350,966		350,966
Short-term: Commercial Paper and Other		292,077		292,077
Total Level 2		4,831,699		4,831,699

Corporate Privately Placed Securities			$1,238,956	1,238,956
ABS RMBS			67,224	67,224
ALT-A			26,603	26,603
Other CDO			26,131	26,131
CRE CDO			29,894	29,894
CMBS			1,914	1,914
Free-Standing Derivatives			897	897
Municipal			46,350	46,350
Other			48,538	48,538
Total Level 3			1,486,507	1,486,507
Valued at cost or amortized cost				751,785
Counterparty and cash collateral netting (1)				(897)
Total Investments	175,317	4,831,699	1,486,507	7,244,411

Separate Account Assets	837,849			837,849
Other Assets	77		506	583

Total Financial Assets	$1,013,243	$4,831,699	$1,487,013	$8,082,843
% of Total Financial Assets	12.5%	59.8%	18.4%

Financial Liabilities
Derivatives:
Free-standing		$(469)	$(4,223)	$(4,692)
Embedded in Annuity Contracts			(1,253)	(1,253)
Counterparty and cash collateral netting (1)				897
Total Financial Liabilities		$(469)	$(5,476)	$(5,048)
% of Total Financial Liabilities		9.3%	108.5%

(1)   In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.

The following table provides a summary of changes in fair value of Level 3 assets and liabilities held at fair value on a recurring basis at March 31, 2008.  As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).  Gains and losses for such assets and liabilities categorized within the Level 3 table may include changes in fair value that are attributable to both observable inputs (Level 1 and Level 2) and unobservable inputs (Level 3). Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the period; therefore, all realized and unrealized gains and losses on these securities are reflected in the table below. Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and Level 2 financial instruments entered into that economically hedge certain exposures to the Level 3 positions.

($ in thousands)	Beginning Balance: January 1, 2008	Total Realized Capital Gains and (Losses) in Income(1)	Total Unrealized Capital Gains and (Losses) in OCI	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (out) of Level 3(2)	Ending Balance: March 31, 2008
Financial Assets
Corporate Privately Placed Securities	$1,211,628	$1,600	$1,059	$14,136	$10,533	$1,238,956
ABS RMBS	76,110	(632)	(4,382)	(3,872)	—	67,224
Alt-A	28,836	5	(2,238)	—	—	26,603
Other CDO	30,768	269	(1,910)	(2,996)		26,131
CRE CDO	33,067	(5)	(3,160)	(8)	—	29,894
CMBS	3,727	3	(1,816)	—	—	1,914
Free-Standing Derivatives, net	(980)	(2,472)	—	126	—	(3,326	)(3)
Municipals	33,200	—	—	(2,450)	15,600	46,350
Other	52,562	6,758	(9,423)	(1,359)	—	48,538
Total Investments	1,468,918	5,526	(21,870)	3,577	26,133	1,482,284	(4)
Other Assets	(1,733)	2,239	—	—	—	506
Total Level 3 Financial Assets	$1,467,185	$7,765	$(21,870)	$3,577	$26,133	$1,482,790

Financial Liabilities
Derivatives Embedded in
Annuity Contracts	$174	$(1,428)	$—	$1	$—	$(1,253)
Total Level 3 Financial Liabilities	$174	$(1,428)	$—	$1	$—	$(1,253)

(1)   The amounts above are reported in the Condensed Statements of Operations as follows: $6.3 million in realized capital gains and losses and $1.4 million in net investment income; and $(1.4) million in contract benefits.

(2)   Transfers into Level 3 during the three months ended March 31, 2008 are attributable to a change in the availability of market observable information for individual securities with the respective categories.

(3)   Comprises $897 thousand of Financial Assets and $(4.2) million of Financial Liabilities.

(4)   Comprises $1.49 billion of investments and $(4.2) million of free-standing Derivatives included in Financial Liabilities.

The following table presents amounts from the table above reported in income for the period ended March 31, 2008 attributable to those assets and liabilities still held at March 31, 2008.

($ in thousands)	Total Realized Capital Gains and (Losses) in Income(1)
Financial Assets
Corporate Privately Placed Securities	$1,111
ABS RMBS	(632)
Alt-A	4
Other CDO	(56)
CRE CDO	(5)
CMBS	3
Free-Standing Derivatives, net	20
Municipals	—
Other	2,202
Total Financial Assets	$2,647

Financial Liabilities

Derivatives Embedded in Annuity Contracts	$(1,428)
Total Financial Liabilities	$(1,428)

(1)   The amounts above are reported in the Condensed Statements of Operations as follows: $1.2 million in realized capital gains and losses; $1.4 million in net investment income; and $(1.4) million in contract benefits.

4.   Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

	Three months ended March 31,
($ in thousands)	2008	2007

Premiums and contract charges
Direct	$34,053	$41,689
Assumed-non-affiliate	286	338
Ceded
Affiliate	(992)	(992)
Non-affiliate	(8,665)	(8,905)

Premiums and contract charges, net of reinsurance	$24,682	$32,130

        The effects of reinsurance on contract benefits are as follows:

	Three months ended March 31,
($ in thousands)	2008	2007

Contract benefits
Direct	$45,846	$48,092
Assumed-non-affiliate	276	252
Ceded
Affiliate	(1,494)	(1,175)
Non-affiliate	(5,823)	(4,336)

Contract benefits, net of reinsurance	$38,805	$42,833

The effects of reinsurance on interest credited to contractholder funds are as follows:

	Three months ended March 31,
($ in thousands)	2008	2007

Interest credited to contractholder funds
Direct	$46,295	$47,140
Assumed-non-affiliate	9	6
Ceded—non-affiliate	(3,003)	(3,496)

Interest credited to contractholder funds, net of reinsurance	$43,301	$43,650

In addition to amounts included in the tables above are reinsurance premiums ceded to ALIC of $819 thousand and $778 thousand for the three months ended March 31, 2008 and 2007, respectively, under the terms of the structured settlement annuity reinsurance agreement.  These amounts are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations as the treaty is recorded as a derivative instrument pursuant to the requirements of SFAS No. 133.

5.   Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in a particular state.

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”), currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan, may only be able to meet future obligations of its annuity contracts for the next fifteen years.  The shortfall is estimated to be in the range of $650 million to $750 million.  If Executive Life were to be declared insolvent in the future, the Company would likely have exposure to guaranty fund assessments or other costs.

Based on currently available information, the outcome of this situation is uncertain at this time.  The Bureau may eventually take actions to address this situation that may lead to guaranty fund assessments or other costs to the Company.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes.  The Company’s market share in New York was approximately 5.5% in 2006 based on industry annuity premium.

Guarantees

Related to the disposal through reinsurance of our variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company and ALIC have agreed to indemnify Prudential for certain pre–closing contingent liabilities (including extra–contractual liabilities of the Company and ALIC, and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain.  In addition, the Company and ALIC will indemnify Prudential for certain post–closing liabilities that may arise from the acts of the Company, ALIC and its agents, including in connection with the Company’s and ALIC’s provision of transition services. The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short–Duration and Long–Duration Contracts”. Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of March 31, 2008.

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

•                  In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  In Allstate’s experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

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

•                  These matters include a lawsuit filed in 2001 by the U.S. Equal Employment Opportunity Commission (“EEOC”) alleging retaliation under federal civil rights laws (the “EEOC I” suit) and a class action filed in 2001 by former employee agents alleging retaliation and age discrimination under the Age Discrimination in Employment Act (“ADEA”), breach of contract and ERISA violations (the “Romero I” suit).   In 2004, in the consolidated EEOC I and Romero I litigation, the trial court issued a memorandum and order that, among other things, certified classes of agents, including a mandatory class of agents who had signed a release, for purposes of effecting the court’s declaratory judgment that the release is voidable at the option of the release signer.  The court also ordered that an agent who voids the release must return to AIC “any and all benefits received by the [agent] in exchange for signing the release.”  The court also stated that, “on the undisputed facts of record, there is no basis for claims of age discrimination.”  The EEOC and plaintiffs have asked the court to clarify and/or reconsider its memorandum and order and in January 2007, the judge denied their request.  In June 2007, the court granted AIC’s motions for summary judgment.  Following plaintiffs’ filing of a notice of appeal, the Third Circuit issued an order in December 31, 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time.  In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Court along with the merits of the appeal.

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

•                  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  AIC’s motions for judgment on the pleadings were partially granted and AIC’s motion for summary judgment remains pending.

•                  A putative nationwide class action has also been filed by former employee agents alleging various violations of ERISA, including a worker classification issue.  These plaintiffs are challenging certain amendments to the Agents Pension Plan and are seeking to have exclusive agent independent contractors treated as employees for benefit purposes.  This matter was dismissed with prejudice by the trial court, was the subject of further proceedings on appeal, and was reversed and remanded to the trial court in 2005.  In June 2007, the court granted AIC’s motion to dismiss the case.  Following plaintiffs’ filing of a notice of appeal, the Third Circuit issued an order in December 2007 stating that the notice of appeal was not taken from a final order within the meaning of the federal law and thus not appealable at this time. In March 2008, the Third Circuit decided that the appeal should not summarily be dismissed and that the question of whether the matter is appealable at this time will be addressed by the Court along with the merits of the appeal.

In all of these various matters, plaintiffs seek compensatory and punitive damages, and equitable relief.  AIC has been vigorously defending these lawsuits and other matters related to its agency program reorganization.

 Other Matters

Various other legal, governmental, and regulatory actions, including state market conduct exams, and other governmental and regulatory inquiries are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of lawsuits and other types of proceedings, some of which involve claims for substantial or indeterminate amounts.  These actions are based on a variety of issues and target a range of the Company’s practices.  The outcome of these disputes is currently unpredictable.

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

6.   Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2008			2007
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding (losses) gains arising during the period	$(34,671)	12,134	$(22,537)	$211	(74)	$137
Less: reclassification adjustment of realized capital gains and losses	973	(341)	632	1,140	(399)	741
Unrealized net capital gains and losses	(35,644)	12,475	(23,169)	(929)	325	(604)

Other comprehensive loss	$(35,644)	12,475	(23,169)	$(929)	325	(604)

Net income			21,577			6,673

Comprehensive (loss) income			$(1,592)			$6,069

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of March 31, 2008, and the related condensed statements of operations for the three-month periods ended March 30, 2008 and 2007, and the condensed statements of cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2007, and the related statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2008, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 12, 2008

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as “we”, “ALNY”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2007.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and determine the allocation of resources.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements.

In applying policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our businesses and operations.  It is reasonably likely that changes in these estimates could occur from period to period and result in a material impact on our financial statements.

Our critical accounting estimate for the fair value of financial assets and financial liabilities follows.  For description of critical accounting estimates not discussed below, see the Application of Critical Accounting Estimates section of the MD&A found under Part II. Item 7. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2007.

Fair Value of Financial Assets and Financial Liabilities  Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

•                  Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•                  Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

•                  Expands disclosures about financial instruments measured at fair value.

We categorize our financial assets and financial liabilities measured at fair value based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities which we can access (Level 1); the second highest priority for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets, or valuation models whose inputs are observable (Level 2); and the lowest priority to unobservable inputs (Level 3).  If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans, and thus are only required to be categorized in the fair value hierarchy when held at fair value on a non-recurring basis.

The availability of market observable information is the principal factor in determining the level that financial instruments are assigned in the three-level hierarchy. Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources. In the absence of observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.

Financial assets and financial liabilities recorded on the Condensed Statements of Financial Position at fair value are categorized based on the reliability of inputs to the valuation techniques as follows:

Level 1:     Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

Level 2: Financial assets and financial liabilities whose values are based on the following:

a)              Quoted prices for similar assets or liabilities in active markets;

b)             Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)              Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability

Level 3:     Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.  We gain assurance on the overall reasonableness and consistent application of input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued and our ongoing monitoring of the fair values received or derived internally.  We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions in the first quarter of 2008 were incorporated into valuation assumptions and reflected in the fair values which were validated by calibration and other analytical techniques to available market observable data.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements.  For certain types of securities, fair values are derived from the valuation service providers’ proprietary valuation models.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information, as applicable. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

For certain of our financial assets carried at fair value, where our valuation service providers cannot provide fair value determinations, we obtain non-binding price quotes from brokers familiar with the security who, similar to our valuation service providers, may consider transactions or activity in similar securities, as applicable, among other information.  The brokers providing price quotes are generally from the brokerage divisions of leading financial institutions with market making, underwriting and distribution expertise.

The fair value of financial assets and financial liabilities, including privately-placed securities and certain derivatives embedded in certain contractholder liabilities, where our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments.  In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify.  Instrument specific inputs used in our internal fair value determinations include: coupon rate, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities.  Market specific inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities.  As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ and financial liabilities’ fair values.

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Statements of Financial Position.  Because of this detailed approach there is no single set of assumptions that determine our fair value estimates.  Moreover management does not compile a range of estimates for items reported at fair value because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal components are private placed securities valued using internal models, asset-backed residential mortgage-baked securities (“ABS RMBS”), broker quoted securities and Alt-A residential mortgage-backed securities (“Alt-A”). In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. ABS RMBS and Alt-A reflected the most significant impacts, to their respective fair value determinations, due to the continued illiquidity that existed for these classes of securities. For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.  Privately placed securities’ fair value determinations, which were based on internal ratings that are not market observable are calibrated to market observable information in the form of external National Association of Insurance Commissioners (“NAIC”) ratings and credit spreads.  We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and financial liabilities.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

The following table identifies investments as of March 31, 2008 by source of value determination:

	Investments
(in thousands)	Carrying Value	Percent to total
Fair value based on internal sources (1)	$1,470,214	20.3%
Fair value based on external sources (2)	5,022,412	69.3
Total fixed income securities and certain short-term securities	6,492,626	89.6
Mortgage loans, policy loans, short-term and other investments, valued at cost and amortized cost	751,785	10.4
Total	$7,244,411	100.0%

(1)          Includes short-term: commercial paper and other of $292.1 million reported in Level 2.

(2)          Includes 4% that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the Levels promulgated by SFAS No. 157, see Note 3 to the Condensed Financial Statements.

The following table presents fair value as a percent of amortized cost for Level 3 investments at March 31, 2008.

(in thousands)	Fair Value	Fair Value as a % of Amortized Cost
Corporate – privately placed securities	$1,238,956	103.5%
ABS RMBS	67,224	85.4
Alt A	26,603	89.9
Other CDO	26,131	89.8
CRE CDO	29,894	78.2
Commercial mortgage-backed securities (“CMBS”)	1,914	32.5
Free-Standing Derivatives	897	N/A
Municipals	46,350	100.0
Other	48,538	96.9
Total Level 3 investments	$1,486,507	100.8%

The following table summarizes Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Statement of Financial Position at March 31, 2008.

(in thousands)	Level 1	Level 2	Level 3	Valued at cost or amortized cost	Balance as of March 31, 2008
Financial Assets
Fixed income securities	$152,676	$4,539,622	$1,485,610		$6,177,908
Mortgage loans				$711,321	711,321
Short-term	22,641	292,077		2,000	316,718
Policy loans				38,464	38,464
Other investments			897		897
Counterparty and cash collateral netting					(897)
Total Investments	175,317	4,831,699	1,486,507	751,785	7,244,411
Separate account assets	837,849				837,849
Other assets	77		506		583
Total Financial Assets	$1,013,243	$4,831,699	$1,487,013	$751,785	$8,082,843

Financial Liabilities
Contractholder funds			(1,253)		(1,253)
Other liabilities		(469)	(4,223)		(3,795)
Total Financial Liabilities	$	$(469)	$(5,476)	$—	$(5,048)

Transfers into and out of Level 3 during the quarter are attributable to a change in the availability of market observable information for individual securities within the respective categories.  For a further discussion of the impact of unrealized net capital gains and losses on our results of operations and a discussion of the fluctuations in fair value during the quarter ended March 31, 2008, see the Investments section of the MD&A.

OPERATIONS

        The Company’s results of operations for the three months ended March 31 are presented in the following table.

	Three Months Ended March 31,
(in thousands)	2008	2007

Revenues
Premiums	$9,201	$17,732
Contract charges	15,481	14,398
Net investment income	99,746	93,968
Realized capital gains and losses	1,721	(1,905)
Total revenues	126,149	124,193

Costs and expenses
Contract benefits	(38,805)	(42,833)
Interest credited to contractholder funds	(43,301)	(43,650)
Amortization of DAC	(1,451)	(17,760)
Operating costs and expenses	(9,022)	(9,144)
Total costs and expenses	(92,579)	(113,387)

Loss on disposition of operations	(268)	(385)
Income tax expense	(11,725)	(3,748)
Net income	$21,577	$6,673

Net Income in the first quarter of 2008 totaled $21.6 million compared to $6.7 million in the same period of 2007. The change was primarily the result of lower total costs and expenses and, to a lesser extent, higher total revenues.

Analysis of Revenues Total revenues increased 1.6% or $2.0 million in the first quarter of 2008 compared to the same period of 2007 due to higher net investment income, the recognition of realized capital gains in the first quarter of 2008 compared to realized capital losses in the first quarter of 2007, and higher contract charges, partially offset by lower premiums.

Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, accident and health and other insurance products that have significant mortality or morbidity risk.

Contract charges are revenues generated from interest-sensitive and variable life insurance, and fixed annuities for which deposits are classified as contractholder funds or separate accounts liabilities.  Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates.  As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues.

The following table summarizes premiums and contract charges by product.

	Three Months Ended March 31,
(in thousands)	2008	2007

Premiums
Traditional life insurance	$5,123	$6,384
Immediate annuities with life contingencies	2,150	9,799
Accident, health and other	1,928	1,549
Total premiums	9,201	17,732

Contract charges
Interest-sensitive life insurance	13,712	12,251
Fixed annuities	1,769	2,147
Total contract charges (1)	15,481	14,398
Premiums and contract charges	$24,682	$32,130

(1)	Contract charges for the three months ended March 31, 2008 and 2007 include contract charges related to the cost of insurance totaling $9.6 million and $8.3 million, respectively.

Total premiums decreased 48.1% in the first quarter of 2008 compared to the same period of 2007 due primarily to a decline in sales of life contingent immediate annuities due to market conditions.

Contract charges increased 7.5% in the first quarter of 2008 compared to the same period of 2007 due to growth in interest-sensitive life insurance policies in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower surrender charges.

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

The following table shows the changes in contractholder funds.

	Three Months Ended March 31,
(in thousands)	2008	2007
Contractholder funds, beginning balance	$4,848,461	$4,708,428

Deposits
Fixed annuities	92,125	69,632
Interest-sensitive life insurance	25,982	23,129
Variable annuity and life deposits allocated to fixed accounts	11	15
Total deposits	118,118	92,776

Interest credited	45,116	44,214

Benefits, withdrawals and other adjustments
Benefits	(41,213)	(38,056)
Surrenders and partial withdrawals	(83,607)	(80,303)
Contract charges	(12,837)	(11,692)
Net transfers to separate accounts	(5)	—
Other adjustments (1)	(7,805)	(19,070)
Total benefits, withdrawals and other adjustments	(145,467)	(149,121)
Contractholder funds, ending balance	$4,866,228	$4,696,297

(1)

The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Condensed Statements of Financial Position. The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Condensed Statements of Operations. As a result, the net change in contractholder funds associated with products reinsured to third parties is reflected as a component of the other adjustments line.

Contractholder funds increased 0.4% in the first quarter of 2008 and decreased 0.3% in the same period of 2007.  Average contractholder funds increased 3.3% in the first quarter of 2008 compared to the first quarter of 2007.

Contractholder deposits increased 27.3% in the first quarter of 2008 compared to the same period of 2007 primarily due to higher deposits on fixed annuities resulting from increased consumer demand.

Surrenders and partial withdrawals increased 4.1% in the first quarter of 2008 compared to the same period of 2007.  The increase was due to higher surrenders and partial withdrawals on fixed annuities and, to a lesser extent, interest-sensitive life products. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life products, based on the beginning of period contractholder funds, was 8.5% in the first quarter of 2008 compared to 8.6% in the first quarter of 2007.

Net investment income increased 6.1% in the first quarter of 2008 compared to the same period of 2007 due to higher average portfolio balances.

Realized capital gains and losses reflected net gains of $1.7 million in the first quarter of 2008 compared with net losses of $1.9 million in first quarter of 2007.  For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses  Total costs and expenses decreased 18.4% in the first quarter of 2008 compared to the same period in the prior year due primarily to lower amortization of DAC and, to a lesser extent, decreased contract benefits.

Contract benefits decreased 9.4% or $4.0 million in the first quarter of 2008 compared to the same period in 2007 due to lower contract benefits on annuities and, to a lesser extent, decreased contract benefits on life insurance products.  The decline in contract benefits on annuities was mostly attributable to lower sales of immediate annuities with life contingencies, partially offset by unfavorable mortality experience.  The decline in contract benefits on life insurance products was due to favorable mortality experience.

We analyze our mortality and morbidity results using the difference between premiums, contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $27.3 million and $26.6 million in the first quarter of 2008 and 2007, respectively.  The benefit spread by product group is disclosed in the following table.

	Three Months Ended March 31,
(in thousands)	2008	2007
Life insurance	$8,246	$7,153
Annuities	(987)	2,656
Total benefit spread	$7,259	$9,809

Interest credited to contractholder funds in the first quarter of 2008 was comparable with the first quarter of 2007 as lower weighted average interest crediting rates on interest-sensitive life insurance and decreased amortization of deferred sales inducements were mostly offset by increased contractholder funds and higher weighted average interest crediting rates on deferred fixed annuities.

In order to analyze the impact of net investment income and interest credited to policyholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies which is included as a component of contract benefits on the Condensed Statements of Operations (“investment spread”).

The investment spread by product group is shown in the following table.

	Three Months Ended March 31,
(in thousands)	2008	2007
Annuities	$17,276	$14,471
Life insurance	1,038	381
Net investment income on investments supporting capital	10,850	8,859
Total investment spread	$29,164	$23,711

To further analyze investment spreads the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads for the three months ended March 31.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread

	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	5.8%	5.6%	4.4%	4.7%	1.4%	0.9%
Deferred fixed annuities	5.6	5.6	3.4	3.3	2.2	2.3
Immediate fixed annuities with and without life contingencies	7.3	7.3	6.6	6.6	0.7	0.7
Investments supporting capital, traditional life and other products	6.2	5.6	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities as of March 31 and indicates the account value of those contracts and policies in which an investment spread is generated.

	Three Months Ended March 31,
(in thousands)	2008	2007
Immediate fixed annuities with life contingencies	$1,625,280	$1,579,403
Other life contingent contracts and other	402,161	360,959
Reserve for life-contingent contract benefits	$2,027,441	$1,940,362

Interest-sensitive life insurance	$542,361	$486,415
Deferred fixed annuities	3,737,663	3,642,861
Immediate fixed annuities without life contingencies and other	586,204	567,021
Contractholder funds	$4,866,228	$4,696,297

Amortization of DAC decreased 91.8% or $16.3 million in the first quarter of 2008 compared to the same period of 2007.  The decrease in amortization of DAC in the first quarter of 2008 compared to the same period of 2007 was due to the recognition in the first quarter of 2008 of amortization deceleration (credit to income) totaling $8.8 million compared to amortization acceleration (charge to income) totaling $5.8 million in the same period in the prior year.  In addition, the impact of realized capital gains and losses on amortization of DAC resulted in a reduction to amortization of DAC of $1.4 million in the first quarter of 2008 compared to the same period of 2007.

In accordance with our annual comprehensive review of DAC assumptions (commonly referred to as “DAC unlocking”), in the first quarter of 2008, the Company recognized net amortization deceleration totaling $8.8 million, including $6.5 million for fixed annuities and $2.3 million for interest-sensitive life insurance products.  In the first quarter of 2007, net amortization acceleration totaled $5.8 million and included net amortization deceleration of $1.5 million for interest-sensitive life insurance products and net amortization acceleration of $7.3 million for fixed annuities.  The first quarter 2008 net amortization deceleration of $6.5 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses and the 2008 net amortization deceleration of $2.3 million on interest-sensitive life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Operating costs and expenses declined 1.3% in the first quarter of 2008 compared to the same period of 2007 due primarily to lower non-deferrable commissions.

Loss on disposition of operations for the first quarter of 2008 and 2007 totaled $268 thousand and $385 thousand, respectively, and related to adjustments associated with a previous period disposition.

Income tax expense increased by $8.0 million in the first quarter of 2008 compared to the same period in the prior year.  This increase was consistent with the increase in pretax income.

INVESTMENTS

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at March 31, 2008 is presented in the table below.

	Carrying	Percent
(in thousands)	value	of total

Fixed income securities (1)	$6,177,908	85.3%
Mortgage loans	711,321	9.8
Short-term	316,718	4.4
Policy loans	38,464	0.5
Total	$7,244,411	100.0%

(1)  Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $5.90 billion.

Total investments increased to $7.24 billion at March 31, 2008, from $7.06 billion at December 31, 2007, primarily due to positive cash flows from operating and financing activities, including increased funds associated with securities lending, partially offset by decreased net unrealized capital gains on fixed income securities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities increased to $389.7 million at March 31, 2008, from $198.1 million at December 31, 2007.

        Fixed income securities by type are listed in the table below.

($ in thousands)	Fair value at March 31, 2008	% to Total Investments	Fair value at December 31, 2007	% to Total Investments

U.S. government and agencies	$832,970	11.5%	$797,191	11.3%
Municipal	472,554	6.5	433,307	6.1
Corporate	3,334,455	46.0	3,378,811	47.9
Foreign government	350,966	4.9	333,540	4.7
Mortgage-backed securities	415,274	5.7	419,617	6.0
Commercial mortgage-backed securities	670,320	9.3	791,941	11.2
Asset-backed securities	93,355	1.3	106,877	1.5
Redeemable preferred stock	8,014	0.1	9,844	0.2
Total fixed income securities	$6,177,908	85.3%	$6,271,128	88.9%

At March 31, 2008, 97.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s or a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the first quarter of 2008, certain financial markets continued to experience decreased liquidity.  We experienced this illiquidity particularly in our ABS RMBS, ABS CDO, Alt-A and CRE CDO portfolios.  These portfolios totaled $123.7 million, or less than 5.0% of our total investments at March 31, 2008.  Certain other asset-backed and real estate investment markets experienced similar illiquidity, but to a much lesser degree.

We determine the fair values of securities comprising the illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers. We confirmed the reasonableness of the fair value of these portfolios as of March 31, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

As of March 31, 2008, approximately $237.8 million or 50.3% of our municipal bond portfolio is insured by five bond insurers and 79.3% have a Moody’s equivalent rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the underlying security.  As of March 31, 2008, we believe that the current valuations already reflect a decline in the value of the insurance, and further such declines if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows.  As of March 31, 2008, 47.5% of our insured municipal bond portfolio was insured by MBIA, 21.6% by AMBAC, 10.3% by FSA and 15.1% by FGIC.  In total, we hold $259.8 million of fixed income securities that are insured by bond insurers, including $15.7 million of our ABS RMBS.

Included in our municipal bond portfolio at March 31, 2008 are $150.2 million of auction rate securities (“ARS”) that have long-term stated maturities, with the interest rate reset based on auctions that generally occur every 7, 28 or 35 days depending on the specific security.  This is compared to a balance of ARS at December 31, 2007 of $133.7 million, with the increase representing purchases partially offset by redemptions.  Our holdings primarily have a Moody’s equivalent rating of Aaa and fair value is estimated at the corresponding par value based on market observable inputs. We  make our investment decisions based on the underlying credit of each security, which for approximately 90% of our holdings are pools of student loans for which at least 85% of the collateral is insured by the U.S. Department of Education at the time we purchased the security.  During the first quarter of 2008, all of our ARS holdings experienced failed auctions and we received the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below.  Auctions continue to be conducted as scheduled for each of the securities.

We estimate that approximately one third of our student loan backed  ARS include maximum rate reset formulas whereby, when the failed interest rate exceeds an annual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate.  This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate to not exceed the annual contractual maximum rate.  Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities.  During April 2008, $30.3 million of our ARS reset to a period of zero coupon interest rate.

MBS totaled $415.3 million and 100.0% were rated investment grade at March 31, 2008.  The credit risk associated with our MBS is mitigated due to the fact that 82.7% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities (“U.S. Agency”).  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.

The following table shows MBS by type and Moody’s equivalent rating.

(in thousands)	Fair value at March 31, 2008	% to Total Investments	Aaa
MBS
U.S. Agency	$343,323	4.7%	100.0%
Prime	45,348	0.6	100.0
Alt-A	26,603	0.4	100.0
Total MBS	$415,274	5.7%

All of our Alt-A mortgage-backed securities are at fixed rates and include certain securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  Fair value represents 89.9% of the amortized cost of these securities.  As of March 31, 2008, the Alt-A portfolio had net unrealized losses of $3.0 million.

CMBS totaled $670.3 million and 100.0% were rated investment grade at March 31, 2008.  Approximately 92.6% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area.  The CMBS portfolio is subject to credit risk, but unlike other structured products, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.

The following table shows CMBS by type and Moody’s equivalent rating.

(in thousands)	Fair value at March 31, 2008	% to Total Investments	Aaa	Aa	A	Baa
CMBS	$640,426	8.9%	77.4%	16.1%	6.1%	0.4%
CRE CDO	29,894	0.4	35.6	36.7	22.1	5.6
Total CMBS	$670,320	9.3%

CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations.  These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities.  Fair value represents 78.2% of the amortized cost of these securities.  As of March 31, 2008, CRE CDO had gross unrealized losses of $8.4 million and no gross unrealized gains.  We also collected $8 thousand of principal repayments consistent with the expected cash flows.

ABS totaled $93.4 million and 99.6% were rated investment grade at March 31, 2008.  ABS by type are listed in the table below.

(in thousands)	Fair value at March 31, 2008	% to Total Investments	Aaa	_Aa_	_A_	Ba or lower
ABS
ABS RMBS	$67,224	0.9%	93.0%	0.8%	4.4%	1.8%
Other collateralized debt obligations	26,131	0.4	57.2	14.8	28.0	—
Total ABS	$93,355	1.3%

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

(in thousands)	Fair value at March 31, 2008	% to Total Investments
ABS RMBS
First lien:
Fixed rate(1)	$12,870	0.2%
Variable rate(1)	33,839	0.4
Total first lien(2)	46,709	0.6
Second lien :
Insured	13,963	0.2
Other	6,552	0.1
Total second lien(3)	20,515	0.3
Total ABS RMBS	$67,224	0.9%

(1)   Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)   The credit ratings of the first lien ABS RMBS were 96.1% Aaa, 1.2% Aa and  2.7% A at March 31, 2008.

(3)   The credit ratings of the second lien ABS RMBS were 85.7% Aaa, 8.2% A and 6.1% Ba or lower at March 31, 2008.

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for prime or Alt-A financing terms due in part to an impaired or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  Fair value represents 85.4% of the amortized cost of these securities.  As of March 31, 2008, the ABS RMBS portfolio had gross unrealized losses of $11.5 million and no gross unrealized gains.

At March 31, 2008, $62.5 million or 92.9% of the total ABS RMBS securities that are rated Aaa, Aa, A and Ba are insured by 6 bond insurers.  $59.2 million or 88.0% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At March 31, 2008, 92.9% of securities issued during 2005, 2006 and 2007 were rated Aaa, 0.9% rated Aa, 4.4% rated A and 1.8% rated Ba or lower.

During the first quarter of 2008, we collected $3.9 million of principal repayments consistent with the expected cash flows.

Impairment write-downs during the first quarter of 2008 were recorded on our ABS RMBS totaling $633 thousand.  We did not record any write-downs related to our CRE CDO.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral.  In the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures, which could be other-than-temporary, the unrealized losses should reverse over the remaining lives of the securities.

Other collateralized debt obligations totaled $26.1 million and all were rated investment grade at March 31, 2008.  Other collateralized debt obligations consist primarily of obligations secured by high yield and investment grade corporate credits including $5.7 million of collateralized loan obligations; $9.2 million of primarily bank trust preferred CDOs and $3.9 million of market value CDOs.  As of March 31, 2008, net unrealized losses on the other collateralized debt obligations were $3.0 million.

Unrealized net capital gains totaled $275.6 million as of March 31, 2008, compared to unrealized net capital gains of $341.5 million at December 31, 2007.  The decline was primarily due to unrealized net capital losses on investment grade fixed income securities as the yields supporting fair values increased, resulting from widening credit spreads that more than offset the effects of declining risk free interest rates.  We continue to experience volatility in the balance of our unrealized net capital gains and losses as we did between the years 2004/2005 and 2006/2007. The following table presents total unrealized gains and losses.

	March 31,	December 31,
(in thousands)	2008	2007
U.S. government and agencies	$248,800	$220,299
Municipal	4,282	11,552
Corporate	39,305	63,866
Foreign government	86,857	73,689
Mortgage-backed securities	1,716	(113)
Commercial mortgage-backed securities	(89,173)	(19,250)
Asset-backed securities	(14,414)	(8,326)
Redeemable preferred stock	(1,308)	512
Fixed income securities	276,065	342,229
Derivatives	(455)	(766)
Unrealized gains and losses	$275,610	$341,463

The net unrealized gain for the fixed income portfolio totaled $276.1 million, comprised of $477.0 million of unrealized gains and $200.9 million of unrealized losses at March 31, 2008.  This is compared to a net unrealized gain for the fixed income portfolio totaling $342.2 million at December 31, 2007, comprised of $437.6 million of unrealized gains and $95.3 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at March 31, 2008, $187.1 million or 93.1% were related to investment grade securities and are believed to be primarily interest rate related.  All of the remaining $13.8 million of losses were in the corporate fixed income portfolio and were primarily comprised securities in the consumer goods, banking, financial services, capital goods and other sectors.  The gross unrealized losses in these sectors were primarily company specific and interest rate related.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in duration, revisions to strategic asset allocations and liquidity actions, as well as certain dispositions anticipated by portfolio managers.  All investments in an unrealized loss position at March 31, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.

The following table summarizes fixed income and equity securities in a gross unrealized loss position according to significance, aging and investment grade classification.

(in thousands, except number of issues)	March 31, 2008			December 31, 2007
	Investment Grade	Below Investment Grade	Total	Investment Grade	Below Investment Grade	Total
Category (I): Unrealized loss less than 20% of cost (1)
Number of Issues	344	51	395	381	60	441
Fair Value	$1,769,313	$99,007	$1,868,320	$2,014,259	$103,660	$2,117,919
Unrealized	$(101,286)	$(6,334)	$(107,620)	$(74,751)	$(8,180)	$(82,931)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1)
Number of Issues	55	13	68	9	5	14
Fair Value	$213,534	$19,078	$232,612	$22,380	$4,830	$27,210
Unrealized	$(85,783)	$(7,484)	$(93,267)	$(9,208)	$(3,208)	$(12,416)

Total Number of Issues	399	64	463	390	65	455
Total Fair Value	$1,982,847	$118,085	$2,100,932	$2,036,639	$108,490	$2,145,129
Total Unrealized Losses	$(187,069)	$(13,818)	$(200,887)	$(83,959)	$(11,388)	$(95,347)

(1)          Cost represents amortized cost.

The largest individual unrealized loss was $3.4 million for category (I) and $5.0 million for category (II) as of March 31, 2008.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.  Categories (III) and (IV) have primarily been historically adversely affected by industry and issue specific, or issuer specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.  We expect that the fair values of these securities will recover over time.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of March 31, 2008, no securities met these criteria.

We also monitor the quality of our fixed income and bank loan portfolios by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities and bank loans are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition or loan.  Restructured fixed income and bank loan investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income or bank loan investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

As of March 31, 2008, fixed income securities categorized as potential problem totaled $4.8 million.  The Company recognized cumulative write-downs on these securities of $633 thousand.  The Company had no fixed income securities categorized as problem or restructured as of March 31, 2008.  Further, as of December 31, 2007, the Company had no fixed income securities categorized as problem, restructured or potential problem.

We also evaluated each of these investments through our portfolio monitoring process at March 31, 2008 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities and bank loans portfolios.

Net Investment Income  The following table presents net investment income for the three months ended March 31.

(in thousands)	2008	2007

Fixed income securities	$91,556	$86,864
Mortgage loans	10,519	10,139
Short-term	2,040	3,171
Other	573	580
Investment income, before expense	104,688	100,754
Investment expense	4,942	6,786
Net investment income	$99,746	$93,968

Net Realized Capital Gains and Losses  The following tables present the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in thousands)	2008	2007

Investment write-downs	$(633)	$—
Dispositions	2,011	1,309
Valuation of derivative instruments	(240)	(2,025)
Settlements of derivative instruments	583	(1,189)
Realized capital gains and losses, pretax	1,721	(1,905)
Income tax (expense) benefit	(602)	724
Realized capital gains and losses, after-tax	$1,119	$(1,181)

Dispositions in the above table include sales, losses recognized in anticipation of dispositions and other transactions such as calls and prepayments.  We may sell impaired fixed income securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new factors such as negative developments, subsequent credit deterioration, liquidity needs, and newly identified market opportunities cause a change in our previous intent to hold a security to recovery or maturity.

In the first quarter of 2008, we recognized $3.5 million of losses related to a change in our intent to hold certain investments with unrealized losses until they recover in value.  The change in our intent was primarily related to strategic asset allocation decisions and ongoing comprehensive reviews of our portfolios.  At March 31, 2008, the fair value of securities for which we did not have the intent to hold until recovery totaled $101.3 million.

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

(in thousands)	March 31, 2008	December 31, 2007

Common stock, additional capital paid-in and retained income	$637,261	$615,684
Accumulated other comprehensive income	42,019	65,188
Total shareholder’s equity	$679,280	$680,872

Shareholder’s equity decreased in the first quarter of 2008, due to decreased unrealized net capital gains on fixed income securities, partially offset by net income.

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, Allstate Life Insurance Company’s  and Allstate Insurance Company’s ratings and other factors. There have been no changes to our insurance financial strength ratings since December 31, 2007.

Liquidity Sources and Uses As reflected in our Condensed Statements of Cash Flows, higher operating cash flows in the first three months of 2008, compared to the first three months of 2007, were primarily the result of a payment made in the first quarter of 2007 related to the settlement of an inter-company obligation and higher investment income.

Cash flows from investing activities shifted to a use of cash in the first quarter of 2008 from a source of cash in the first quarter of 2007.  The change was the result of the investment of higher operating cash flows and cash provided by financing activities.

Cash flows from financing activities shifted to a source of cash in the first quarter of 2008 compared to a use of cash in the first quarter of 2007.  The change was the result of increased contractholder fund deposits partially offset by higher contractholder fund withdrawals.  For quantification of the changes in contractholder funds, see the Operations section of MD&A.

We have an inter-company loan agreement with The Allstate Corporation.  The amount of inter-company loans available to us is at the discretion of The Allstate Corporation.  The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  We had no amounts outstanding under the inter-company loan agreement at March 31, 2008 or December 31, 2007.  The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 5 of the Company’s Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2007.

Item 6.    Exhibits

(a)   Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

May 13, 2008	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description
15	Acknowledgement of awareness from Deloitte & Touche LLP dated May 12, 2008, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1