Form 10-Q
period 2008-06-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2008-08-08
CIK 839759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of August 8, 2008, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Premiums	$15,896	$18,683	$25,097	$36,415
Contract charges	15,465	14,741	30,946	29,139
Net investment income	100,218	96,939	199,964	190,907
Realized capital gains and losses	(60,113)	(839)	(58,392)	(2,744)

	71,466	129,524	197,615	253,717

Costs and expenses
Contract benefits	46,354	48,705	85,159	91,538
Interest credited to contractholder funds	44,578	43,248	87,879	86,898
Amortization of deferred policy acquisition costs	1,167	11,213	2,618	28,973
Operating costs and expenses	10,981	8,410	20,003	17,554
	103,080	111,576	195,659	224,963

(Loss) gain on disposition of operations	(90)	253	(358)	(132)

(Loss) income from operations before income tax (benefit) expense	(31,704)	18,201	1,598	28,622

Income tax (benefit) expense	(11,145)	6,497	580	10,245

Net (loss) income	$(20,559)	$11,704	$1,018	$18,377

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
($ in thousands, except par value data)	2008	2007
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,786,138 and $5,928,899)	$5,969,202	$6,271,128
Mortgage loans	710,143	725,301
Short-term	485,919	22,688
Policy loans	38,570	38,509
Other	—	3

Total investments	7,203,834	7,057,629

Cash	11,586	7,356
Deferred policy acquisition costs	344,030	278,664
Accrued investment income	63,351	64,514
Reinsurance recoverables	360,850	381,431
Receivable from affiliates, net	832	—
Current income taxes receivable	5,978	146
Other assets	52,693	47,079
Separate Accounts	804,994	948,358

Total assets	$8,848,148	$8,785,177

Liabilities
Contractholder funds	$5,033,362	$4,848,461
Reserve for life-contingent contract benefits	1,987,367	2,016,971
Deferred income taxes	9,955	39,737
Other liabilities and accrued expenses	372,215	241,756
Payable to affiliates, net	—	8,035
Reinsurance payable to parent	971	987
Separate Accounts	804,994	948,358

Total liabilities	8,208,864	8,104,305

Commitments and Contingent Liabilities (Note 5)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	474,202	473,184
Accumulated other comprehensive income:
Unrealized net capital gains and losses	22,582	65,188

Total accumulated other comprehensive income	22,582	65,188

Total shareholder’s equity	639,284	680,872

Total liabilities and shareholder’s equity	$8,848,148	$8,785,177

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
($ in thousands)	2008	2007
	(unaudited)
Cash flows from operating activities
Net income	$1,018	$18,377
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(38,626)	(38,242)
Realized capital gains and losses	58,392	2,744
Loss on disposition of operations	358	132
Interest credited to contractholder funds	87,879	86,898
Changes in:
Life-contingent contract benefits and contractholder funds	(7,171)	4,633
Deferred policy acquisition costs	(26,995)	8,487
Income taxes payable	(12,673)	3,366
Other operating assets and liabilities	(17,257)	(38,986)
Net cash provided by operating activities	44,925	47,409

Cash flows from investing activities
Proceeds from sales of fixed income securities	242,065	250,282
Proceeds from sales of mortgage loans	4,563	—
Investment collections
Fixed income securities	85,616	59,785
Mortgage loans	33,158	34,291
Investment purchases
Fixed income securities	(215,531)	(363,326)
Mortgage loans	(23,692)	(15,969)
Change in short-term investments, net	(309,163)	14,674
Change in other investments, net	(4,267)	(877)
Net cash used in investing activities	(187,251)	(21,140)

Cash flows from financing activities
Contractholder fund deposits	381,813	212,874
Contractholder fund withdrawals	(235,257)	(235,830)
Net cash provided by (used in) financing activities	146,556	(22,956)

Net increase in cash	4,230	3,313
Cash at beginning of period	7,356	7,090
Cash at end of period	$11,586	$10,403

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

The condensed financial statements and notes as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and 2007 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2008	2007	2008	2007
Premiums
Traditional life insurance	$7,867	$5,978	$12,990	$12,362
Immediate annuities with life contingencies	6,022	11,188	8,172	20,987
Accident and health and other	2,007	1,517	3,935	3,066
Total premiums	15,896	18,683	25,097	36,415

Contract charges
Interest-sensitive life insurance	13,985	12,585	27,697	24,836
Fixed annuities	1,480	2,156	3,249	4,303
Total contract charges	15,465	14,741	30,946	29,139
Total premiums and contract charges	$31,361	$33,424	$56,043	$65,554

Adopted accounting standards

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”)

In October 2005, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 05-1.  SOP 05-1 provides accounting guidance for deferred policy acquisition costs (“DAC”) associated with internal replacements of insurance and investment contracts other than those set forth in Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs through the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a feature or coverage within an existing contract.   The Company adopted the provisions of SOP 05-1 on January 1, 2007 for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption resulted in a $1.2 million after-tax reduction to retained income to reflect the impact on estimated future gross profits (“EGP”) from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1 and a reduction of DAC and deferred sales inducement balances of $1.8 million pre-tax as of January 1, 2007.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which permits the fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”(“SFAS No. 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year beginning after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

FASB  Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109  and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FIN 48”)

The FASB issued FIN 48 in July 2006 and the related staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position (see Note 3).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 was effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008.  Consequently, the initial adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FASB Staff Position No. FIN 39–1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39–1”)

In April 2007, the FASB issued FSP FIN 39–1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39–1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39–1 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The adoption of FSP FIN 39–1 did not have a material impact on the Company’s results of operations or financial position.

Pending accounting standard

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

2.   Supplemental Cash Flow Information

Liabilities for collateral received in conjunction with the Company’s securities lending activities are reported in other liabilities and accrued expenses in the Condensed Statements of Financial Position.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

	Six months ended June 30,
($ in thousands)	2008	2007

Net change in fixed income securities	$13,114	$(108,438)
Net change in short-term investments	(149,818)	(84,970)
Operating cash flow used	$(136,704)	$(193,408)

Liabilities for collateral, beginning of year	$(198,138)	$(199,486)
Liabilities for collateral, end of period	(334,842)	(392,894)
Operating cash flow provided	$136,704	$193,408

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

Financial instruments measured at fair value on a non-recurring basis include:

Financial Assets: Mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments.

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

 Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of sufficient observable inputs, unobservable inputs reflect the Company’s estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.

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

The availability of observable inputs varies by instrument. In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment.  The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3. In many instances, inputs used to measure fair value fall into different levels of the fair value hierarchy.  In those instances, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Summary of Valuation Techniques for Financial Assets and Financial Liabilities on a Recurring Basis

Level 1 Measurements

Fixed Income Securities: U.S. Treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Short-term: Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

Separate Account Assets:  Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

Level 2 Measurements

Fixed Income Securities:

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities totaling $316.3 million that are valued based on market-observable external ratings from independent third party rating agencies.

Municipal:  Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Included in municipals are $5.0 million of auction rate securities (“ARS”) other than those backed by student loans.  ARS backed by student loans are included in Level 3.

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

Short-term: Commercial paper and other short-term are valued based on inputs including amortized cost, which approximates fair value, and quoted prices for identical or similar assets in markets that are not active.

Level 3 Measurements

Fixed Income Securities:

Corporate Privately Placed Securities:  Valued based on non-binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs.  Instrument specific inputs used in internal fair value determinations include: coupon rate, weighted average life, sector of the issuer and call provisions.  Privately placed securities are categorized as Level 3 as a result of the significance of non-market observable inputs. The $1.2 billion of privately placed fixed income securities included in Level 3 comprise $1.1 billion valued using an internal model and $120.7 million valued using non-binding broker quotes.  The internally modeled securities are valued based on internal ratings, which are not observable in the market.  Multiple internal ratings comprise a National Association of Insurance Commissioners (“NAIC”) rating category and when used in the internal model provide a more refined determination of fair value.  The Company’s internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

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

Other CDO:  Valued based on non–binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all CLO and other CDO are categorized as Level 3.

CMBS;  Commercial Real Estate Collateralized Debt Obligations (“CRE CDO”): CRE CDO, which are reported as CMBS, and other CMBS, are valued based on non-binding broker quotes and are categorized as Level 3.

Municipals:  Certain distressed municipal securities for which valuation is based on valuation models that are widely accepted in the financial services industry and require projections of future cash flows that are not market—observable are included in Level 3.  Included in this category are $119.2 million of ARS that are backed by student loans.  ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.

Other Investments:  Certain Free-Standing OTC derivatives, such as caps are valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

Contractholder Funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for a block of contractholder liabilities that contain certain embedded derivatives.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

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

Financial Assets on a Non-Recurring Basis

Mortgage loans written-down to fair value in connection with recognizing changes in intent to hold until they recover in value and other-than-temporary impairments are primarily valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as credit spreads.  At June 30, 2008, the fair value of mortgage loans totaled $7.8 million and were categorized as Level 3.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2008:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Other Valuations and	Balance as of
	(Level 1)	(Level 2)	(Level 3)	Netting	June 30, 2008
Financial assets
Fixed income securities	$147,095	$4,319,292	$1,502,815		$5,969,202
Short-term investments	25,049	460,870	—		485,919
Other investments:
Free-standing derivatives	—	—	485		485
Total recurring basis assets	172,144	4,780,162	1,503,300		6,455,606

Non-recurring basis	—	—	7,816		7,816
Valued at cost or amortized cost				$740,897	740,897
Counterparty and cash collateral
netting (1)				(485)	(485)
Total investments	172,144	4,780,162	1,511,116	740,412	7,203,834

Separate account assets	804,994	—	—		804,994
Other assets	171	—	(2,067)		(1,896)

Total financial assets	$977,309	$4,780,162	$1,509,049	$740,412	$8,006,932
% of Total financial assets	12.2%	59.7%	18.9%	9.2%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts		$—	$(1,896)		$(1,896)
Other liabilities:
Free-standing derivatives		(488)	(3,234)		(3,722)
Counterparty and cash collateral
netting (1)				$485	485
Total financial liabilities		$(488)	$(5,130)	$485	$(5,133)
% of Total financial liabilities		9.5%	99.9%	(9.4)%	100.0%

(1)          In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.

As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).  Gains and losses for such assets and liabilities categorized within the Level 3 table may include changes in fair value that are attributable to both observable inputs (Level 1 and Level 2) and unobservable inputs (Level 3). Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the period; therefore, all realized and unrealized gains and losses on these securities for the period are reflected in the table below. Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and Level 2 financial instruments entered into that economically hedge certain exposures to the Level 3 positions.

The following table provides a summary of changes in fair value during the three—month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in thousands)	Balance as of March 31, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities	$1,485,610	$(18,391)	$(24,321)	$(17,596)	$77,513	$1,502,815		$(19,677)
Other investments:
Free-standing derivatives, net	(3,326)	136	—	441	—	(2,749)	(2)	1,582
Total investments	1,482,284	(18,255)	(24,321)	(17,155)	77,513	1,500,066	(3)	(18,095)
Other assets	506	(2,573)	—	—	—	(2,067)		(2,573)
Total recurring Level 3 financial assets	$1,482,790	$(20,828)	$(24,321)	$(17,155)	$77,513	$1,497,999		$(20,668)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(1,253)	$(675)	$—	$32	$—	$(1,896)		$(675)
Total recurring Level 3 financial liabilities	$(1,253)	$(675)	$—	$32	$—	$(1,896)		$(675)

(1)          The amounts above total $(21.5) million and are reported in the Condensed Statements of Operations as follows: $(22.3) million in Realized capital gains and losses; $1.5 million in Net investment income, and $(676) thousand in Contract benefits.

(2)          Comprises $485 thousand of financial assets and $(3.2) million of financial liabilities.

(3)          Comprises $1.50 billion of investments and $(3.2) million of free—standing derivatives included in financial liabilities.

(4)          The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(21.4) million and are reported in the Condensed Statements of Operations as follows: $(22.2) million in Realized capital gains and losses; $1.5 million in Net investment income, and $(676) thousand in Contract benefits.

The following table provides a summary of changes in fair value during the six–month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in thousands)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities	$1,469,898	$(10,393)	$(46,191)	$(14,145)	$103,646	$1,502,815		$(19,289)
Other investments:
Free-standing derivatives, net	(980)	(2,336)	—	567	—	(2,749)	(2)	1,602
Total investments	1,468,918	(12,729)	(46,191)	(13,578)	103,646	1,500,066	(3)	(17,687)
Other assets	(1,733)	(334)	—	—	—	(2,067)		(334)
Total recurring Level 3 financial assets	$1,467,185	$(13,063)	$(46,191)	$(13,578)	$103,646	$1,497,999		$(18,021)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$174	$(2,103)	$—	$33	$—	$(1,896)		$(2,103)
Total recurring Level 3 financial liabilities	$174	$(2,103)	$—	$33	$—	$(1,896)		$(2,103)

(1)          The amounts above total $(15.2) million and are reported in the Condensed Statements of Operations as follows: $(16.1) million in Realized capital gains and losses; $3.0 million in Net investment income, and $(2.1) million in Contract benefits.

(2)          Comprises $485 thousand of financial assets and $(3.2) million of financial liabilities.

(3)          Comprises $1.50 billion of investments and $(3.2) million of free—standing derivatives included in financial liabilities.

(4)          The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(20.1) million and are reported in the Condensed Statements of Operations as follows: $(21.0) million in Realized capital gains and losses; $3.0 million in Net investment income, and $(2.1) million in Contract benefits.

4.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Premiums and contract charges
Direct	$40,168	$44,373	$74,221	$86,062
Assumed – non-affiliate	227	347	513	685
Ceded
Affiliate	(984)	(992)	(1,976)	(1,984)
Non-affiliate	(8,050)	(10,304)	(16,715)	(19,209)
Premiums and contract charges, net of reinsurance	$31,361	$33,424	$56,043	$65,554

The effects of reinsurance on contract benefits are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Contract benefits
Direct	$50,085	$50,301	$95,931	$98,393
Assumed – non-affiliate	103	237	379	489
Ceded
Affiliate	(666)	(97)	(2,160)	(1,272)
Non-affiliate	(3,168)	(1,736)	(8,991)	(6,072)
Contract benefits, net of reinsurance	$46,354	$48,705	$85,159	$91,538

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest credited to contractholder funds
Direct	$47,481	$46,741	$93,776	$93,881
Assumed – non-affiliate	5	9	14	15
Ceded– non-affiliate	(2,908)	(3,502)	(5,911)	(6,998)
Interest credited to contractholder funds, net of reinsurance	$44,578	$43,248	$87,879	$86,898

In addition to amounts included in the tables above are reinsurance premiums ceded to ALIC of $822 thousand and $797 thousand for the second quarter of June 30, 2008 and 2007, respectively, and $1.64 million and $1.58 million for the first six months of 2008 and 2007, respectively, under the terms of the structured settlement annuity reinsurance agreement.  These amounts are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations as the treaty is recorded as a derivative instrument pursuant to the requirements of SFAS No. 133.

5.  Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.

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

Guarantees

Related to the disposal through reinsurance of our variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company and ALIC have agreed to indemnify Prudential for certain pre–closing contingent liabilities (including extra–contractual liabilities of the Company and ALIC, and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain.  In addition, the Company and ALIC will indemnify Prudential for certain post–closing liabilities that may arise from the acts of the Company, ALIC and its agents, including in connection with the Company’s and ALIC’s provision of transition services. The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short–Duration and Long–Duration Contracts”. Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or the financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of June 30, 2008.

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

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  AIC filed a petition for rehearing en banc.

•                  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that Allstate could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  AIC’s motions for judgment on the pleadings were partially granted.  In May 2008, the Court granted summary judgment in AIC’s favor on all class claims.  Plaintiffs moved for reconsideration and in the alternative to decertify the class.  AIC opposed this motion and filed a motion for summary judgment with respect to the remaining non-class claim.

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

6.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2008			2007
($ in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding losses arising during the period	$(82,523)	$28,883	$(53,640)	$(59,053)	$20,669	$(38,384)
Less: reclassification adjustment of realized capital gains and losses	(52,620)	18,417	(34,203)	(311)	109	(202)
Unrealized net capital gains and losses	(29,903)	10,466	(19,437)	(58,742)	20,560	(38,182)
Other comprehensive loss	$(29,903)	$10,466	(19,437)	$(58,742)	$20,560	(38,182)

Net (loss) income			(20,559)			11,704

Comprehensive loss			$(39,996)			$(26,478)

	Six months ended June 30,
	2008			2007
($ in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax

Unrealized holding losses arising during the period	$(116,934)	$40,926	$(76,008)	$(58,729)	$20,555	$(38,174)
Less: reclassification adjustment of realized capital gains and losses	(51,387)	17,985	(33,402)	942	(330)	612
Unrealized net capital gains and losses	(65,547)	22,941	(42,606)	(59,671)	20,885	(38,786)
Other comprehensive loss	$(65,547)	$22,941	(42,606)	$(59,671)	$20,885	(38,786)

Net income			1,018			18,377

Comprehensive loss			$(41,588)			$(20,409)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”, an affiliate of The Allstate Corporation) as of June 30, 2008, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed statements of cash flows for the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 7, 2008

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

OVERVIEW

The following discussion highlights significant factors influencing the condensed financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as “we”, “ALNY”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2007.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and determine the allocation of resources.

OPERATIONS

Summarized financial data is presented in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007

Revenues
Premiums	$15,896	$18,683	$25,097	$36,415
Contract charges	15,465	14,741	30,946	29,139
Net investment income	100,218	96,939	199,964	190,907
Realized capital gains and losses	(60,113)	(839)	(58,392)	(2,744)
Total revenues	71,466	129,524	197,615	253,717

Costs and expenses
Contract benefits	(46,354)	(48,705)	(85,159)	(91,538)
Interest credited to contractholder funds	(44,578)	(43,248)	(87,879)	(86,898)
Amortization of DAC	(1,167)	(11,213)	(2,618)	(28,973)
Operating costs and expenses	(10,981)	(8,410)	(20,003)	(17,554)
Total costs and expenses	(103,080)	(111,576)	(195,659)	(224,963)

(Loss) gain on disposition of operations	(90)	253	(358)	(132)
Income tax benefit (expense)	11,145	(6,497)	(580)	(10,245)

Net (loss) income	$(20,559)	$11,704	$1,018	$18,377

Investments at June 30			$7,203,834	$6,913,312

Net loss in the second quarter of 2008 of $20.6 million compared to net income of $11.7 million in the same period of 2007, and net income of $1.0 million in the first six months of 2008 compared to net income of $18.4 million in the first six months of 2007.  The changes were the result of an increase in net realized capital losses in the current year periods compared to the prior year periods.

Analysis of Revenues Total revenues decreased 44.8% or $58.1 million in the second quarter of 2008 and decreased 22.1% or $56.1 million in the first six months of 2008, compared to the same periods of 2007, due mostly to higher  net realized capital losses in the current year periods compared to the prior year periods, and, to a much lesser extent, lower premiums, partially offset by higher net investment income and contract charges in the current year periods compared to the prior year periods.

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

The following table summarizes premiums and contract charges by product.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007

Premiums
Traditional life insurance	$7,867	$5,978	$12,990	$12,362
Immediate annuities with life contingencies	6,022	11,188	8,172	20,987
Accident and health and other	2,007	1,517	3,935	3,066
Total premiums	15,896	18,683	25,097	36,415

Contract charges
Interest-sensitive life insurance	13,985	12,585	27,697	24,836
Fixed annuities	1,480	2,156	3,249	4,303
Total contract charges (1)	15,465	14,741	30,946	29,139

Premiums and contract charges	$31,361	$33,424	$56,043	$65,554

(1)          Total contract charges for the second quarter of 2008 and 2007 include contract charges related to the cost of insurance of $9.6 million and $8.4 million, respectively.  Total contract charges for the first six months of 2008 and 2007 include contract charges related to the cost of insurance of $19.2 million and $16.7 million, respectively.

Total premiums decreased 14.9% and 31.1% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007.  The decline in both periods was primarily the result of lower sales of life contingent immediate annuities due to competitive market conditions, partially offset by higher sales of traditional life and accident and health insurance policies.

Contract charges increased 4.9% and 6.2% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007 due to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities resulting primarily from lower surrender charges.

Contractholder funds represent interest-bearing liabilities arising from the sale of fixed annuities, interest-sensitive life insurance policies and variable life deposits allocated to fixed accounts.  The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract  benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses.

 The following table shows the changes in contractholder funds.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007

Contractholder funds, beginning balance	$4,866,228	$4,696,297	$4,848,461	$4,708,428
Deposits
Fixed annuities	230,199	89,389	322,324	159,021
Interest-sensitive life insurance	26,853	27,145	52,835	50,274
Variable life deposits allocated to fixed accounts	18	14	29	29
Total deposits	257,070	116,548	375,188	209,324

Interest credited	47,602	44,342	92,718	88,556

Benefits, withdrawals and other adjustments
Benefits	(33,231)	(37,111)	(74,444)	(75,167)
Surrenders and partial withdrawals	(77,200)	(80,360)	(160,807)	(160,663)
Contract charges	(13,292)	(11,902)	(26,129)	(23,594)
Net transfers to separate accounts	(2)	—	(7)	—
Other adjustments (1)	(13,813)	(15,946)	(21,618)	(35,016)
Total benefits, withdrawals and other adjustments	(137,538)	(145,319)	(283,005)	(294,440)

Contractholder funds, ending balance	$5,033,362	$4,711,868	$5,033,362	$4,711,868

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

Contractholder funds increased 3.4% in the second quarter of 2008, compared to an increase of 0.3% in the second quarter of 2007, and increased 3.8% in the first six months of 2008, compared to an increase of 0.1% in the same period in the prior year.  Average contractholder funds increased 5.2% and 4.9% in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007.

Contractholder deposits increased 120.6% and 79.2% in the second quarter and first six months of 2008, compared to the same periods of 2007 primarily due to higher deposits on fixed annuities.  Deposits on fixed annuities increased 157.5% and 102.7% in the second quarter and first six months of 2008, respectively, compared to the same periods of 2007, due primarily to an improved sales environment for fixed annuities relative to competing products resulting from a steeper interest rate yield curve.

Surrenders and partial withdrawals decreased 3.9% in the second quarter of 2008 compared to the same period of 2007 and were consistent in the first six months of 2008 compared to the same period in the prior year.  The decrease in the second quarter of 2008 was due to lower surrenders and partial withdrawals on fixed annuities and, to a lesser extent, interest-sensitive life insurance products.  In the first six months of 2008, slightly higher surrenders and partial withdrawals on fixed annuities were mostly offset by slightly lower surrenders and partial withdrawals on interest-sensitive life insurance products.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 8.2% and 8.6% in the first six months of 2008 and 2007, respectively.

Net investment income increased 3.4% and 4.7% in the second quarter and first six months of 2008, respectively,  compared to the same periods of 2007 due to higher average portfolio balances, partially offset by lower investment yields.

Net realized capital gains and losses reflected net losses of $60.1 million and $839 thousand in the second quarter of 2008 and 2007, respectively, and $58.4 million and $2.7 million in the first six months of 2008 and 2007, respectively.  For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses Total costs and expenses decreased 7.6% and 13.0% in the second quarter and first six months of 2008, respectively, compared with the same periods of 2007, due to lower amortization of deferred policy acquisition costs (“DAC”) and contract benefits, partially offset by higher operating costs and expenses and interest credited to contractholder funds.

Contract benefits decreased 4.8% and 7.0% in the second quarter and first six months of 2008, respectively, compared to the same periods in 2007, mostly resulting from lower contract benefits on annuities due primarily to the impact of lower sales of immediate annuities with life contingencies on reserve changes.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $27.3 million and $26.8 million in the second quarter of 2008 and 2007, respectively, and totaled $54.6 million and $53.4 million in the first six months of 2008 and 2007, respectively.  The benefit spread by product group is disclosed in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Life insurance	$7,801	$5,210	$16,047	$12,363
Annuities	(1,271)	(37)	(2,258)	2,619
Total benefit spread	$6,530	$5,173	$13,789	$14,982

Interest credited to contractholder funds increased 3.1% and 1.1% in the second quarter and first six months of 2008 compared to the same periods in the prior year due primarily to higher average contractholder funds partially offset by lower amortization of deferred sales inducements.  Amortization of deferred sales inducements (“DSI”) reflected a credit to income of $505 thousand and $1.3 million in the second quarter and first six months of 2008, respectively, compared to a charge to income of $1.3 million and $3.7 million in the second quarter and first six months of 2007, respectively. The changes of $1.8 million and $5.0 million in the second quarter and first six months of 2008, respectively, compared to the same periods in the prior year, were predominantly the result of increased realized capital losses recorded in the current year periods on assets that support fixed annuities.  We expect an increased rate of DSI amortization in future periods as a result of the deceleration of amortization recorded in the second quarter of 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Annuities	$17,276	$16,506	$34,552	$30,977
Life insurance	759	1,077	1,797	1,458
Net investment income on investments supporting capital	10,263	9,330	21,113	18,189
Total investment spread	$28,298	$26,913	$57,462	$50,624

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads on investment type products for the three months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	5.7%	5.7%	4.6%	4.4%	1.1%	1.3%
Deferred fixed annuities	5.6	5.6	3.5	3.4	2.1	2.2
Immediate fixed annuities with and without life contingencies	7.2	7.6	6.5	6.7	0.7	0.9
Investments supporting capital, traditional life and other products	6.0	5.9	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates on investment type products and investment spreads on investment type products for the six months ended June 30.

	Weighted Average Investment Yield		Weighted Average Interest Crediting Rate		Weighted Average Investment Spread
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	5.8%	5.6%	4.5%	4.6%	1.3%	1.0%
Deferred fixed annuities	5.6	5.6	3.5	3.3	2.1	2.3
Immediate fixed annuities with and without life contingencies	7.2	7.5	6.5	6.7	0.7	0.8
Investments supporting capital, traditional life and other products	6.1	5.8	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities as of June 30 and indicates the account value of those contracts and policies in which an investment spread is generated.

	As of June 30,
($ in thousands)	2008	2007
Immediate fixed annuities with life contingencies	$1,635,972	$1,594,225
Other life contingent contracts and other	351,395	316,367
Reserve for life-contingent contract benefits	$1,987,367	$1,910,592

Interest-sensitive life insurance	$555,746	$499,786
Deferred fixed annuities	3,886,589	3,643,078
Immediate fixed annuities without life contingencies and other	591,027	569,004
Contractholder funds	$5,033,362	$4,711,868

Amortization of DAC decreased 89.6% or $10.0 million in the second quarter of 2008 and 91.0% or $26.4 million in the first six months of 2008, compared to the same periods of 2007.  The decrease in both periods was predominantly the result of reduced actual gross profits for fixed annuities due to realized capital losses recorded in the current year periods.  In addition, for the six-month period, the decrease was also largely impacted by the recognition in the current year period of amortization deceleration (credit to income) of $8.8 million compared to amortization acceleration (charge to income) of $5.8 million in the prior year period due to our annual comprehensive review of DAC assumptions (commonly referred to as “DAC unlocking”).  We expect an increased rate of DAC amortization in future periods as a result of the deceleration recorded in the second quarter of 2008.

Accretion of DAC relating to realized capital gains and losses increased income by $10.0 million and $10.8 million, pretax, in the second quarter and first six months of 2008, respectively, compared to an increase to income of $1.0 million and $300 thousand, pretax, in the second quarter and first six months of 2007, respectively.  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

In accordance with our annual comprehensive review of DAC assumptions, in the first six months of 2008, the Company recognized net amortization deceleration totaling $8.8 million, including $6.5 million for fixed annuities and $2.3 million for interest-sensitive life insurance products.  In the first six months of 2007, net amortization acceleration totaled $5.8 million and included net amortization deceleration of $1.5 million for interest-sensitive life insurance products and net amortization acceleration of $7.3 million for fixed annuities.  The first six months of 2008 net amortization deceleration of $6.5 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses and the net amortization deceleration of $2.3 million on interest-sensitive life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

Operating costs and expenses increased 30.6% and 14.0% in the second quarter and first six months of 2008, respectively, compared to the same period of 2007 due primarily to higher expenses related to growth initiatives.

Loss on disposition of operations for the second quarter of 2008 was $90 thousand compared to a gain of $253 thousand for the second quarter of 2007. For the first six months of 2008 and 2007, loss on disposition of operations totaled $358 thousand and $132 thousand, respectively.  The (loss) gain on disposition of operations in each period was related to adjustments associated with a previous period disposition.

Income tax benefit of $11.1 million was recognized in the second quarter of 2008 compared to income tax expense of $6.5 million in the same period in the prior year.  The change reflects the shift from net pretax income in the prior year to a net pretax loss in the current year.  Income tax expense of $580 thousand and $10.2 million was recognized in the first six months of 2008 and 2007, respectively.  This decline was consistent with the decrease in pretax income.

INVESTMENTS

We developed additional risk mitigation and return optimization programs in the second quarter of 2008 in response to an altered outlook for continued weakness in the U.S. financial markets and economy including continued volatility in the financial markets, continued reduced liquidity in certain asset classes and further unfavorable economic trends.  In addition, the potential for systemic investment supply and demand imbalances has remained above normal due to the deteriorating credit strength of financial institutions.  The risk mitigation and return optimization programs are designed to protect certain portions of our investment portfolio from significant decreases in value. They consist of potential future reductions in certain real estate and financial-related market sectors.  These actions will position us to take advantage of market opportunities and also will help protect our investment portfolio from the continued turmoil in the financial markets.  We will monitor the progress of these programs as market and economic conditions continue to develop and will adapt our decisions as appropriate.

The risk mitigation and return optimization programs were designed to reduce The Allstate Corporation’s exposure to residential and commercial real estate and financial related markets including approximately $276.3 million of amortized cost held by the Company, prior to change in intent write-downs. A comprehensive review identified specific investments that could be significantly impacted by continued deterioration in the economy including certain real estate and financial-related market sectors that may be sold.  This includes a portion of our residential and commercial real estate securities including securities collateralized by residential and commercial mortgage loans, mortgage loans and securities issued by financial institutions.   As a result, we have change in intent write-downs on securities with a fair value of approximately $229.8 million at June 30, 2008. Approximately $47 million of realized capital losses were recognized in the second quarter of 2008 related to our change in intent write-downs, with minimal net impact on shareholder’s equity as these investments were carried at fair value with unrealized losses reflected within accumulated other comprehensive income at March 31, 2008.

At June 30, 2008, our exposure to residential and commercial real estate is approximately $1.9 billion, comprised primarily of mortgage-backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), asset-backed residential mortgage-backed securities (“ABS RMBS”) and mortgage loans.  Our exposure to financial-related market sectors totaled approximately $820.5 million at June 30, 2008, and includes fixed income holdings in banks, brokerages, finance companies and insurance.

Any funds raised from the eventual disposition of these securities will be invested in accordance with our asset-liability management strategies.  To the extent markets remain unstable, we will invest in high quality, lower risk investments over the short-term.  Net investment income from potential reinvested funds may be lower as proceeds invested at current yields could be lower than the yields on the investments written-down.

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at June 30, 2008 is presented in the table below.

		Percent
($ in thousands)	Investments	of total

Fixed income securities (1)	$5,969,202	82.9%
Mortgage loans	710,143	9.9
Short-term	485,919	6.7
Policy loans	38,570	0.5
Total	$7,203,834	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $5.79 billion.

Total investments increased to $7.20 billion at June 30, 2008, from $7.06 billion at December 31, 2007, due to positive cash flows from operating and financing activities, including increased funds associated with securities lending, partially offset by decreased net unrealized capital gains on fixed income securities.

Total investments at amortized cost related to collateral received in connection with securities lending business activities increased to $334.8 million at June 30, 2008, from $198.1 million at December 31, 2007.

Fixed income securities by type are listed in the table below.

($ in thousands)	June 30, 2008	% to Total Investments	December 31, 2007	% to Total Investments
U.S. government and agencies	$806,214	11.2%	$797,191	11.3%
Municipal	435,900	6.1	433,307	6.1
Corporate	3,222,789	44.7	3,378,811	47.9
Foreign government	340,849	4.7	333,540	4.7
Mortgage-backed securities	400,374	5.6	419,617	6.0
Commercial mortgage-backed securities	670,216	9.3	791,941	11.2
Asset-backed securities	84,474	1.2	106,877	1.5
Redeemable preferred stock	8,386	0.1	9,844	0.2
Total fixed income securities	$5,969,202	82.9%	$6,271,128	88.9%

At June 30, 2008, 96.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the second quarter of 2008, certain financial markets continued to experience price declines due to market and liquidity disruptions.  We experienced this illiquidity and disruption particularly in our prime residential mortgage-backed securities (“Prime”), Alt-A residential mortgage-backed securities (“Alt-A”), commercial real estate collateralized debt obligations (“CRE CDO”) and ABS RMBS portfolios.  These portfolios totaled $156.2 million, or less than 5.0% of our total investments at June 30, 2008.  Certain other asset-backed and real estate investment markets experienced similar illiquidity, but to a much lesser degree.

We determine the fair values of securities comprising the illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers. We confirmed the reasonableness of the fair value of these portfolios as of June 30, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, the securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

Investment write-downs during the second quarter of 2008 were recorded on our CRE CDO totaling $6.5 million.  Investment write-downs during the first six months of 2008 were recorded on our CRE CDO and ABS RMBS totaling $6.5 million and $633 thousand, respectively. Change in intent write-downs included losses on our CRE CDO totaling $5.5 million and ABS RMBS totaling $4.1 million for the three months ended June 30, 2008.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance of the underlying collateral.  In the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures, which could be other-than-temporary, the unrealized losses should reverse over the remaining lives of the securities.

The cash flows of the underlying mortgages or collateral for MBS, CRE CDO and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In addition, the portion of the capital structure originally rated Aaa may further be divided into multiple sub-classes, “super senior”, “senior” ,”senior support” for Prime and Alt-A issues, and  “first”, “second”, “third” for ABS RMBS issues where the principal repayments are typically paid sequentially (i.e., all of the underlying mortgage principal repayments are received by the first originally rated Aaa class in the structure until it is paid in full, then all of the underlying mortgage principal repayments are received by the second originally rated Aaa class in the structure until it is paid in full).  Although securities within the various Aaa classes are paid sequentially, they typically share any losses on a pro-rata basis after losses are absorbed by classes with lower original ratings or what may be referred to as more “junior” or “subordinate” securities in the capital structure.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

MBS totaled $400.4 million and 100.0% were rated investment grade at June 30, 2008.  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our MBS is mitigated due to the fact that 82.4% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities (“U.S. Agency”).

The following table shows MBS by type and Moody’s equivalent rating.

($ in thousands)	Fair value at June 30, 2008	% to Total Investments	Aaa
MBS
U.S. Agency	$330,087	4.6%	100.0%
Prime	44,813	0.6	100.0
Alt-A	25,474	0.4	100.0
Total MBS	$400,374	5.6%

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of June 30, 2008, fair value represents 93.6% of amortized cost of these securities.  We have collected $1.2 million and $2.6 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.

All of our Prime MBS positions comprised  fixed rate mortgages, and include securities issued before 2005 that are in the Aaa class of the capital structure. The following table shows our prime portfolio as of June 30, 2008 based upon our participation in the capital structure.

($ in thousands)

Capital structure classification	Fair value	Amortized Cost	Unrealized Gain/Loss
Aaa – Fixed rate
Super Senior	$4,705	$4,945	$(240)
Senior	40,108	42,914	(2,806)
Total	$44,813	$47,859	$(3,046)

Alt-A  can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of June 30, 2008, all of our Alt-A portfolio are in the Aaa class were issued prior to 2005 at fixed rates and had net unrealized losses of $4.1 million.  Fair value represents 86.0% of the amortized cost of these securities.

CMBS totaled $670.2 million all of which were rated investment grade at June 30, 2008.  The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Approximately 93.2% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area.  The following table shows CMBS by type and Moody’s equivalent rating.

($ in thousands)	Fair value at June 30, 2008	% to Total Investments	Aaa	Aa	A	Baa
CMBS	$643,788	8.9%	76.6%	17.1%	6.0%	0.3%
CRE CDO	26,428	0.4	40.7	30.2	24.3	4.8
Total CMBS	$670,216	9.3%

        CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations.  These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities.  As of June 30, 2008, fair value represents 100.7% of the amortized cost of these securities.  We collected $6 thousand and $14 thousand of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.  Investment write-downs during both the second quarter and first six months of 2008 were recorded on our CRE CDO totaling $6.5 million. In addition, $5.5 million of change in intent write-downs were recorded during the second quarter of 2008.

The following table shows our CRE CDO portfolio at June 30, 2008 by vintage year, based upon our participation in the capital structure.

($ in thousands)	Vintage Year
Capital structure/ Current rating	2006	2005	Pre-2005	Fair Value	Amortized Cost	Unrealized Gain/Loss

Aaa	$—	$—	$10,762	$10,762	$10,517	$245
Aa	4,024	—	3,950	7,974	8,027	(53)
A	—	1,516	4,911	6,427	6,427	—
Baa	—	1,265	—	1,265	1,265	—
Total	$4,024	$2,781	$19,623	$26,428	$26,236	$192

ABS totaled $84.5 million and 99.2% were rated investment grade at June 30, 2008.  ABS by type are listed in the table below.

($ in thousands)	Fair value at June 30, 2008	% to Total Investments	Aaa	Aa	A	Ba or lower
ABS
ABS RMBS	$59,454	0.8%	71.9%	7.3%	10.3%	10.5%
Other collateralized debt obligations	25,020	0.4	57.1	15.3	27.6	—
Total ABS	$84,474	1.2%

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

($ in thousands)	Fair value at June 30, 2008	% to Total Investments
ABS RMBS
First lien:
Fixed rate(1)	$12,213	0.2%
Variable rate(1)	31,529	0.4
Total first lien(2)	43,742	0.6
Second lien :
Insured	10,160	0.1
Other	5,552	0.1
Total second lien(3)	15,712	0.2
Total ABS RMBS	$59,454	0.8%

(1)          Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)          The credit ratings of the first lien ABS RMBS were 89.3% Aaa, 0.8% Aa, 1.7% A, 6.4% Baa and 1.8% Ba or lower at June 30, 2008.

(3)          The credit ratings of the second lien ABS RMBS were 23.7% Aaa, 25.2% Aa, 34.1% A, 8.3% Baa and 8.7% Ba or lower at June 30, 2008.

As of June 30, 2008, the ABS RMBS portfolio had net unrealized losses of $11.0 million.  Fair value represents 84.4% of the amortized cost of these securities.  ABS RMBS securities with a fair value less than 70% of amortized cost totaled $8.6 million, with unrealized losses of $8.0 million.  During the second quarter and first six months of 2008, we sold $7 thousand of ABS RMBS.  We also collected $4.1 million and $7.9 million of principal repayments consistent with the expected cash flows during the second quarter and first six months of 2008, respectively.  Investment write-downs during the first six months of 2008 were recorded on our ABS RMBS totaling $633 thousand.  In addition, $4.1 million of change in intent write-downs were recorded during the second quarter of 2008.

When buying ABS RMBS securities from 2006 and 2007 vintages, we concentrated our holdings in securities that were senior or at the top of the structure and that were generally within the first three Aaa sub-classes of the capital structure, as it was expected that, in the unlikely event of losses in the underlying collateral, these sub-classes within the Aaa class would likely either be paid in full or receive substantial principal repayments before underlying mortgage losses would breach that level.  However, when the underlying mortgage product was fixed-rate in nature, which we assessed to have stronger underwriting origination standards than variable rate collateral, we invested somewhat lower in the capital structure, such as securities below the first three Aaa sub-classes.  The vast majority of our investment in either of these vintages was concentrated within originally rated Aaa or Aa securities.

The following table includes first lien non-insured ABS RMBS by vintage, the interest rate characteristics of the underlying mortgage product and our participation in the capital structure. The information in this table, together with the second lien non-insured, comprise the $48.0 million of non-insured ABS RMBS.

($ in thousands)	2007				2006
Capital structure classification	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost (1)	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost (1)

First or Second Aaa class	$5,407	$1,705	$7,112	$7,471	$19,653	$759	$20,412	$21,305
Third Aaa class	—	—	—	—	4,981	1,704	6,685	7,295
Other Aaa (2)	—	8,045	8,045	8,045	—	—	—	—
Total Aaa First Lien Non-Insured ABS
RMBS	$5,407	$9,750	$15,157	$15,516	$24,634	$2,463	$27,097	$28,600

($ in thousands)	2005				Total
Capital structure classification	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost (1)	Variable Rate	Fixed Rate	Total Fair Value	Total Amortized Cost (1)	Unrealized Gain/Loss

First or Second Aaa class	$158	$—	$158	$159	$25,218	$2,464	$27,682	$28,935	$(1,253)
Third Aaa class	—	—	—	—	4,981	1,704	6,685	7,295	(610)
Other Aaa (1)	—	—	—	—	—	8,045	8,045	8,045	—
Total Aaa First Lien Non-Insured ABS
RMBS	$158	$—	$158	$159	$30,199	$12,213	$42,412	$44,275	$(1,863)

(1)          Includes primarily pass-through securities and “NAS” bonds.  NAS bonds are typically locked out from receiving principal prepayments for a specified period of time after which they receive prepayment allocations according to a specified formula.

We also own approximately $5.6 million of second lien ABS RMBS non-insured securities, representing 73.8% of amortized cost.  Approximately $2.7 million or 48.2% of this portfolio are 2006 and 2007 vintage years.

At June 30, 2008, $11.5 million or 19.3% of the total ABS RMBS securities that are insured by 4 bond insurers and 93.0% were rated investment grade. $52.8 million or 88.8% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At June 30, 2008, 75.6% of securities issued during 2005, 2006 and 2007 were rated Aaa, 0.9% rated Aa, 11.6% rated A and 11.9% rated Ba or lower.

The following table shows our insured ABS RMBS portfolio at June 30, 2008 by bond insurer and vintage year for the first lien and second lien collateral.

($ in thousands)	Vintage Year
	2007	2006	2005	Pre-2005	Fair Value	Amortized Cost	Unrealized Gain/Loss
First Lien:
Financial Guarantee Insurance Company (“FGIC”)	$799	$179	$—	$—	$978	$1,129	$(151)
Ambac Financial Group, Inc. (“AMBAC”)	—	352	—	—	352	363	(11)
Total First Lien	799	531	—	—	1,330	1,492	(162)
Second Lien:
AMBAC	—	—	129	3,828	3,957	4,837	(880)
MBIA, Inc (“MBIA”)	5,360	—	—	—	5,360	9,984	(4,624)
Financial Security Assurance, Inc.(“FSA”)	843	—	—	—	843	2,360	(1,517)
Total Second Lien	6,203	—	129	3,828	10,160	17,181	(7,021)
Total Insured ABS RMBS	$7,002	$531	$129	$3,828	$11,490	$18,673	$(7,183)

Other collateralized debt obligations totaled $25.0 million and all were rated investment grade at June 30, 2008.  Other collateralized debt obligations consist primarily of obligations secured by high yield and investment grade corporate credits including $5.6 million of collateralized loan obligations; $8.7 million of primarily bank trust preferred CDOs and $3.8 million of market value CDOs.  As of June 30, 2008, net unrealized losses on the other CDOs were $3.9 million. Other CDOs with a fair value less than 70% of amortized cost totaled $6.9 million, or 27.5% of the total other CDOs at June 30, 2008, with unrealized losses of $3.1 million.

As of June 30, 2008, we hold $236.6 million of fixed income securities that are insured by bond insurers, including approximately $218.8 million or 50.2% of our municipal bond portfolio and $11.5 million of our ABS RMBS.  50.2% of our municipal bond portfolio is insured by five bond insurers and 45.8% have a Moody’s equivalent rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds are primarily based on the quality of the underlying security.  As of June 30, 2008, we believe the valuations already reflected a decline in the value of the insurance, and further such declines, if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows.  As of June 30, 2008, 46.3% of our insured municipal bond portfolio was insured by MBIA, 21.3% by AMBAC, 10.9% by FSA and 15.6% by FGIC.

Included in our municipal bond portfolio at June 30, 2008 are $124.2 million of auction rate securities (“ARS”) that have long-term stated maturities, with the interest rate reset based on auctions that generally occur every 7, 28 or 35 days depending on the specific security.  This is compared to a balance of ARS at December 31, 2007 of $133.7 million, with the decline representing primarily redemptions during the second quarter of 2008.  Our holdings primarily have a Moody’s equivalent rating of Aaa. We make our investment decisions based on the underlying credit of each security.  Approximately $119.2 million of our holdings are pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security.  As of June 30, 2008, $95.4 million of our ARS backed by student loans were 100% insured by the U.S Department of Education and $23.8 million were 90-99% insured. During the second quarter of 2008, all of our ARS holdings experienced failed auctions and we received the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below.  Auctions continue to be conducted as scheduled for each of the securities.

We estimate that approximately one third of our student loan backed ARS include maximum rate reset formulas whereby when the failed auction rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate.  This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate to not exceed the annual contractual maximum rate.  Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities.  During the second quarter of 2008, $18.4 million of our ARS reset using the maximum rate reset formula.

Fannie Mae direct fixed income exposure investments totaled $24.9 million as of June 30, 2008 and had unrealized net capital gains of $2.1 million.

Unrealized net capital gains totaled $182.6 million as of June 30, 2008, compared to unrealized net capital gains of $341.5 million at December 31, 2007.  The decline was primarily due to investment grade fixed income securities as the yields supporting fair values increased, resulting from widening credit spreads and relatively flat risk free interest rates. This decrease in fixed income unrealized net capital gains more than offset the increase in unrealized net capital gains resulting from the realization of capital losses on write-downs, change in intent to hold to recovery and sales.  We continue to experience volatility in the balance of our unrealized net capital gains and losses as we did between the years 2004/2005 and 2006/2007.

The following table presents total unrealized gains and losses.

	June 30,	December 31,
($ in thousands)	2008	2007
U.S. government and agencies	$213,346	$220,299
Municipal	(11,857)	11,552
Corporate	(18,919)	63,866
Foreign government	72,424	73,689
Mortgage-backed securities	(5,907)	(113)
Commercial mortgage-backed securities	(50,163)	(19,250)
Asset-backed securities	(14,934)	(8,326)
Redeemable preferred stock	(926)	512
Fixed income securities	183,064	342,229
Derivatives	(447)	(766)
Unrealized net gains and losses	$182,617	$341,463

The net unrealized gain for the fixed income portfolio totaled $183.1 million, comprised of $367.2 million of unrealized gains and $184.1 million of unrealized losses at June 30, 2008.  This is compared to a net unrealized gain for the fixed income portfolio totaling $342.2 million at December 31, 2007, comprised of $437.5 million of unrealized gains and $95.3 million of unrealized losses.  Included in gross unrealized losses at June 30, 2008 were $22.0 million of fixed income securities with a fair value below 70% of amortized cost, or 0.4% of our fixed income portfolio at June 30, 2008.

The percentage of fair value to amortized cost for the remaining fixed income gross unrealized losses at June 30, 2008 are shown in the following table.

($ in thousands)	Unrealized (loss) gain	Fair value	% to Total Fixed Income Investments
> 80% of amortized cost	$(141,457)	$2,693,453	45.1%
70% to 80% of amortized cost	(28,408)	96,572	1.6
< 70% of amortized cost	(14,246)	21,991	0.4
Gross unrealized losses on fixed income securities	(184,111)	2,812,016	47.1
Gross unrealized gains on fixed income securities	367,176	3,157,186	52.9
Net unrealized gains and losses on fixed income securities	$183,065	$5,969,202	100.0%

70.3% of the fixed income securities with a fair value less than 70% of amortized cost were ABS RMBS and other CDOs with a fair value totaling $15.4 million.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities, in the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures.

Of the gross unrealized losses in the fixed income portfolio at June 30, 2008, $173.4 million or 94.2% were related to investment grade securities and are primarily interest rate related.  Most of the remaining $10.7 million of losses were in the corporate fixed income portfolio and primarily comprised securities in the consumer goods, utilities, capital goods, financial services and communications sectors.  The gross unrealized losses in these sectors were primarily related to changes in interest rates and credit spreads, and company specific conditions.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list and potential recognition of investment write-downs.  All investments in an unrealized loss position at

June 30, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as changes in economic and market outlooks, duration, revisions to strategic asset allocations, unanticipated liquidity actions,  investment risk mitigation actions, as well as changes in intent to hold certain investments by portfolio managers.

The following table summarizes fixed income securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	June 30, 2008			December 31, 2007
($ in thousands, except number of issues)	Investment Grade	Below Investment Grade	Total	Investment Grade	Below Investment Grade	Total
Category (I): Unrealized loss less than 20% of cost (1)
Number of Issues	477	51	528	381	60	441
Fair Value	$2,592,566	$99,101	$2,691,667	$2,014,259	$103,660	$2,117,919
Unrealized	$(133,982)	$(7,029)	$(141,011)	$(74,751)	$(8,180)	$(82,931)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1)
Number of Issues	25	8	33	9	5	14
Fair Value	$105,155	$9,972	$115,127	$22,380	$4,830	$27,210
Unrealized	$(36,640)	$(3,634)	$(40,274)	$(9,208)	$(3,208)	$(12,416)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of Issues	2	—	2	—	—	—
Fair Value	$5,222	$—	$5,222	$—	$—	$—
Unrealized	$(2,827)	$—	$(2,827)	$—	$—	$—

Total Number of Issues	504	59	563	390	65	455
Total Fair Value	$2,702,943	$109,073	$2,812,016	$2,036,639	$108,490	$2,145,129
Total Unrealized Losses	$(173,449)	$(10,663)	$(184,112)	$(83,959)	$(11,388)	$(95,347)

(1)          Cost represents amortized cost.

The largest individual unrealized loss was $3.4 million for category (I), $4.6 million for category (II) and $1.6 million for category (III) as of June 30, 2008.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.  Category (III) has primarily been historically adversely affected by industry and issue specific, or issuer specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.

We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities, including in the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures. We have the intent and ability to hold these securities until recovery.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of June 30, 2008, no securities met these criteria.

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition.  Restructured fixed income investments have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income investments are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these investments may be classified as problem or restructured in the future.

As of June 30, 2008, fixed income securities categorized as potential problem totaled $5.6 million.  The Company recognized cumulative write-downs on these securities of $1.1 million.  The Company had $83 thousand of fixed income securities categorized as problem as of June 30, 2008 and had none categorized as restructured.  Further, as of December 31, 2007, the Company had no fixed income securities categorized as problem, restructured or potential problem.

We also evaluated each of these investments through our portfolio monitoring process at June 30, 2008 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities portfolio.

Net Investment Income The following table presents net investment income.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Fixed income securities	$90,468	$89,424	$182,024	$176,288
Mortgage loans	10,449	9,914	20,968	20,053
Short-term and other	3,318	4,527	5,931	8,278
Investment income, before expense	104,235	103,865	208,923	204,619
Investment expense	(4,017)	(6,926)	(8,959)	(13,712)
Net investment income	$100,218	$96,939	$199,964	$190,907

Net Realized Capital Gains and Losses  The following tables present the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2008	2007	2008	2007
Investment write-downs (1)	$(6,973)	$—	$(7,606)	$—
Sales	(191)	3,535	5,352	6,160
Change in intent write-downs	(47,223)	(4,297)	(50,755)	(5,613)
Valuation of derivative instruments	(2,831)	52	(3,071)	(1,973)
Settlement of derivative instruments	(2,895)	(129)	(2,312)	(1,318)
Realized capital gains and losses, pretax	(60,113)	(839)	(58,392)	(2,744)
Income tax benefit	21,039	301	20,437	1,025
Realized capital gains and losses, after-tax	$(39,074)	$(538)	$(37,955)	$(1,719)

(1)          Investment write-downs include other-than-temporary impairments except for those related to changes in intent to hold.

The above table includes realized capital gains and losses as a result of sales, change in intent write-downs and other transactions such as calls and prepayments.  We may sell or change our assertion to hold a security until recovery for impaired fixed income securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where new facts and circumstances emerge or increase in significance that are anticipated to adversely impact a security’s future valuation; including negative developments in a holding, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt) and of domestic economic conditions to levels previously unanticipated, subsequent further deterioration in the financial services and real estate industries, unanticipated liquidity needs, and unanticipated federal income tax situations involving capital gain (loss) carryforwards and carrybacks with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

Investment write-downs from fixed income securities for the three months and six months ended June 30, 2008 totaled $7.0 million and $7.6 million, respectively.  $6.5 million, or 93.1% and $7.1 million, or 93.7% of the fixed income security write-downs for the three months and six months ended June 30, 2008, respectively, relate to impaired securities that were performing in line with anticipated or contractual cash flows, but which were written down primarily because of further expected deterioration in the performance of the underlying collateral.  As of June 30, 2008, for these securities, there have been no defaults or defaults that have occurred in classes lower in the capital structure.  $480 thousand of the fixed income security write-downs for both the three months and six months ended June 30, 2008, respectively, primarily related to securities experiencing a significant departure from anticipated residual cash flows, however, we believe they retain economic value.

Investment write-downs and cash received on these investments were as follows:

($ in thousands)	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
Performing in accordance with anticipated or contractual cash flows	Investment write-downs	Cash received (3)	Investment write-downs	Cash received

ABS RMBS	$—	$	$(633)	$99
CMBS/CRE CDO	(6,493)	186	(6,493)	418
Subtotal (1)	(6,493)	186	(7,126)	517

Departure from anticipated or contractual cash flows
Future cash flows very uncertain - Corporate
Food manufacturer	(480)	—	(480)	37
Subtotal	(480)	—	(480)	37

Total fixed income securities	$(6,973)	$186	$(7,606)	$554

(1)          Written down primarily because of expected deterioration in the performance of the underlying collateral.  As of June 30, 2008, for the securities with direct interest in the lender, there have been no defaults.  For securities supported by collateral, there have been no defaults or defaults have occurred in classes lower in the capital structure.

(2)          While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)          Cash received includes both income and principal collected during the period.

Notwithstanding our intent and ability to hold these securities with impairment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

Change in intent write-downs for the three months ended June 30, 2008 totaled $47.2 million and comprised net realized losses on fixed income of $45.5 million and mortgage loans of $1.7 million, compared to realized losses on fixed income of $2.2 million and mortgage loans of $2.1 million for the same period of prior year.  Change in intent write-downs for the six months ended June 30, 2008 totaled $50.8 million and comprised net realized losses on fixed income of $49.0 million and mortgage loans of $1.8 million, compared to net realized losses on fixed income of $3.5 million and net realized losses on mortgage loans of $2.1 million, for the same period of prior year.

Change in intent write-downs for the three months ended June 30, 2008 are presented in the table below.

($ in thousands)		Financial Accounting Standards Board Statement No. 157, Fair Value		Net realized capital loss
Criteria	Security Type	Measurements (“SFAS No. 157”) Level	Fair value at June 30,2008	Three Months Ended June 30, 2008

Risk Mitigation

Targeted reductions in commercial real estate exposure where it is anticipated that future downside risk remains. Considerations included position held in the capital structure, vintage year, illiquidity and deteriorating fundamentals.

	CRE CDO CMBS Mortgage loans	3 2 3 3	$26,428 38,213 2,083 9,560	$(5,520 (17,709 (3,819 (1,744	) ) ) )

Targeted reductions in residential real estate where management believes there is a risk of future material declines in price in the event of continued deterioration in the economy. Considerations included position held in the capital structure, projected performance of the collateral, and expected internal rates of return.	ABS RMBS	3	14,921	(4,148)

Targeted reductions in financial sector exposure included securities issued by certain regional banks and certain large financial institutions.	Financial Sector Other	2 2 3	108,547 19,015 11,056	(11,928 (1,239 (907	) ) )
Total Risk Mitigation			229,823	(47,014)
Individual Identification			24,730	(209)
Other			14,252	—
Total change in intent			$268,805	$(47,223)

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

Our critical accounting estimate for the fair value of financial assets and financial liabilities follows.  For a description of critical accounting estimates not discussed below, see the Application of Critical Accounting Estimates section of the MD&A found under Part II. Item 7. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2007.

Fair Value of Financial Assets and Financial Liabilities SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

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

The availability of market observable information is the principal factor in determining the level that financial instruments are assigned in the three-level hierarchy. Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources.  In the absence of sufficient observable inputs, unobservable inputs reflect our estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances.  The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information.

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

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions in the second quarter of 2008 were incorporated into valuation assumptions and reflected in the fair values which were validated by calibration and other analytical techniques to available market observable data.

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

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Statements of Financial Position.  Because of this detailed approach there is no single set of assumptions that determine our fair value estimates.  Moreover, management does not compile a range of estimates for items reported at fair value because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal components are privately placed securities valued using internal models, broker quoted securities, ABS RMBS, Alt-A, ARS backed by student loans, and other CDO. In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. ABS RMBS and Alt-A reflected the most significant impacts to their respective fair value determinations, due to the continued illiquidity that existed for these classes of securities. For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.  Privately placed securities’ fair value determinations, which were based on internal ratings that are not market observable are calibrated to market observable information in the form of external NAIC ratings and credit spreads.  We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

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

The following table identifies investments as of June 30, 2008 by source of value determination:

	Investments
($ in thousands)	Fair Value	Percent to total
Fair value based on internal sources (1)	$1,545,467	21.5%
Fair value based on external sources (2)	4,909,654	68.1
Total fixed income securities and certain short-term securities	6,455,121	89.6
Mortgage loans, policy loans, and short-term investments, investments, valued at cost	748,713	10.4
Total	$7,203,834	100.0%

(1)          Includes short-term, commercial paper and other of $460.9 million reported in Level 2.

(2)          Includes $336.6 million that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the Levels promulgated by SFAS No. 157, see Note 3 to the Condensed Financial Statements.

The following table provides additional detail regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed  Statement of Financial Position at June 30, 2008.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Other Valuations and	Balance as of
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	Netting	June 30, 2008
Financial assets
Fixed income securities:
Corporate		$1,672,838	$35,095		$1,707,933
Corporate privately placed securities		316,328	1,198,528		1,514,856
Municipal		311,676			311,676
Municipal-ARS		4,999	119,225		124,224
U.S. government and agencies	$147,095	659,119			806,214
ABS RMBS	—		59,454		59,454
Alt-A	—		25,474		25,474
Other CDO	—		25,020		25,020
CRE CDO	—		26,428		26,428
CMBS	—	641,705	2,083		643,788
Preferred stock	—	8,386			8,386
MBS	—	363,392	11,508		374,900
Foreign government	—	340,849			340,849
Total fixed income securities	147,095	4,319,292	1,502,815		5,969,202
Short-term investments:
Commercial paper and other	—	460,870	—		460,870
Money market funds	25,049	—	—		25,049
Total short-term investments	25,049	460,870			485,919
Other investments:
Free-standing derivatives	—	—	485		485
Total other investments	—	—	485		485
Total recurring basis assets	172,144	4,780,162	1,503,300		6,455,606
Non-recurring basis			7,816		7,816
Valued at cost, amortized cost or using the equity method	—	—	—	$740,897	740,897
Counterparty and cash collateral netting (1)	—	—	—	(485)	(485)
Total investments	172,144	4,780,162	1,511,116	740,412	7,203,834
Separate account assets	804,994	—	—		804,994
Other assets	171	—	(2,067)		(1,896)
Total financial assets	$977,309	$4,780,162	$1,509,049	$740,412	$8,006,932
% of Total financial assets	12.2%	59.7%	18.9%	9.2%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded annuity contracts		$—	$(1,896)	—	$(1,896)
Other liabilities:
Free-standing derivatives		(488)	(3,234)	—	(3,722)
Counterparty and cash collateral netting (1)				485	485
Total Financial liabilities		(488)	$(5,130)	$485	$(5,133)
% of Total financial liabilities		9.5%	99.9%	(9.4)%	100.0%

(1)   In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39–1, Amendment of FASB Interpretation No. 39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.

The following table provides a summary of changes in fair value during the three—month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in thousands)	Balance as of March 31, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$35,798	$(3)	$(907)	$(89)	$296	$35,095		$(3)
Corporate privately placed securities	1,238,956	1,623	(30,827)	(6,141)	(5,083)	1,198,528		337
Municipal	—	—	—	(3,400)	3,400	—		—
Municipal–ARS	46,350	—	(3,475)	(2,550)	78,900	119,225		—
ABS RMBS	67,224	(4,148)	444	(4,066)	—	59,454		(4,148)
Alt–A	26,603	5	(1,134)	—	—	25,474		5
Other CDO	26,131	—	(972)	(139)	—	25,020		—
CRE CDO	29,894	(12,019)	8,559	(6)	—	26,428		(12,019)
CMBS	1,914	(3,815)	3,984	—	—	2,083		(3,815)
MBS	12,740	(34)	7	(1,205)	—	11,508		(34)
Total fixed income securities	1,485,610	(18,391)	(24,321)	(17,596)	77,513	1,502,815		(19,677)
Other investments:
Free–standing derivatives, net	(3,326)	136	—	441	—	(2,749	)(2)	1,582
Total other investments	(3,326)	136	—	441	—	(2,749)		1,582
Total investments	1,482,284	(18,255)	(24,321)	(17,155)	77,513	1,500,066	(3)	(18,095)
Other assets	506	(2,573)	—	—	—	(2,067)		(2,573)
Total Level 3 Financial assets	$1,482,790	$(20,828)	$(24,321)	$(17,155)	$77,513	$1,497,999		$(20,668)

Financial Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(1,253)	$(675)	$—	$32	$—	$(1,896)		$(675)
Total Level 3 financial liabilities	$(1,253)	$(675)	$—	$32	$—	$(1,896)		$(675)

(1)

The amounts above total $(21.5) million and are reported in the Condensed Statements of Operations as follows: $(22.3) million in Realized capital gains and losses; $1.5 million in Net investment income, and $(676) thousand in Contract benefits.

(2)	Comprises $485 million of financial assets and $(3.2) million of financial liabilities.
(3)	Comprises $1.50 billion of investments and $(3.2) million of Free–Standing Derivatives included in Financial Liabilities.
(4)

The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(21.4) million and are reported in the Condensed Statements of Operations as follows: $(22.2) million in realized capital gains and losses; $1.5 million in net investment income, and $(676) thousand in Contract benefits.

The following table provides a summary of changes in fair value during the six—month period ended June 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at June 30, 2008.

		Total realized and unrealized Gains (Losses) included in:						Total Gains (Losses) included in
($ in thousands)	Balance as of January 1, 2008	Net Income (1)	OCI on Statement of Financial Position	Purchases, Sales, Issuances and Settlements, net	Net Transfers In and/or (Out) of Level 3 (2)	Balance as of June 30, 2008		Net Income for Instruments Still Held at June 30, 2008
Financial assets
Fixed income securities:
Corporate	$38,270	$6,792	$(10,149)	$(114)	$296	$35,095		$(3)
Corporate privately placed securities	1,211,628	3,223	(29,768)	7,995	5,450	1,198,528		1,448
Municipal	—	—	—	(3,400)	3,400	—		—
Municipal–ARS	33,200	—	(3,475)	(5,000)	94,500	119,225		—
ABS RMBS	76,110	(4,780)	(3,938)	(7,938)	—	59,454		(4,780)
ABS CDO	—	—	—	—	—	—		(56)
Alt–A	28,836	10	(3,372)	—	—	25,474		9
Other CDO	30,768	269	(2,882)	(3,135)	—	25,020		—
CRE CDO	33,067	(12,024)	5,399	(14)	—	26,428		(12,024)
CMBS	3,727	(3,812)	2,168	—	—	2,083		(3,812)
MBS	14,292	(71)	(174)	(2,539)	—	11,508		(71)
Total fixed income securities	1,469,898	(10,393)	(46,191)	(14,145)	103,646	1,502,815		(19,289)
Other investments:
Free–standing derivatives, net	(980)	(2,236)	—	567	—	(2,749	)(2)	1,602
Total other investments	(980)	(2,236)	—	567	—	(2,749	)(2)	1,602
Total investments	1,468,918	(12,729)	(46,191)	(13,578)	103,646	1,500,066	(3)	(17,687)

Other assets	(1,733)	(334)	—	—	—	(2,067)		(334)
Total recurring Level 3 financial assets	$1,467,185	$(13,063)	$(46,191)	$(13,578)	$103,646	$1,497,999		$(18,021)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$174	$(2,103)	$—	$33	$—	$(1,896)		$(2,103)
Total recurring Level 3 financial liabilities	$174	$(2,103)	$—	$33	$—	$(1,896)		$(2,103)

(1)

The amounts above total $(15.2) million and are reported in the Condensed Statements of Operations as follows: $(16.1) million in Realized capital gains and losses; $3.0 million in Net investment income, and $(2.1) million in Contract benefits.

(2)	Comprises $485 thousand of financial assets and $(3.2) million of financial liabilities.
(3)	Comprises $1.50 billion of investments and $(3.2) million of Free–Standing Derivatives included in Financial Liabilities.
(4)

The amounts above represent gains and losses included in net income for the period of time that the financial assets or financial liability was determined to be in Level 3. These gains and losses total $(20.1) million and are reported in the Condensed Statements of Operations as follows: $(21.0) million in Realized capital gains and losses; $3.0 million in Net investment income, and; $(2.1) million in Contract benefits.

Transfers into and out of Level 3 during the six months ended June 30, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.  Due to a further deterioration in liquidity for the segment of the ARS market backed by student loans, certain market observable data utilized for valuation purposes became unavailable during the second quarter of 2008.  As of June 30, 2008, $119.2 million or 96.0% of our total ARS holdings were valued using a discounted cash flow model.  Certain inputs to the valuation model that are significant to the overall valuation and not market observable included: estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  As a result of the reliance on certain non-market observable inputs, the portion of the ARS portfolio backed by student loans have been transferred to Level 3 for the period ended June 30, 2008. These same securities were classified as Level 2 measurements for the period ended March 31, 2008.  Our ARS holdings that are not backed by student loans have a fair value equal to their corresponding par value based on market observable inputs and, therefore, continue to have a Level 2 classification.

The following table presents fair value as a percent of amortized cost for Level 3 investments at June 30, 2008.

($ in thousands)	Fair value	Fair value as a % of Amortized cost

Fixed income securities:
Corporate	$35,095	94.0%
Corporate - privately placed securities	1,198,528	101.0
Municipal - ARS	119,225	97.2
ABS RMBS	59,454	84.4
Alt-A	25,474	86.0
Other CDO	25,020	86.5
CRE CDO	26,428	100.7
CMBS	2,083	100.6
MBS	11,508	97.8
Total fixed income securities	1,502,815	99.1
Other investments:
Free-standing derivatives	485	100.0
Sub-total recurring Level 3 investments	1,503,300	99.1
Non-recurring basis	7,816	100.0
Total Level 3 investments	$1,511,116	99.1

Non-recurring investments include certain mortgage loans and other investments at fair value due to our change in intent write-downs and credit impairments at June 30, 2008.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in thousands)	June 30, 2008	December 31, 2007

Common stock, additional capital paid-in and retained income	$616,702	$615,684
Accumulated other comprehensive income	22,582	65,188
Total shareholder’s equity	$639,284	$680,872

Shareholder’s equity decreased in the first six months of 2008, due to decreased unrealized net capital gains on fixed income securities slightly offset by net income.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, Allstate Life Insurance Company’s (“ALIC”) and Allstate Insurance Company’s (“AIC”) ratings and other factors. There have been no changes to our insurance financial strength ratings since December 31, 2007.  S&P affirmed AIC’s and ALIC’s ratings in July 2008.  Moody’s placed ALIC’s and our ratings under review.

Liquidity Sources and Uses  As reflected in our Condensed Statements of Cash Flows, lower operating cash flows in the first six months of 2008, compared to the first six months of 2007, were primarily related to a decrease in premiums and higher income tax payments, partially offset by the settlement of an inter-company obligation in the prior year and higher net investment income.

Cash flows used in investing activities increased in the first six months of 2008, compared to the first six months of 2007, primarily due to the investment of higher contractholder fund deposits.

Cash flows from financing activities shifted to a source of cash in the first six months of 2008 compared to a use of cash in the first six months of 2007.  The change was the result of increased contractholder fund deposits.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have an inter-company loan agreement with The Allstate Corporation.  The amount of inter-company loans available to us is at the discretion of The Allstate Corporation.  The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  We had no amounts outstanding under the inter-company loan agreement at June 30, 2008 or December 31, 2007.  The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of our investment strategies may be adversely affected by developments in the investment markets

The cost and impact of our investment portfolio risk mitigation and return optimization programs may be adversely affected by unexpected developments in the investment markets.

Item 6.    Exhibits

(a)   Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

August 8, 2008	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description
15	Acknowledgement of awareness from Deloitte & Touche LLP dated August 7, 2008, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications