Form 10-Q
period 2008-09-30
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2008-11-20
CIK 839759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes ☐ No ☒

As of November 20, 2008, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2008

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Premiums	$12,881	$17,720	$39,086	$54,135
Contract charges	15,318	14,677	45,156	43,816
Net investment income	102,633	96,994	302,597	287,901
Realized capital gains and losses	2,530	681	(55,862)	(2,063)
	133,362	130,072	330,977	383,789

Costs and expenses
Contract benefits	48,933	45,297	134,092	136,835
Interest credited to contractholder funds	48,506	44,572	136,385	131,470
Amortization of deferred policy acquisition costs	3,946	12,049	6,564	41,022
Operating costs and expenses	10,945	9,335	30,948	26,889
	112,330	111,253	307,989	336,216

Loss on disposition of operations	—	—	(358)	(132)

Income from operations before income tax expense	21,032	18,819	22,630	47,441

Income tax expense	6,574	6,434	7,154	16,679

Net income	$14,458	$12,385	$15,476	$30,762

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
($ in thousands, except par value data)	2008	2007
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,845,566 and $5,928,899)	$5,802,640	$6,271,128
Mortgage loans	711,933	725,301
Short-term	398,296	22,688
Policy loans	39,114	38,509
Other	2,162	3
Total investments	6,954,145	7,057,629

Cash	3,926	7,356
Deferred policy acquisition costs	443,318	278,664
Accrued investment income	63,977	64,514
Reinsurance recoverables	353,343	381,431
Deferred income taxes	15,768	—
Current income taxes receivable	2,058	146
Other assets	119,960	47,079
Separate Accounts	697,363	948,358
Total assets	$8,653,858	$8,785,177

Liabilities
Contractholder funds	$5,085,823	$4,848,461
Reserve for life-contingent contract benefits	1,970,361	2,016,971
Deferred income taxes	—	39,737
Other liabilities and accrued expenses	293,375	241,756
Payable to affiliates, net	3,849	8,035
Reinsurance payable to parent	9,657	987
Separate Accounts	697,363	948,358
Total liabilities	8,060,428	8,104,305
Commitments and Contingent Liabilities (Note 6)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	490,635	473,184
Accumulated other comprehensive (loss) income:
Unrealized net capital gains and losses	(39,705)	65,188
Total accumulated other comprehensive (loss) income	(39,705)	65,188
Total shareholder’s equity	593,430	680,872
Total liabilities and shareholder’s equity	$8,653,858	$8,785,177

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
($ in thousands)	2008	2007
	(unaudited)
Cash flows from operating activities
Net income	$15,476	$30,762
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(60,998)	(57,080)
Realized capital gains and losses	55,862	2,063
Loss on disposition of operations	358	132
Interest credited to contractholder funds	136,385	131,470
Changes in:
Life-contingent contract benefits and contractholder funds	(14,203)	9,981
Deferred policy acquisition costs	(34,550)	6,891
Income taxes	(1,999)	(1,797)
Other operating assets and liabilities	25,707	(36,249)
Net cash provided by operating activities	122,038	86,173

Cash flows from investing activities
Proceeds from sales of fixed income securities	395,081	339,309
Proceeds from sales of mortgage loans	12,175	—
Investment collections
Fixed income securities	114,927	84,197
Mortgage loans	40,791	54,838
Investment purchases
Fixed income securities	(499,623)	(598,494)
Mortgage loans	(40,692)	(54,542)
Change in short-term investments, net	(309,944)	45,495
Change in other investments, net	(1,376)	(547)
Net cash used in investing activities	(288,661)	(129,744)

Cash flows from financing activities
Contractholder fund deposits	528,337	377,809
Contractholder fund withdrawals	(365,144)	(336,408)
Net cash provided by financing activities	163,193	41,401

Net decrease in cash	(3,430)	(2,170)
Cash at beginning of period	7,356	7,090
Cash at end of period	$3,926	$4,920

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

The condensed financial statements and notes as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007
Premiums
Traditional life insurance (1)	$7,335	$6,575	$21,433	$18,937
Immediate annuities with life contingencies	3,480	9,395	11,652	30,382
Accident and health and other	2,066	1,750	6,001	4,816
Total premiums	12,881	17,720	39,086	54,135

Contract charges
Interest-sensitive life insurance (1)	13,896	12,985	40,485	37,821
Fixed annuities	1,422	1,692	4,671	5,995
Total contract charges	15,318	14,677	45,156	43,816
Total premiums and contract charges	$28,199	$32,397	$84,242	$97,951

(1)   Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges.  In the third quarter and first nine months of 2007, these ceded reinsurance premiums were $624 thousand and $1.8 million, respectively.

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

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”)

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, which permits fair value remeasurement at the date of adoption of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under paragraph 12 or 13 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”); clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain embedded derivatives requiring bifurcation; and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The Company adopted the provisions of SFAS No. 155 on January 1, 2007, which were effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of the first fiscal year after September 15, 2006.  The Company elected not to remeasure existing hybrid financial instruments that contained embedded derivatives requiring bifurcation at the date of adoption pursuant to paragraph 12 or 13 of SFAS No. 133.  The adoption of SFAS No. 155 did not have a material effect on the results of operations or financial position of the Company.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109  and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (collectively “FIN 48”)

The FASB issued the interpretation in July 2006 and the related staff position in May 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities.  The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities.  On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning after December 15, 2006.  No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48.  Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the FASB issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008.  Consistent with the provisions of FSP FAS 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009.  In October 2008, the FASB issued FASB Staff Position No. FAS 157–3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157–3”), which clarifies the application of SFAS 157 in a market that is not active.  The Company adopted the provisions of FSP FAS 157–3 as of September 30, 2008.  The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company’s results of operations or financial position (see Note 4).

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

FASB Staff Position No. FAS 133–1 and FIN 45–4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133–1 and FIN 45–4”)

In September 2008, the FASB issued FSP FAS 133–1 and FIN 45–4, which amends SFAS No. 133, and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to both enhance and synchronize the disclosure requirements of the two statements with respect to the potential for adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives and certain guarantees.  SFAS No. 133 was amended to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  FIN 45 was amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The provisions of this FASB staff position that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008; therefore, the disclosure requirements, which have no impact to the Company’s results of operations or financial position, will be adopted at December 31, 2008.

2.   Related Party Transaction

Investment Purchases

In September 2008, the Company purchased investments from its parent ALIC.  The Company paid $199.1 million in cash for the investments, which included fixed income securities with a fair value on the date of sale of $197.5 million and $1.6 million of accrued investment income.  Since the transaction was between affiliates under common control, the fixed income securities were recorded at the amortized cost basis on the date of sale of $200.5 million.  The difference between the fair value and the amortized cost basis of these investments on the date of sale was recorded as an increase to retained income of $2.0 million after-tax ($3.0 million pretax).

3.   Supplemental Cash Flow Information

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

	Nine months ended September 30,
($ in thousands)	2008	2007

Net change in fixed income securities	$32,515	$(131,643)
Net change in short-term investments	(58,301)	(12,218)
Operating cash flow used	$(25,786)	$(143,861)

Liabilities for collateral, beginning of year	$(198,138)	$(199,486)
Liabilities for collateral, end of period	(223,924)	(343,347)
Operating cash flow provided	$25,786	$143,861

4.  Fair Value of Financial Assets and Financial Liabilities

The measurement basis for a significant amount of the Company’s financial assets is fair value. Financial instruments measured at fair value on a recurring basis include:

Financial Assets Primarily investments including U.S. treasuries, money market funds, corporates, municipals, U.S. government and agencies, commercial mortgage-backed securities (“CMBS”), preferred stock, mortgage-backed securities (“MBS”), foreign governments, asset-backed securities (“ABS”), commercial paper, derivatives (exchange traded and over-the-counter (“OTC”)), and separate account assets.

Financial Liabilities Primarily free-standing derivatives (exchange listed and OTC) and derivatives embedded in certain contractholder liabilities.

Financial instruments measured at fair value on a non-recurring basis include:

Financial Assets: Primarily mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments.

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

In determining fair value, the Company principally uses the market approach which generally utilizes market transaction data for the same or similar instruments.  To a lesser extent, the Company uses the income approach which involves determining fair values from discounted cash flow methodologies.  SFAS No. 157 establishes a hierarchy for inputs used in determining fair value that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

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

Financial assets and financial liabilities recorded on the Condensed Statements of Financial Position at fair value as of September 30, 2008 are categorized in the fair value hierarchy based on the reliability of inputs to the valuation techniques as follows:

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

b)  Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

The availability of observable inputs varies by instrument. In situations where fair value is based on internally developed pricing models or inputs that are unobservable in the market, the determination of fair value requires more judgment.  The degree of judgment exercised by the Company in determining fair value is typically greatest for instruments categorized in Level 3. In many instances, valuation inputs used to measure fair value fall into different levels of the fair value hierarchy.  The category level in the fair value hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the condensed financial statements.

Summary of Significant Valuation Techniques for Financial Assets and Financial Liabilities on a Recurring Basis

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

Level 2 Measurements

Fixed income securities:

Corporate, including privately placed:  Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.  Also includes privately placed securities totaling $301.2 million which have market-observable external ratings from independent third party rating agencies.

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

Short-term: Commercial paper and other short-term investments are valued based on quoted prices for identical or similar assets in markets that are not active or amortized cost.

Level 3 Measurements

Fixed income securities:

Corporate privately placed securities:  Valued based on non-binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs.  Instrument specific inputs used in internal fair value determinations include coupon rate, weighted average life, sector of the issuer and call provisions.  Privately placed securities are categorized as Level 3 as a result of the significance of non-market observable inputs. The $1.1 billion of privately placed fixed income securities included in Level 3 comprise $951 million valued using an internal model and $148 thousand valued using non-binding broker quotes.  The internally modeled securities are valued based on internal ratings, which are not observable in the market.  Multiple internal ratings comprise a National Association of Insurance Commissioners (“NAIC”) rating category and when used in the internal model provide a more refined determination of fair value.  The Company’s internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

ABS residential mortgage-securities (“ABS RMBS”); Alt-A residential mortgage-backed securities (“Alt-A”):  ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements.  Certain ABS RMBS and Alt-A are valued based on non-binding broker quotes.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

Other collateralized debt obligations (“CDO”):  Valued based on non—binding broker quotes received from brokers who are familiar with the investments.  Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all collateralized loan obligations (“CLO”) and other CDO are categorized as Level 3.

CMBS;  Commercial real estate collateralized debt obligations (“CRE CDO”): CRE CDO, which are reported as CMBS, and other CMBS, are valued based on non-binding broker quotes and are categorized as Level 3.

Municipal:  Auction rate securities (“ARS”)  backed by student loans totaling $109 million that have become illiquid due to failures in the auction market are included in Level 3.  ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.

Other investments:  Certain free-standing OTC derivatives, such as caps, are valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

Contractholder funds:  Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities.  The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data.  These are categorized as Level 3 as a result of the significance of non-market observable inputs.

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

Financial Assets on a Non-Recurring Basis

Mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments are primarily valued using valuation models that are widely accepted in the financial services industry.  Inputs include non-market observable inputs such as credit spreads.  At September 30, 2008, mortgage loans with a fair value of $5.5 million were included in the fair value hierarchy in Level 3 since they were subject to remeasurement at fair value during the third quarter of 2008.

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2008:

($ in thousands)	Quoted prices in active markets for identical Assets	Significant other observable inputs	Significant unobservable inputs	Other valuations	Balance as of September 30,
	(Level 1)	(Level 2)	(Level 3)	and netting	2008
Financial assets
Fixed income securities	$165,200	$4,280,974	$1,356,466		$5,802,640
Short-term investments	2,075	396,221	—		398,296
Other investments:
Free-standing derivatives	—	226	1,936		2,162
Total recurring basis assets	167,275	4,677,421	1,358,402		6,203,098

Non-recurring basis	—	—	5,520		5,520
Valued at cost or amortized cost				$745,527	745,527
Total investments	167,275	4,677,421	1,363,922	745,527	6,954,145

Separate account assets	697,363	—	—	—	697,363
Other assets	(1,356)	—	(472)	—	(1,828)

Total financial assets	$863,282	$4,677,421	$1,363,450	$745,527	$7,649,680
% of Total financial assets	11.3%	61.1%	17.8%	9.8%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$—	$(5,238)		$(5,238)
Other liabilities:
Free-standing derivatives	—	—	(3,883)		(3,883)
Total financial liabilities	$—	$—	$(9,121)		$(9,121)
% of Total financial liabilities	—%	—%	100.0%		100.0%

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

The following table provides a summary of changes in fair value during the three–month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net income for
($ in thousands)	Balance as of June 30, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities	$1,502,815	$(407)	$(66,613)	$(95,312)	$15,983	$1,356,466		$(3,824)
Other investments:
Free-standing derivatives, net	(2,749)	(1,609)	—	2,411	—	(1,947	)(2)	(460)
Total investments	1,500,066	(2,016)	(66,613)	(92,901)	15,983	1,354,519	(3)	(4,284)
Other assets	(2,067)	1,595	—	—	—	(472)		1,595
Total recurring Level 3 financial assets	$1,497,999	$(421)	$(66,613)	$(92,901)	$15,983	$1,354,047		$(2,689)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(1,896)	$(3,379)	$—	$37	$—	$(5,238)		$(3,379)
Total recurring Level 3 financial liabilities	$(1,896)	$(3,379)	$—	$37	$—	$(5,238)		$(3,379)

(1)          The amounts above total $(3.8) million and are reported in the Condensed Statements of Operations as follows: $(2.6) million in realized capital gains and losses, $2.2 million in net investment income, and $(3.4) million in contract benefits.

(2)          Comprises $1.9 million of financial assets and $(3.9) million of financial liabilities.

(3)          Comprises $1.36 billion of investments and $(3.9) million of free–standing derivatives included in financial liabilities.

(4)          The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(6.1) million and are reported in the Condensed Statements of Operations as follows: $(4.9) million in realized capital gains and losses, $2.2 million in net investment income, and $(3.4) million in contract benefits.

The following table provides a summary of changes in fair value during the nine–month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net income for
($ in thousands)	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities	$1,469,898	$(10,800)	$(112,804)	$(109,457)	$119,629	$1,356,466		$(14,970)
Other investments:
Free-standing derivatives, net	(980)	(3,945)	—	2,978	—	(1,947	)(2)	1,142
Total investments	1,468,918	(14,745)	(112,804)	(106,479)	119,629	1,354,519	(3)	(13,828)
Other assets	(1,733)	1,261	—	—	—	(472)		1,261
Total recurring Level 3 financial assets	$1,467,185	$(13,484)	$(112,804)	$(106,479)	$119,629	$1,354,047		$(12,567)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$174	$(5,482)	$—	$70	$—	$(5,238)		$(5,482)
Total recurring Level 3 financial liabilities	$174	$(5,482)	$—	$70	$—	$(5,238)		$(5,482)

(1)          The amounts above total $(19.0) million and are reported in the Condensed Statements of Operations as follows: $(18.7) million in realized capital gains and losses, $5.2 million in net investment income, and $(5.5) million in contract benefits.

(2)          Comprises $1.9 million of financial assets and $(3.9) million of financial liabilities.

(3)          Comprises $1.36 billion of investments and $(3.9) million of free–standing derivatives included in financial liabilities.

(4)          The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(18.0) million and are reported in the Condensed Statements of Operations as follows: $(17.7) million in realized capital gains and losses, $5.2 million in net investment income, and $(5.5) million in contract benefits.

5.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Premiums and contract charges
Direct	$37,592	$42,381	$111,813	$128,443
Assumed – non-affiliate	240	220	753	905
Ceded
Affiliate	(985)	(997)	(2,961)	(2,981)
Non-affiliate	(8,648)	(9,207)	(25,363)	(28,416)
Premiums and contract charges, net of reinsurance	$28,199	$32,397	$84,242	$97,951

The effects of reinsurance on contract benefits are as follows:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Contract benefits
Direct	$49,074	$49,025	$145,005	$147,418
Assumed – non-affiliate	134	119	513	608
Ceded
Affiliate (1)	8,204	(346)	6,044	(1,618)
Non-affiliate	(8,479)	(3,501)	(17,470)	(9,573)
Contract benefits, net of reinsurance	$48,933	$45,297	$134,092	$136,835

(1)   The Company accrued contract benefits in the third quarter of 2008 relating to the rescission of reinsurance coverage for certain traditional and interest-sensitive life insurance policies provided in accordance with an agreement between the Company and ALIC.  This accrual is reflected as a component of contract benefits ceded to affiliate and for the three months and nine months ended September 30, 2008 was $8.3 million and $7.1 million, respectively.  See below for further details.

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest credited to contractholder funds
Direct	$50,907	$47,974	$144,683	$141,855
Assumed – non-affiliate	1	8	15	23
Ceded– non-affiliate	(2,402)	(3,410)	(8,313)	(10,408)
Interest credited to contractholder funds, net of reinsurance	$48,506	$44,572	$136,385	$131,470

In addition to amounts included in the tables above are reinsurance premiums ceded to ALIC of $834 thousand and $814 thousand for the third quarter of September 30, 2008 and 2007, respectively, and $2.48 million and $2.39 million for the first nine months of 2008 and 2007, respectively, under the terms of the structured settlement annuity reinsurance agreement.  These amounts are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations as the treaty is recorded as a derivative instrument pursuant to the requirements of SFAS No. 133.

The Company accrued additional expenses for contract benefits of $8.3 million in the third quarter of 2008 relating to the rescission of reinsurance coverage due to the nonpayment of premium for certain traditional and interest-sensitive life insurance policies provided in accordance with an agreement between the Company and ALIC.  The accrual resulted in a reduction to net income for the third quarter of 2008 of $4.7 million, which included contract benefits of $8.3 million, accretion of DAC of $1.1 million and an income tax benefit of $2.5 million.  For the nine months ended September 30, 2008, the accrual, net of contract benefits ceded in the six months ended June 30, 2008, resulted in a reduction to net income of $4.1 million, which included contract benefits of $7.1 million, accretion of DAC of $876 thousand and an income tax benefit of $2.2 million.  As of September 30, 2008, reinsurance payable to parent on the Condensed Statements of Financial Position includes $8.7 million due to ALIC for the Company’s obligation to return amounts received from ALIC for ceded contract benefits on policies subject to the rescission of coverage.

6.   Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”), currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan, may only be able to meet future obligations of its annuity contracts for the next fifteen years.  The shortfall is currently estimated to be $1.27 billion.  If Executive Life were to be declared insolvent in the future, the Company would likely have exposure to guaranty fund assessments or other costs.

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

Guarantees

Related to the disposal through reinsurance of our variable annuity business to Prudential Financial, Inc. and its subsidiary (“Prudential”) in 2006, the Company and ALIC have agreed to indemnify Prudential for certain pre–closing contingent liabilities (including extra–contractual liabilities of the Company and ALIC, and liabilities specifically excluded from the transaction) that the Company and ALIC have agreed to retain.  In addition, the Company and ALIC will indemnify Prudential for certain post–closing liabilities that may arise from the acts of the Company, ALIC and its agents, including in connection with the Company’s and ALIC’s provision of transition services. The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short–Duration and Long–Duration Contracts”. Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or the financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2008.

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

•                  In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages.  In some cases, the monetary damages sought include punitive damages.  Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings.  In the Company’s experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

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

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material adverse effect on the financial position of the Company.

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

•                  The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  In September 2008, the Court of Appeals granted AIC’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

•                  AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization.  Plaintiffs allege that they were constructively discharged so that AIC could avoid paying ERISA and other benefits offered under the reorganization.  They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours.  The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007.  Fifteen individuals opted out.  AIC’s motions for judgment on the pleadings were partially granted.  In May 2008, the Court granted summary judgment in AIC’s favor on all class claims.  Plaintiffs moved for reconsideration and in the alternative to decertify the class.  AIC opposed this motion and filed a motion for summary judgment with respect to the remaining non-class claim.  In August 2008, the court denied plaintiffs’ motion to reconsider and to decertify the class.

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

7.   Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

	Three months ended September 30,
	2008			2007
($ in thousands)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding (losses) gains arising during the period	$(96,654)	$33,829	$(62,825)	$23,124	$(8,094)	$15,030
Less: reclassification adjustment of realized capital gains and losses	(828)	290	(538)	3,025	(1,059)	1,966
Unrealized net capital gains and losses	(95,826)	33,539	(62,287)	20,099	(7,035)	13,064
Other comprehensive (loss) income	$(95,826)	$33,539	(62,287)	$20,099	$(7,035)	13,064

Net income			14,458			12,385

Comprehensive (loss) income			$(47,829)			$25,449

	Nine months ended September 30,
	2008			2007
($ in thousands)	Pre-tax	Tax	After- tax	Pre-tax	Tax	After- tax

Unrealized net holding losses arising during the period	$(213,804)	$74,831	$(138,973)	$(35,430)	$12,400	$(23,030)
Less: reclassification adjustment of realized capital gains and losses	(52,431)	18,351	(34,080)	4,142	(1,450)	2,692
Unrealized net capital gains and losses	(161,373)	56,480	(104,893)	(39,572)	13,850	(25,722)
Other comprehensive loss	$(161,373)	$56,480	(104,893)	$(39,572)	$13,850	(25,722)

Net income			15,476			30,762

Comprehensive (loss) income			$(89,417)			$5,040

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York

Hauppauge, New York

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2008, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed statements of cash flows for the nine-month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 20, 2008

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND 2007

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

OPERATIONS

Summarized financial data is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007

Revenues
Premiums (1)	$12,881	$17,720	$39,086	$54,135
Contract charges (1)	15,318	14,677	45,156	43,816
Net investment income	102,633	96,994	302,597	287,901
Realized capital gains and losses	2,530	681	(55,862)	(2,063)
Total revenues	133,362	130,072	330,977	383,789

Costs and expenses
Contract benefits	(48,933)	(45,297)	(134,092)	(136,835)
Interest credited to contractholder funds	(48,506)	(44,572)	(136,385)	(131,470)
Amortization of DAC	(3,946)	(12,049)	(6,564)	(41,022)
Operating costs and expenses	(10,945)	(9,335)	(30,948)	(26,889)
Total costs and expenses	(112,330)	(111,253)	(307,989)	(336,216)

Loss on disposition of operations	—	—	(358)	(132)
Income tax expense	(6,574)	(6,434)	(7,154)	(16,679)
Net income	$14,458	$12,385	$15,476	$30,762

Investments at September 30			$6,954,145	$7,033,317

(1)          Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges.  In the third quarter and first nine months of 2007, these ceded reinsurance premiums were $624 thousand and $1.8 million, respectively.

Net income increased 16.7% or $2.1 million in the third quarter of 2008 compared to the third quarter of 2007 and decreased 49.7% or $15.3 million in the first nine months of 2008 compared to the same period in the prior year.  These changes include an accrual recorded in the third quarter of 2008 relating to the rescission of reinsurance coverage for certain traditional and interest-sensitive life insurance policies provided in accordance with an agreement between the Company and Allstate Life Insurance Company (“ALIC”) (the “rescission”).  Excluding the impact of this accrual, which reduced net income by $4.7 million and $4.1 million in the third quarter and first nine months of 2008, respectively, net income increased 54.7% or $6.8 million in the third quarter of 2008 compared to the third quarter of 2007 and decreased 36.5% or $11.2 million in the first nine months of 2008 compared to the same period in the prior year.  The increase in the third quarter of 2008 was primarily due to lower total costs and expenses.  The decrease in net income in the first nine months of 2008 was primarily the result of higher realized capital losses, partially offset by lower total costs and expenses.

Analysis of Revenues Total revenues increased 2.5% or $3.3 million in the third quarter of 2008 and decreased 13.8% or $52.8 million in the first nine months of 2008, compared to the same periods of 2007. The increase in the third quarter of 2008 was primarily due to higher net investment income and increased net realized capital gains, partially offset by lower premiums.  The decrease in the first nine months of 2008 was due mostly to higher net realized capital losses and lower premiums, partially offset by increased net investment income.

Premiums represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident, health and other insurance products that have significant mortality or morbidity risk.

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

The following table summarizes premiums and contract charges by product.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007

Premiums
Traditional life insurance (1)	$7,335	$6,575	$21,433	$18,937
Immediate annuities with life contingencies	3,480	9,395	11,652	30,382
Accident, health and other	2,066	1,750	6,001	4,816
Total premiums	12,881	17,720	39,086	54,135

Contract charges
Interest-sensitive life insurance (1)	13,896	12,985	40,485	37,821
Fixed annuities	1,422	1,692	4,671	5,995
Total contract charges (2)	15,318	14,677	45,156	43,816

Premiums and contract charges	$28,199	$32,397	$84,242	$97,951

(1)

Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In the third quarter and first nine months of 2007, these ceded reinsurance premiums were $624 thousand and $1.8 million, respectively.

(2)

Total contract charges for the third quarter of 2008 and 2007 include contract charges related to the cost of insurance of $9.2 million.  Total contract charges for the first nine months of 2008 and 2007 include contract charges related to the cost of insurance of $27.3 million and $25.9 million, respectively.

Total premiums decreased 27.3% or $4.8 million and 27.8% or $15.0 million in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.  These declines include the impact of a prospective reporting reclassification for certain ceded reinsurance premiums.  Excluding the impact of this reporting reclassification, total premiums decreased 29.8% or $5.5 million and 30.2% or $16.9 million in the third quarter and first nine months of 2008, respectively, compared to the same periods in the prior year.  These declines were primarily the result of lower sales of immediate annuities with life contingencies.

Total contract charges increased 4.4% or $641 thousand and 3.1% or $1.3 million in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007. These increases include the impact of the prospective reporting reclassification for certain ceded reinsurance premiums.  Excluding the impact of this reporting reclassification, total contract charges increased 9.0% or $1.3 million and 7.6% or $3.2 million in the third quarter and first nine months of 2008, respectively, compared to the same periods in the prior year.  The increase in both periods was primarily attributable to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities.

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

 The following table shows the changes in contractholder funds.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007

Contractholder funds, beginning balance	$5,033,362	$4,711,868	$4,848,461	$4,708,428
Deposits
Fixed annuities	125,993	134,811	448,317	293,832
Interest-sensitive life insurance	25,070	25,922	77,905	76,196
Variable life deposits allocated to fixed accounts	25	13	54	42
Total deposits	151,088	160,746	526,276	370,070

Interest credited	49,777	45,042	142,495	133,598

Benefits, withdrawals and other adjustments
Benefits	(46,420)	(35,329)	(120,864)	(110,496)
Surrenders and partial withdrawals	(83,455)	(65,248)	(244,262)	(225,911)
Contract charges	(13,767)	(12,317)	(39,896)	(35,911)
Net transfers to separate accounts	(11)	—	(18)	—
Other adjustments (1)	(4,751)	(13,500)	(26,369)	(48,516)
Total benefits, withdrawals and other adjustments	(148,404)	(126,394)	(431,409)	(420,834)

Contractholder funds, ending balance	$5,085,823	$4,791,262	$5,085,823	$4,791,262

(1)          The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Condensed Statements of Financial Position.  The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Condensed Statements of Operations.  As a result, the net change in contractholder funds associated with products reinsured is reflected as a component of the other adjustments line.

Contractholder funds increased 1.0% in the third quarter of 2008, compared to an increase of 1.7% in the third quarter of 2007, and increased 4.9% in the first nine months of 2008, compared to an increase of 1.8% in the same period in the prior year.  Average contractholder funds increased 6.5% and 4.6% in the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007.

Contractholder deposits decreased 6.0% in the third quarter and increased 42.2% in the first nine months of 2008, compared to the same periods of 2007.  The decrease in the third quarter of 2008 was primarily due to a 6.5% decline in deposits on fixed annuities due to increasingly competitive market conditions partially offset by improvements in the attractiveness of fixed annuities relative to competing products.  Higher contractholder deposits in the first nine months of 2008 was primarily due to a 52.6% increase in fixed annuity deposits due to improvements in the attractiveness of fixed annuities relative to competing products.

Surrenders and partial withdrawals increased 27.9% and 8.1% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007.  These increases were due to higher surrenders and partial withdrawals on fixed annuities.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 8.3% and 8.1% in the first nine months of 2008 and 2007, respectively.

Net investment income increased 5.8% and 5.1% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007 due primarily to higher average investment balances.

Net realized capital gains and losses reflected net gains of $2.5 million and $681 thousand in the third quarter of 2008 and 2007, respectively, and net losses of $55.9 million and $2.1 million in the first nine months of 2008 and 2007, respectively.  For further discussion of realized capital gains and losses, see the Investments section of MD&A.

Analysis of Costs and Expenses Total costs and expenses increased 1.0% or $1.1 million in the third quarter of 2008 compared to the third quarter of 2007 and decreased 8.4% or $28.2 million in the first nine months of 2008 compared with the same period in the prior year. These changes include an accrual recorded in the third quarter of 2008 relating to the rescission.  Excluding the impact of this accrual, which increased total costs and expenses by $7.2 million and $6.3 million in the third quarter and first nine months of 2008, respectively, total costs and expenses decreased 5.5% or $6.1 million in the third quarter of 2008 compared to the third quarter of 2007 and 10.3% or $34.5 million in the first nine months of 2008 compared to the same period in the prior year.  The decline in both periods was primarily due to lower amortization of DAC and decreased contract benefits.

Contract benefits increased 8.0% or $3.6 million in the third quarter of 2008 compared to the third quarter of 2007 and decreased 2.0% or $2.7 million in the first nine months of 2008 compared to the same period in 2007.  These changes include an accrual recorded in the third quarter of 2008 relating to the rescission.  Excluding the impact of this accrual, which increased contract benefits by $8.3 million and $7.1 million in the third quarter and first nine months of 2008, respectively, contract benefits decreased 10.3% or $4.7 million in the third quarter of 2008 compared to the third quarter of 2007 and 7.2% or $9.8 million in the first nine months of 2008 compared to the same period in the prior year. These declines mostly resulted from lower contract benefits on annuities due primarily to lower sales of immediate annuities with life contingencies.  In the third quarter of 2008, the decrease was also impacted by favorable mortality experience on immediate annuities with life contingencies, partially offset by unfavorable mortality experience on life insurance products.  In the first nine months of 2008, the impact of lower sales of immediate annuities with life contingencies was partially offset by unfavorable mortality experience on annuities and life insurance products.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $26.3 million and $27.1 million in the third quarter of 2008 and 2007, respectively, and totaled $80.9 million and $80.5 million in the first nine months of 2008 and 2007, respectively.  The benefit spread by product group is disclosed in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007
Life insurance (1)	$(2,114)	$8,863	$13,933	$21,226
Annuities	1,503	(207)	(755)	2,412
Total benefit spread (1)	$(611)	$8,656	$13,178	$23,638

(1)          The Company accrued contract benefits in the third quarter of 2008 relating to the rescission.  The accrual resulted in a reduction to benefit spread in the third quarter and first nine months of 2008 of $8.3 million and $7.1 million, respectively.  See Note 5 to the Condensed Financial Statements for further details.

Interest credited to contractholder funds increased 8.8% and 3.7% in the third quarter and first nine months of 2008 compared to the same periods in the prior year due primarily to higher average contractholder funds.  In the first nine months of 2008, the impact of higher average contractholder funds was partially offset by the impact of amortization of deferred sales inducements (“DSI”).  Amortization of DSI reflected a credit to income of $297 thousand in the first nine months of 2008 compared to a charge to income of $5.1 million in the first nine months of 2007.  The change of $5.4 million in the first nine months of 2008 compared to the same period in the prior year was predominantly the result of increased realized capital losses recorded in the current year period on assets that support fixed annuities.

In order to analyze the impact of net investment income and interest credited to contractholders on net income, we review the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies which is included as a component of contract benefits on the Condensed Statements of Operations (“investment spread”).  The investment spread by product group is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007
Annuities	$15,749	$14,577	$50,301	$45,554
Life insurance	476	809	2,273	2,267
Net investment income on investments supporting capital	11,645	9,953	32,758	28,142
Total investment spread	$27,870	$25,339	$85,332	$75,963

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended September 30.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spread
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	5.6%	5.7%	4.7%	4.6%	0.9%	1.1%
Deferred fixed annuities	5.5	5.7	3.5	3.5	2.0	2.2
Immediate fixed annuities with and without life contingencies	7.1	7.3	6.5	6.6	0.6	0.7
Investments supporting capital, traditional life and other products	6.9	6.1	N/A	N/A	N/A	N/A

The following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the nine months ended September 30.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spread
	2008	2007	2008	2007	2008	2007
Interest-sensitive life insurance	5.7%	5.7%	4.6%	4.6%	1.1%	1.1%
Deferred fixed annuities	5.6	5.6	3.5	3.4	2.1	2.2
Immediate fixed annuities with and without life contingencies	7.2	7.4	6.5	6.6	0.7	0.8
Investments supporting capital, traditional life and other products	6.4	5.9	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities as of September 30 and indicates the account value of those contracts and policies in which an investment spread is generated.

	As of September 30,
($ in thousands)	2008	2007
Immediate fixed annuities with life contingencies	$1,634,851	$1,607,719
Other life contingent contracts and other	335,510	350,044
Reserve for life-contingent contract benefits	$1,970,361	$1,957,763

Interest-sensitive life insurance	$566,558	$515,037
Deferred fixed annuities	3,919,140	3,705,304
Immediate fixed annuities without life contingencies and other	600,125	570,921
Contractholder funds	$5,085,823	$4,791,262

Amortization of DAC decreased 67.3% or $8.1 million in the third quarter of 2008 compared to the third quarter of 2007 and 84.0% or $34.5 million in the first nine months of 2008 compared to the same period in the prior year.  The decrease in amortization of DAC in the third quarter of 2008 was primarily due to lower actual gross profits on fixed annuities.  The decrease in amortization of DAC in the first nine months of 2008 was predominantly the result of reduced actual gross profits for fixed annuities due to realized capital losses recorded in the current year period, and the recognition in the current year period of amortization deceleration (credit to income) of $8.8 million compared to amortization acceleration (charge to income) of $5.8 million in the prior year period due to our annual comprehensive review of DAC assumptions (commonly referred to as “DAC unlocking”).

Accretion of DAC relating to realized capital gains and losses was $4.5 million and $15.3 million in the third quarter and first nine months of 2008, respectively, compared to amortization of DAC of $91 thousand in the third quarter of 2007 and accretion of DAC of $209 thousand in the first nine months of 2007.  The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

In accordance with our annual comprehensive review of DAC assumptions, in the first quarter of 2008, the Company recognized net amortization deceleration totaling $8.8 million, including $6.5 million for fixed annuities and $2.3 million for interest-sensitive life insurance products.  In the first quarter of 2007, net amortization acceleration totaled $5.8 million and included net amortization deceleration of $1.5 million for interest-sensitive life insurance products and net amortization acceleration of $7.3 million for fixed annuities.  The first quarter 2008 net amortization deceleration of $6.5 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses and the net amortization deceleration of $2.3 million on interest-sensitive life insurance products was due to higher than expected benefit spreads partially offset by increased expenses.

Operating costs and expenses increased 17.2% and 15.1% in the third quarter and first nine months of 2008, respectively, compared to the same periods of 2007 due primarily to higher expenses related to growth initiatives.  In addition, the prior year periods benefited from a servicing fee paid by Prudential Financial Inc. for our servicing of the variable annuity business that we ceded to them during a transition period beginning in 2006.

Loss on disposition of operations for the first nine months of 2008 and 2007 totaled $358 thousand and $132 thousand, respectively.  Losses in each period were related to adjustments associated with a previous period disposition.

Income tax expense increased 2.2% or $140 thousand in third quarter of 2008 compared to the third quarter of 2007 and decreased 57.1% or $9.5 million in the first nine months of 2008 compared to the same period in the prior year.  These changes include the tax effect of an accrual recorded in the third quarter of 2008 relating to the rescission. Excluding the tax effect of the accrual, which decreased income tax expense by $2.5 million and $2.2 million in the third quarter and first nine months of 2008, respectively, income tax expense increased 41.5% or $2.7 million in the third quarter of 2008 compared to the third quarter of 2007 and decreased 44.0% or $7.3 million in the first nine months of 2008 compared to the same period in the prior year.  These changes primarily reflect changes in pre-tax income.

INVESTMENTS

During 2008, we developed risk mitigation and return optimization programs as our outlook on the economy has experienced significant revisions as conditions deteriorated throughout the year.  By the end of the third quarter of 2008, we modified our outlook to a more severe and prolonged downturn in the global financial markets and economy.  This represents a significant change from our assessment of the economy as of the end of the second quarter of 2008 where we had an outlook for continued weakness in the global financial markets and economy including continued volatility in the financial markets, continued reduced liquidity in certain asset classes and further unfavorable economic trends.  The risk mitigation and return optimization programs augment earlier actions to reduce investments in real estate and other market sectors as well as to mitigate exposures to risk-free interest rate spikes.  We expect continued volatility in the financial markets, significantly reduced liquidity in certain asset classes and unfavorable economic trends.  In addition, the potential for systemic investment supply and demand imbalances has remained above normal due to the deteriorating credit strength of financial institutions and eroding investor confidence.

During the third quarter of 2008, reflecting decisions made and reported at the end of the second quarter of 2008, we pursued risk mitigation and return optimization programs to protect portfolio value.  A comprehensive review identified specific investments that could be significantly impacted by continued deterioration in the economy including certain real estate and financial-related market sectors that may be sold. This included a portion of our residential and commercial real estate securities including securities collateralized by residential and commercial mortgage loans, mortgage loans and securities issued by financial institutions.  The risk mitigation and return optimization programs as of the end of the second quarter of 2008, which resulted in change in intent write-downs, were designed to reduce our exposure to residential and commercial real estate and financial related markets by approximately $276 million of amortized cost, prior to change in intent write-downs.  As of June 30, 2008, we held $268.8 million of investments for which we had changed our intent to hold to recovery.  These investments included $229.8 million that we believed to be vulnerable to significant additional credit and pricing pressures, and $39.0 million related to individual securities.  During the third quarter of 2008, we sold $127.3 million of these securities.  Change in intent write-downs of $15.3 million were recorded in the third quarter of 2008 including $12.5 million related to securities for which we changed our intent to hold to recovery in the second quarter of 2008 that we still held at September 30, 2008 and $2.8 million related to $18.8 million of securities for which we changed our intent to hold to recovery in the third quarter of 2008 due to unanticipated changes in facts and circumstances.  Investments for which we changed our intent to hold to recovery totaled $130.3 million as of September 30, 2008.

As a part of our risk mitigation and return optimization activities, we have taken the following actions:

•                  Developed a tactical positioning in liquid assets and assets that we can sell without significant loss.

•                  Continued to reduce exposure in assets other than those for which we have asserted an intent to hold until recovery where we have credit concerns or where there has been a significant change in facts and circumstances.

•                  Our exposure to financial-related market sectors, which primarily includes fixed income holdings in banks, brokerages, finance companies and insurance, decreased to $877.2 million as of September 30, 2008 from $1.02 billion as of December 31, 2007, primarily as a result of targeted sales and declines in fair value.

•                  Our exposure to residential and commercial real estate market sectors comprised primarily mortgage-backed securities (“MBS”), commercial mortgage-backed securities (“CMBS”), asset-backed residential mortgage-backed securities (“ABS RMBS”), and mortgage loans decreased to $1.86 billion as of September 30, 2008 from $2.07 billion as of December 31, 2007 as a result of targeted sales and declines in fair value.

•                  Reduced overall counterparty exposure replacing over-the-counter (“OTC”) derivatives transactions with exchange traded instruments where available and, in one case, terminating a counterparty relationship.

•                  During the third quarter of 2008, we sold $66.7 million of government securities and recognized realized capital gains of $17.3 million.  In addition, through October 20, 2008, we sold government securities with a carrying value of $112.2 million on which we realized capital gains of $26.7 million.

We continue to monitor the progress of these programs as market and economic conditions develop and will adapt our decisions as appropriate.  Our continuing focus is to manage our risks and to position our portfolio to take advantage of market opportunities while attempting to mitigate further adverse effects.

Funds raised from the sales of securities will eventually be invested in accordance with our asset-liability management strategies.  To the extent markets remain unstable, we intend to deploy funds available for reinvestment in high quality, shorter term, and lower-risk investments.  Net investment income may be lower as a function of current yields available on these investments as well as somewhat higher short term balances.

An important component of our financial results is the return on our investment portfolio.  The composition of the investment portfolio at September 30, 2008 is presented in the table below.

		Percent
($ in thousands)	Investments	of total

Fixed income securities (1)	$5,802,640	83.4%
Mortgage loans	711,933	10.2
Short-term	398,296	5.7
Policy loans	39,114	0.6
Other	2,162	0.1
Total	$6,954,145	100.0%

(1) Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $5.85 billion.

Total investments decreased to $6.95 billion at September 30, 2008, from $7.06 billion at December 31, 2007, due to unrealized net capital losses and net realized capital losses, partially offset by positive cash flows from operating and financing activities, including increased funds associated with securities lending.

Total investments at amortized cost related to collateral received in connection with securities lending business activities increased to $223.9 million at September 30, 2008, from $198.1 million at December 31, 2007.

Fixed income securities by type are listed in the table below.

($ in thousands)	Fair value at September 30, 2008	% to Total investments	Fair value at December 31, 2007	% to Total investments

U.S. government and agencies	$827,337	11.9%	$797,191	11.3%
Municipal	455,265	6.6	433,307	6.1
Corporate	3,068,574	44.1	3,378,811	47.9
Foreign government	341,653	4.9	333,540	4.7
MBS	389,819	5.6	419,617	6.0
CMBS	635,951	9.1	791,941	11.2
Asset-backed securities (“ABS”)	75,536	1.1	106,877	1.5
Redeemable preferred stock	8,505	0.1	9,844	0.2
Total fixed income securities	$5,802,640	83.4%	$6,271,128	88.9%

At September 30, 2008, 97.4% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

During the third quarter of 2008, certain financial markets continued to experience price declines due to market and liquidity disruptions.  We experienced this illiquidity and disruption particularly in our prime residential mortgage-backed securities (“Prime”), Alt-A residential mortgage-backed securities (“Alt-A”), commercial real estate collateralized debt obligations (“CRE CDO”), ABS RMBS and other collateralized debt obligations (“other CDO”) portfolios.  These portfolios totaled $146.5 million, or approximately 2.1% of our total investments at September 30, 2008.  Other securities markets, including certain other asset-backed and real estate-backed securities markets, experienced illiquidity, but to a lesser degree.

We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider, brokers and other sources. We confirmed the reasonableness of the fair value of these portfolios as of September 30, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

Impairment write-downs during the third quarter of 2008 were recorded on our ABS RMBS and CRE CDO totaling $305 thousand and $1.2 million, respectively, for a total of $1.5 million.  Impairment write-downs during the first nine months of 2008 were recorded on our ABS RMBS and CRE CDO totaling $938 thousand and $7.7 million, respectively, for a total of $8.6 million.  Change in intent write-downs for the third quarter of 2008 included losses on our ABS RMBS and CRE CDO totaling $952 thousand and $326 thousand, respectively, for a total of $1.3 million.  Change in intent write-downs during the first nine months of 2008 included losses on our ABS RMBS and CRE CDO totaling $5.1 million and $5.8 million, respectively, for a total of $10.9 million.

The par value of our illiquid investment portfolios totaled $191.3 million and amortized cost totaled $176.0 million or 92.0% of par value at September 30, 2008, which is primarily the result of write-downs of approximately $15.3 million.  Fair value of these investments totaled $146.5 million or 76.6% of par value.

The unrealized net capital losses as of September 30, 2008 on our illiquid portfolios are detailed in the following table.

($ in thousands)	Par value (2)	Amortized cost (1) (2)	% Amortized cost to par value	Fair value	% Fair value to par value	Unrealized gain/loss
MBS
Prime	$47,165	$47,370	100.4%	$41,521	88.0%	$(5,849)
Alt-A	30,000	29,618	98.7	24,106	80.4	(5,512)

CMBS
CRE CDO	14,929	5,311	35.6	5,329	35.7	18

ABS
ABS RMBS	70,275	64,793	92.2	52,877	75.2	(11,916)
Other CDO	28,939	28,939	100.0	22,659	78.3	(6,280)

Total	$191,308	$176,031	92.0	$146,492	76.6	$(29,539)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

(2) The difference between par value and amortized cost of $15.3 million is primarily attributable to write-downs.  Par value has been reduced by principal payments.

Unrealized net capital losses as of September 30, 2008 included $5.8 million on Prime, $5.5 million on Alt-A, $11.9 million on ABS RMBS, and $6.3 million on other CDO, for a total of $29.5 million.  Unrealized net capital gains as of September 30, 2008 included $18 thousand on CRE CDO.

Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of September 30, 2008 are shown in the following table.

($ in thousands)	Fair value	Unrealized gain/loss
ABS
ABS RMBS	$7,381	$(9,169)
Other CDO	6,432	(3,568)
Total	$13,813	$(12,737)

In addition, as of September 30, 2008, CMBS excluding CRE CDO par value totaled $753.8 million and amortized cost totaled $730.0 million or 96.8% of par value, which was primarily the result of write-downs.  Fair value totaled $630.6 million or 83.7% of par value.

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

The cash flows of the underlying mortgages or collateral for MBS, CRE CDO and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In addition, the portion of the capital structure originally rated Aaa may further be divided into multiple sub-classes, “super senior”, “senior”, ”senior support” for Prime and Alt-A issues, and “first”, “second”, “third” for ABS RMBS issues. The sub-classes may receive principal repayments on a sequential or pro-rata payment basis depending upon the structure.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Although the various Aaa classes may receive principal sequentially, they may share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings or what may be referred to as more “junior” or “subordinate” securities in the capital structure.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

MBS totaled $389.8 million and 100.0% were rated investment grade at September 30, 2008.  The MBS portfolio is subject to interest rate risk since price volatility and the ultimate realized yield are affected by the rate of prepayment of the underlying mortgages.  The credit risk associated with our MBS is mitigated due to the fact that 83.2% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by, U.S. government agencies or U.S. government sponsored entities (“U.S. Agency”).

The following table shows MBS by type and Moody’s equivalent rating.

($ in thousands)	Fair value at September 30, 2008	% to Total Investments	Aaa
MBS
U.S. Agency	$324,192	4.7%	100.0%
Prime	41,521	0.6	100.0
Alt-A	24,106	0.3	100.0
Total MBS	$389,819	5.6%

Prime are collateralized by residential mortgage loans issued to prime borrowers.  As of September 30, 2008, fair value represents 87.7% of amortized cost of these securities.  We have collected $479 thousand and $3.1 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  All of our Prime MBS positions comprised fixed rate mortgages, and include securities issued before 2005 that are in the Aaa class of the capital structure. The following table shows our Prime portfolio as of September 30, 2008 based upon our participation in the capital structure.

($ in thousands)
	Fair value	Amortized cost (1)	Unrealized gain/loss
Capital structure classification
Aaa – Fixed rate
Super Senior	$4,415	$4,913	$(498)
Senior	37,106	42,457	(5,351)
Total	$41,521	$47,370	$(5,849)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

Alt-A can be issued by trusts backed by pools of residential mortgages with either fixed or variable interest rates.  The mortgage pools can include residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who do not qualify for prime financing terms due to high loan-to-value ratios or limited supporting documentation.  As of September 30, 2008, all of our Alt-A portfolio are in the Aaa class and were issued prior to 2005 at fixed rates and had net unrealized losses of $5.5 million.  Fair value represents 81.4% of the amortized cost of these securities.

CMBS totaled $636.0 million all of which were rated investment grade at September 30, 2008.  The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Approximately 97.4% of the CMBS investments are pools of commercial mortgages, broadly diversified across property types and geographical area.  The following table shows CMBS by type and Moody’s equivalent rating.

($ in thousands)	Fair value at September 30, 2008	% to Total investments	Aaa	Aa	A	Baa

CMBS	$630,622	9.1%	81.2%	15.4%	3.4%	—%
CRE CDO	5,329	—	—	—	22.3	77.7
Total CMBS	$635,951	9.1%

CRE CDO are investments secured primarily by commercial mortgage-backed securities and other commercial mortgage debt obligations.  These securities are generally less liquid and have a higher risk profile than other commercial mortgage-backed securities.  As of September 30, 2008, fair value represents 100.3% of the amortized cost of these securities.  During the third quarter of 2008, we sold $18.4 million of CRE CDO.  We also collected $682 thousand and $696 thousand of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during the third quarter and first nine months of 2008 were recorded on our CRE CDO totaling $1.2 million and $7.7 million, respectively.  In addition, $326 thousand and $5.8 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008, respectively, on CRE CDO.  The following table shows our CRE CDO portfolio at September 30, 2008 by vintage year, based upon our participation in the capital structure.

($ in thousands)	Vintage year
	2006	2005	Fair value	Amortized cost (1)	Unrealized gain/loss

Capital structure (2)
Aa	$2,857	$—	$2,857	$2,857	$—
A	—	1,190	1,190	1,190
Baa	—	1,282	1,282	1,264	18
Total	$2,857	$2,472	$5,329	$5,311	$18

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

(2) May not be consistent with current ratings due to downgrades.

ABS totaled $75.5 million and 97.3% were rated investment grade at September 30, 2008.  ABS by type are listed in the table below.

($ in thousands)	Fair value at September 30, 2008	% to Total investments	Fair value as a % of amortized cost	Aaa	Aa	A	Baa	Ba or lower
ABS
ABS RMBS non-insured	$42,615	0.6%	90.8%	85.5%	3.0%	0.7%	6.1%	4.7%
ABS RMBS insured	10,262	0.2	57.4	6.8	41.1	45.1	—	7.0
Total ABS RMBS	52,877	0.8	81.6	70.2	10.4	9.4	4.9	5.1
Other collateralized debt obligations	22,659	0.3	78.3	55.3	16.3	28.4	—	—
Total ABS	$75,536	1.1%	80.6

ABS RMBS portfolio includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral.

($ in thousands)	Fair value at September 30, 2008	% to Total investments
ABS RMBS
First lien:
Fixed rate(1)	$12,230	0.2%
Variable rate(1)	26,605	0.4
Total first lien(2)	38,835	0.6
Second lien :
Insured	9,196	0.1
Other	4,846	0.1
Total second lien(3)	14,042	0.2
Total ABS RMBS	$52,877	0.8%

(1)          Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

(2)          The credit ratings of the first lien ABS RMBS were 86.6% Aaa, 4.0% Aa, 1.0% A, 6.6% Baa and 1.8% Ba or lower at September 30, 2008.

(3)          The credit ratings of the second lien ABS RMBS were 25.2% Aaa, 28.1% Aa, 32.4% A and 14.3% Ba or lower at September 30, 2008.

As of September 30, 2008, the ABS RMBS portfolio had net unrealized losses of $11.9 million.  Fair value represents 81.6% of the amortized cost of these securities.  ABS RMBS securities with a fair value less than 70% of amortized cost totaled $7.4 million, with unrealized losses of $9.2 million.  During the third quarter and first nine months of 2008, we sold $311 thousand and $318 thousand of ABS RMBS, respectively, recognizing a loss of $52 thousand and $62 thousand, respectively.  We also collected $4.5 million and $12.4 million of principal repayments consistent with the expected cash flows during the third quarter and first nine months of 2008, respectively.  Impairment write-downs during the third quarter and first nine months of 2008 were recorded on our ABS RMBS totaling $305 thousand and $938 thousand, respectively.  In addition, $952 thousand and $5.1 million of change in intent write-downs were recorded during the third quarter and first nine months of 2008, respectively, on ABS RMBS.

When buying ABS RMBS securities from 2006 and 2007 vintages, we concentrated our holdings in securities that were senior or at the top of the structure and that were generally within the first three Aaa sub-classes of the capital structure, as it was expected that, in the unlikely event of losses in the underlying collateral, these sub-classes within the Aaa class would likely either be paid in full or receive substantial principal repayments before underlying mortgage losses would breach that level.  However, when the underlying mortgage product was fixed-rate in nature, which we assessed to have stronger underwriting origination standards than variable rate collateral, we invested somewhat lower in the capital structure, such as securities below the first three Aaa sub-classes.  The vast majority of our ABS RMBS from 2006 and 2007 are concentrated within originally rated Aaa or Aa securities.

The following table includes first lien non-insured ABS RMBS by vintage, the interest rate characteristics of the underlying mortgage product and our participation in the capital structure. The information in this table, together with the second lien non-insured, comprise the $42.6 million of non-insured ABS RMBS.

($ in thousands)	2007				2006
Capital structure classification (3)	Variable rate	Fixed rate	Total fair value	Total amortized cost (1)	Variable rate	Fixed rate	Total fair value	Total amortized cost (1)
First or Second Aaa class	$4,875	$1,508	$6,383	$6,910	$16,616	$729	$17,345	$18,332
Third Aaa class	—	—	—	—	3,986	1,591	5,577	6,419
Other Aaa (2)	—	8,402	8,402	8,121	—	—	—	—
Total Aaa First Lien Non-Insured ABS RMBS	$4,875	$9,910	$14,785	$15,031	$20,602	$2,320	$22,922	$24,751

($ in thousands)	2005				Total
Capital structure Classification (3)	Variable rate	Fixed rate	Total fair value	Total amortized cost (1)	Variable rate	Fixed rate	Total fair value	Total amortized cost (1)	Unrealized gain/loss
First or Second Aaa class	$62	$—	$62	$62	$21,553	$2,237	$23,790	$25,304	$(1,514)
Third Aaa class	—	—	—	—	3,986	1,591	5,577	6,419	(842)
Other Aaa (1)	—	—	—	—	—	8,402	8,402	8,121	281
Total Aaa First Lien Non-Insured ABS RMBS	$62	$—	$62	$62	$25,539	$12,230	$37,769	$39,844	$(2,075)

(1)          Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)          Includes primarily pass-through securities and “NAS” bonds.  NAS bonds are typically locked out from receiving principal prepayments for a specified period of time after which they receive prepayment allocations according to a specified formula.

(3)          May not be consistent with current ratings due to downgrades.

We also own approximately $4.8 million of second lien ABS RMBS non-insured securities, representing 68.5% of amortized cost.  Approximately $2.0 million or 41.3% of this portfolio are 2006 and 2007 vintage years.

At September 30, 2008, $10.3 million or 19.4% of the total ABS RMBS securities are insured by 4 bond insurers and 93.0% of these insured securities were rated investment grade. $46.2 million or 87.4% of the portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At September 30, 2008, 64.9% of securities issued during 2005, 2006 and 2007 were rated Aaa, 3.2% rated Aa, 9.4% rated A, 4.9% rated Baa and 5.2% rated Ba or lower.

The following table shows our insured ABS RMBS portfolio at September 30, 2008 by bond insurer and vintage year for the first lien and second lien collateral.

($ in thousands)	Vintage year
	2007	2006	2005	Pre-2005	Fair value	Amortized cost (1)	Unrealized gain/loss
First Lien:
Financial Guarantee Insurance Company (“FGIC”)	$718	$77	$—	$—	$795	$924	$(129)
Ambac Financial Group, Inc. (“AMBAC”)	—	271	—	—	271	281	(10)
Total First Lien	718	348	—	—	1,066	1,205	(139)
Second Lien:
AMBAC	—	—	124	3,822	3,946	4,512	(566)
MBIA, Inc (“MBIA”)	4,556	—	—	—	4,556	9,854	(5,298)
Financial Security Assurance, Inc.(“FSA”)	694	—	—	—	694	2,303	(1,609)
Total Second Lien	5,250	—	124	3,822	9,196	16,669	(7,473)
Total Insured ABS RMBS	$5,968	$348	$124	$3,822	$10,262	$17,874	$(7,612)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable

Other CDO totaled $22.7 million and all were rated investment grade at September 30, 2008.  Other CDO consist primarily of obligations secured by high yield and investment grade corporate credits.  As of September 30, 2008, the other CDO portfolio had net unrealized losses of $6.3 million.  As of September 30, 2008, fair value represents 78.3% of the amortized cost of these securities. Other CDO securities with a fair value less than 70% of amortized cost totaled $6.4 million, with unrealized losses of $3.6 million.

Insured Investments As of September 30, 2008, we hold $258.7 million of fixed income securities that are insured by bond insurers, including approximately $242.2 million or 53.2% of our municipal bond portfolio and $10.3 million of our ABS RMBS.  53.2% of our municipal bond portfolio is insured by five bond insurers and 43.2% have a Moody’s equivalent rating of Aaa or Aa.  Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the primary obligor.  As of September 30, 2008, we believe the valuations already reflected a decline in the value of the insurance, and further such declines, if any, are not expected to be material.  While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows.  As of September 30, 2008, 45.7% of our insured municipal bond portfolio was insured by MBIA, 19.4% by AMBAC, 16.3% by FGIC and 13.3% by FSA.

Municipal Bonds  Included in our municipal bond portfolio at September 30, 2008 are $108.8 million of auction rate securities (“ARS”) that have long-term stated maturities, with the interest rate reset based on auctions that historically occured every 7, 28 or 35 days depending on the specific security.  This is compared to a balance of ARS at December 31, 2007 of $133.7 million, with the decline representing primarily redemptions from calls or refunding proceeds since December 31, 2007.  Our holdings primarily have a Moody’s equivalent rating of Aaa.  We make our investment decisions based on the underlying credit of each security.  All of our holdings are pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security.  As of September 30, 2008, $85.4 million of our ARS backed by student loans was 100% insured by the U.S Department of Education and $23.4 million were 90-99% insured. During the third quarter of 2008, all of our student loan ARS holdings experienced failed auctions and we received the failed auction rate or, for those which contain maximum reset rate formulas, we received the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below.  Auctions continue to be conducted as scheduled for each of the securities.

We estimate that approximately one third of our student loan backed ARS include maximum rate reset formulas whereby when the failed auction rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate.  This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate so that it does not exceed the annual contractual maximum rate.  Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities.  During the third quarter of 2008, $2.8 million of our ARS reset using the maximum rate reset formula.

During the third quarter of 2008, regulatory authorities announced preliminary settlements in principle with some of the largest broker-dealers of ARS following extensive investigations into the February 2008 ARS market collapse.  According to press releases, the settlements require broker-dealers to expeditiously provide liquidity solutions to institutional customers within specified timeframes.  While the press release descriptions of the preliminary settlement terms vary in details for institutional investors, at least one description calls for liquidation at par, while other descriptions call for a “best efforts” approach.

Exposure to certain financial institutions  Our direct exposure to American International Group, Bank of America Corporation (including Countrywide), Goldman Sachs Group, LLP, JP Morgan Chase & Company (including Bear Stearns and Washington Mutual), Merrill Lynch and Company, Morgan Stanley, Wachovia Corporation and Fannie Mae totals $151.1 million or 2.2% of our total investment portfolio as of September 30, 2008.  On these names, we had $7.8 million in impairment write-downs and $1.6 million in change in intent write-downs during the third quarter of 2008, and $7.8 million in impairment write-downs and $7.6 million in change in intent write-downs during the first nine months of 2008.

Unrealized net capital losses totaled $42.7 million as of September 30, 2008, compared to unrealized net capital gains of $341.5 million at December 31, 2007.  The decline was primarily due to widening credit spreads. Net unrealized capital losses increased despite the realization of capital losses on sales and impairments, including change in intent write-downs, during the third quarter and first nine months of 2008.  We continue to experience volatility in the balance of our unrealized net capital gains and losses as we did between the years 2004/2005 and 2006/2007.  The following tables present total unrealized gains and losses, pre-tax and after-tax.

($ in thousands)	September 30,	December 31,
	2008	2007
U.S. government and agencies	$202,059	$220,299
Municipal	(12,207)	11,552
Corporate	(176,347)	63,866
Foreign government	73,897	73,689
MBS	(12,023)	(113)
CMBS	(99,313)	(19,250)
ABS	(18,196)	(8,326)
Redeemable preferred stock	(796)	512
Fixed income securities	(42,926)	342,229
Derivatives	234	(766)
Unrealized net gains and losses, pre-tax	$(42,692)	$341,463

($ in thousands)	September 30,	December 31,
	2008	2007
Fixed income securities	$(42,926)	$342,229
Derivative instruments	234	(766)
Unrealized net gains and losses, pre-tax	(42,692)	341,463
Amounts recognized for:
Insurance Reserves (1)	(193,788)	(261,846)
Deferred policy acquisition and sales inducement costs (2)	175,395	20,672
Total	(18,393)	(241,174)
Deferred income taxes	21,380	(35,101)
Unrealized net capital gains and losses, after-tax	$(39,705)	$65,188

(1)          The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized.  Since these products have a long-term expected life, the proceeds from investments sold in an unrealized gain position would be reinvested at current lower interest rates, resulting in a premium deficiency.  The adjustment primarily relates to structured settlement annuities with life contingencies, in addition to certain payout annuities with life contingencies.

(2)          The deferred policy acquisition and sales inducement costs adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

The net unrealized loss for the fixed income portfolio totaled $42.9 million, comprised of $329.3 million of unrealized gains and $372.2 million of unrealized losses at September 30, 2008.  This is compared to a net unrealized gain for the fixed income portfolio totaling $342.2 million at December 31, 2007, comprised of $437.5 million of unrealized gains and $95.3 million of unrealized losses.

Of the gross unrealized losses in the fixed income portfolio at September 30, 2008, $346.8 million or 93.2% were related to investment grade securities and are primarily related to widening credit spreads.  Most of the remaining $25.4 million of losses were in the corporate fixed income portfolio and primarily comprised securities in the capital goods, consumer goods, financial services, utilities and communications sectors.  The gross unrealized losses in these sectors were primarily related to changes in interest rates and credit spreads, and company specific conditions.

Included in gross unrealized losses at September 30, 2008 were $166.4 million of fixed income securities with a fair value below 70% of amortized cost, or 2.8% of our fixed income portfolio at September 30, 2008.  The percentage of fair value to amortized cost for the remaining fixed income gross unrealized losses at September 30, 2008 are shown in the following table.

($ in thousands)	Unrealized (loss) gain	Fair value	% to Total fixed income investments
> 80% of amortized cost	$(211,124)	$2,905,799	50.1%
70% to 80% of amortized cost	(64,599)	207,715	3.6
< 70% of amortized cost	(96,461)	166,378	2.8
Gross unrealized losses on fixed income securities	(372,184)	3,279,892	56.5
Gross unrealized gains on fixed income securities	329,258	2,522,748	43.5
Net unrealized gains and losses on fixed income securities	$(42,926)	$5,802,640	100.0%

Included in the fixed income securities with a fair value less than 70% of amortized cost totaling $166.4 million were unrealized losses comprised of other CDO of $3.6 million, ABS RMBS of $9.2 million, corporate bonds of $43.2 million, and CMBS of $40.5 million.  We continue to believe that the unrealized losses on these securities are not necessarily predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities, in the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at September 30, 2008 were included in our portfolio monitoring process for determining whether declines in value were other-than-temporary.  We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration of capital markets (i.e. debt) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, changes in duration, revisions to strategic asset allocations, liquidity needs, unanticipated federal income tax situations involving capital gain and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

The following table summarizes fixed income securities in a gross unrealized loss position according to significance, aging and investment grade classification.

	September 30, 2008			December 31, 2007
($ in thousands, except number of issues)	investment grade	Below investment grade	Total	Investment grade	Below investment grade	Total
Category (I): Unrealized loss less than 20% of cost (1)
Number of issues	530	52	582	381	60	441
Fair value	$2,805,525	$93,125	$2,898,650	$2,014,259	$103,660	$2,117,919
Unrealized	$(201,147)	$(8,189)	$(209,336)	$(74,751)	$(8,180)	$(82,931)

Category (II): Unrealized loss greater than or equal to 20% of cost for a period of less than 6 consecutive months (1)
Number of issues	67	11	78	9	5	14
Fair value	$310,549	$30,875	$341,424	$22,380	$4,830	$27,210
Unrealized	$(123,193)	$(14,033)	$(137,226)	$(9,208)	$(3,208)	$(12,416)

Category (III): Unrealized loss greater than or equal to 20% of cost for a period of 6 or more consecutive months, but less than 12 consecutive months(1)
Number of issues	12	5	17	—	—	—
Fair value	$37,558	$2,260	$39,818	$—	$—	$—
Unrealized	$(22,415)	$(3,207)	$(25,622)	$—	$—	$—

Total Number of issues	609	68	677	390	65	455
Total Fair value	$3,153,632	$126,260	$3,279,892	$2,036,639	$108,490	$2,145,129
Total Unrealized losses	$(346,755)	$(25,429)	$(372,184)	$(83,959)	$(11,388)	$(95,347)

(1)          Cost represents amortized cost.

The largest individual unrealized loss was $4.7 million for category (I), $6.1 million for category (II) and $3.6 million for category (III) as of September 30, 2008.

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

At September 30, 2008, Category (III) comprised primarily $6.4 million of other CDO, $2.5 million of ABS RMBS and $21.9 million of CMBS with unrealized losses of $3.6 million, $3.7 million and $12.3 million, respectively, for a total of $19.6 million unrealized losses.  All of these unrealized losses included securities with a fair value less than 70% of amortized cost.

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

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of September 30, 2008, no securities met these criteria.

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

The following table summarizes problem, restructured and potential problem fixed income securities as of September 30, 2008.  We had no problem, restructured or potential problem fixed income securities as of December 31, 2007.

($ in thousands)	September 30, 2008
	Par value (1)	Amortized cost (1)	Fair value	Percent of total fixed income and bank loan portfolios
Problem	$14,679	$2,924	$2,923	0.1%
Restructured	—	—	—	—
Potential problem	19,681	8,767	8,471	0.1
Total net carrying value	$34,360	$11,691	$11,394	0.2%
Cumulative write- downs recognized (2)		$22,512

(1)          The difference between par value and amortized cost of $22.7 million at September 30, 2008, is primarily attributable to write-downs.  Par value has been reduced by principal payments.

(2)          Cumulative write-downs recognized only reflects write-downs related to investments within the problem, potential problem and restructured categories.

For our problem category, par value totaled $14.7 million and amortized cost and fair value totaled $2.9 million, or 19.9% of par value at September 30, 2008.  At September 30, 2008, the problem category was comprised of CRE CDO.  There were no problem investments with a fair value less than 70% of amortized cost as of September 30, 2008.

For our potential problem category, par value totaled $19.7 million and amortized cost totaled $8.8 million, or 44.5% of par value at September 30, 2008.  Fair value for this category totaled $8.5 million, or 43.0% of par value, at September 30, 2008.  At September 30, 2008, the potential problem category primarily included $3.7 million of market value CDO, $2.7 million of financial sector related holdings and $1.3 million of CRE CDO.  There were no potential problem investments with a fair value less than 70% of amortized cost as of September 30, 2008.

We also evaluated each of these investments through our portfolio monitoring process at September 30, 2008 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.  While these balances may increase in the future, particularly if economic conditions are unfavorable, management expects that the total amount of investments in these categories will remain low relative to the total fixed income securities portfolio.

Recent developments Between September 30, 2008 and October 31, 2008, the S&P 500 index has declined 17%, the Muni Bond buyer index yields have increased 12 basis points (“bps”) and while risk free interest rates have increased as illustrated by the increase of 16 bps in U.S. Treasury 10 year yields, credit spreads have widened, as illustrated by the 42 bps spread increase in the Barclays Capital Aggregate index resulting in an overall increase of 40 bps in the Barclays Capial Aggregate Yield.  This has resulted in an increase in our unrealized losses on our fixed income securities.  Our unrealized gains and losses can vary significantly between periods.  The U.S. government is seeking to reverse these economic trends and we believe that they will be successful.

Net Investment Income The following table presents net investment income.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007
Fixed income securities	$91,662	$90,369	$273,686	$266,657
Mortgage loans	10,527	10,317	31,495	30,370
Short-term and other	3,955	3,444	9,886	11,722
Investment income, before expense	106,144	104,130	315,067	308,749
Investment expense	(3,511)	(7,136)	(12,470)	(20,848)
Net investment income	$102,633	$96,994	$302,597	$287,901

Net Realized Capital Gains and Losses  The following tables present the components of realized capital gains and losses and the related tax effect.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2008	2007	2008	2007
Sales	$24,312	$3,530	$29,664	$9,690
Impairment write-downs (1)	(9,992)	—	(17,598)	—
Change in intent write-downs (2)	(15,261)	(220)	(66,016)	(5,833)
Valuation of derivative instruments	(285)	(3,524)	(3,356)	(5,497)
Settlement of derivative instruments	3,756	895	1,444	(423)
Realized capital gains and losses, pre-tax	2,530	681	(55,862)	(2,063)
Income tax (expense) benefit	(885)	(257)	19,552	768
Realized capital gains and losses, after-tax	$1,645	$424	$(36,310)	$(1,295)

(1)          Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(2)          Change in intent write-downs reflect instances where we cannot assert a positive intent to hold until recovery.

We may sell or change our assertion to hold a security until recovery for impaired fixed income securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the carrying value, in situations where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security’s future valuations more than previously expected; including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

Upon approval of programs involving the expected disposition of investments, portfolio managers identify a population of suitable investments, typically larger than needed to accomplish the objective, from which specific securities are selected to sell.  Due to our change in intent to hold until recovery, we recognize impairments on investments within the population that are in an unrealized loss position. Further unrealized loss positions that develop subsequent to the original write-down are recognized in the reporting period in which they occur through the date the program is closed. The program is closed when the objectives of the program are accomplished or a decision is made not to fully complete it, at which time an evaluation is performed of any remaining securities and where appropriate they are redesignated as intent to hold to recovery. Reasons resulting in a decision not to complete an approved program include matters such as the mitigation of concerns that led to the initial decision, changes in priorities or new complications that emerge from significant unanticipated developments, such as subsequent significant deterioration which we view to be temporary in nature, to the point at which securities could only be sold at prices below our view of their intrinsic values, or subsequent favorable developments that support a return to the intent to hold to recovery. Subsequent other-than-temporary impairment evaluations utilize the amortized cost or cost basis that reflect the write-downs.  Fixed income securities subject to change in intent write–downs, and including those redesignated as intent to hold, continue to earn investment income and any discount or premium from the amortized cost basis that reflects the write-downs is recognized using the effective yield method over the expected life of the security.

$7.4 million or 74.5% and $14.6 million or 82.8% of the write-downs for the three months and nine months ended September 30, 2008, respectively, related to impaired securities that were performing in line with anticipated or contractual cash flows, but which were written down primarily because of further expected deterioration in the performance of the underlying collateral.  As of September 30, 2008, for these securities, there have been no defaults or defaults that have occurred in classes lower in the capital structure as of September 30, 2008.  $2.5 million and $3.0 million of write-downs for the three months and nine months ended September 30, 2008, respectively, primarily related to securities experiencing a significant departure from anticipated residual cash flows, however, we believe they retain economic value.

Impairment write-downs and cash received, inclusive of sales, on these investments were as follows:

($ in thousands)	Three months ended September 30, 2008		Nine months ended September 30, 2008
Performing in accordance with anticipated or contractual cash flows	Impairment write-downs	Cash received (3)	Impairment write-downs	Cash received

ABS RMBS	$(305)	$28	$(938)	$143
CMBS/CRE CDO	(1,223)	147	(7,716)	566
Corporate
Financials	(5,250)	300	(5,250)	600
Other	(670)	33	(670)	65
Subtotal (1)	(7,448)	508	(14,574)	1,374

Departure from anticipated or contractual cash flows
Future cash flows expected -
Corporate
Food manufacturer	—	—	(480)	37
Subtotal (2)	—	—	(480)	37
Future cash flows very uncertain -
Corporate
Financials	(2,544)	86	(2,544)	258
Subtotal	(2,544)	86	(2,544)	258
Total fixed income securities	$(9,992)	$594	$(17,598)	$1,669

(1)          Written down primarily because of expected deterioration in the performance of the underlying collateral.  As of September 30, 2008, for the securities with direct interest in the lender, there have been no defaults.  For securities supported by collateral, there have been no defaults or defaults have occurred in classes lower in the capital structure.

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

Change in intent write-downs for the three months ended September 30, 2008 comprised net realized losses on fixed income securities of $15.2 million and mortgage loans of $66 thousand, compared to realized losses on fixed income securities of $94 thousand and mortgage loans of $126 thousand for the same period of the prior year.  Change in intent write-downs for the nine months ended September 30, 2008 comprised net realized losses on fixed income securities of $64.2 million and mortgage loans of $1.8 million, compared to net realized losses on fixed income of $3.6 million and mortgage loans of $2.2 million, for the same period of the prior year.

Change in intent write-downs for the three months ended September 30, 2008 are presented in the table below.

($ in thousands)		Financial Accounting Standards Board Statement No. 157,	Fair value of outstanding change in	Net realized capital loss
Criteria	Security type	Fair Value Measurements (“SFAS No. 157”) Level	intent assets at September 30, 2008	Three months ended September 30, 2008	Nine months ended September 30, 2008

Risk mitigation

Targeted reductions in commercial real estate exposure where it is anticipated that future downside risk remains. Considerations included position held in the capital structure, vintage year, illiquidity and deteriorating fundamentals.	CRE CDO	3	$5,329	$(326)	$(5,846)
	CMBS	2	21,553	(6,272)	(23,981)
		3	—	—	(3,819)
	Mortgage loans	3	9,474	(59)	(1,803)

Targeted reductions in residential real estate where management believes there is a risk of future material declines in price in the event of continued deterioration in the economy. Considerations included position held in the capital structure, projected performance of the collateral, and expected internal rates of return.	ABS RMBS	3	13,984	(952)	(5,100)

Targeted reductions in financial sector exposure included securities issued by certain regional banks and certain large financial institutions.	Financial sector	2	41,901	(3,187)	(15,115)
		3	9,860	(1,210)	(2,117)

	Other	2	926	(19)	(1,258)
Total risk mitigation (1)			103,027	(12,025)	(59,039)
Individual identification (2)			25,227	(3,228)	(5,768)
Other			2,010	(8)	(1,209)
Total change in intent			$130,264	$(15,261)	$(66,016)

(1)          After changing our intent at June 30, 2008 for our risk mitigation and return optimization programs, the mortgage and asset backed markets experienced significant deterioration, to the point at which securities were trading at prices below our view of their intrinsic values.  As a result only approximately one half of the securities were sold during the third quarter of 2008.

(2)          During the third quarter of 2008, additional securities with a fair value of $18.7 million had change in intent write-downs of $2.8 million related to individual identification.

The following table summarizes the third quarter activity related to securities written down due to a change in intent.

($ in thousands)
Carrying value as of June 30, 2008	$268,805
Sales:
Risk mitigation and return optimization program (1)	(104,927)
Individual identification and other programs	(22,379)
Net realized capital gains and losses on sales:
Risk mitigation and return optimization program (1)	853
Individual identification and other programs	(353)
Additional change in intent designations	18,749
Write-downs (2)	(24,582)
Other	(5,902)
Carrying value as of September 30, 2008	$130,264

(1)          Net proceeds from the sales of second quarter risk mitigation and return optimization actions totaled $104.9 million with a gain of $853 thousand or 100.8% of fair values reported at June 30, 2008.

(2)          Includes securities with a fair value of $15.3 million with change in intent write-downs and $9.3 million with impairment write downs.

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

We categorize our financial assets and financial liabilities measured at fair value based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities which we can access (Level 1); the second highest priority for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets, or valuation models whose inputs are observable (Level 2); and the lowest priority to unobservable inputs (Level 3).  To distinguish among the categories we consider the frequency of completed transactions.  If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument.  Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the condensed financial statements.

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

Financial assets and financial liabilities recorded on the Condensed Statements of Financial Position at fair value as of September 30, 2008 are categorized based on the reliability of inputs to the valuation techniques as follows:

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

b)             Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)              Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3:     Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs may reflect our estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

We utilize a combination of third party valuation service providers, brokers, and internal valuation models to determine fair value.  We gain assurance on the overall reasonableness and consistent application of valuation input assumptions, valuation methodologies, and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued. We monitor fair values received from third parties and those derived internally on an ongoing basis.

We are responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting assumptions and methodologies.  In certain situations, we employ independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant assumptions and methodologies for individual instruments.  In situations where our valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a single quote or by employing internal valuation models that are widely accepted in the financial services industry.  Changing market conditions are incorporated into valuation assumptions and reflected in the fair values, which are validated by calibration and other analytical techniques to available market observable data.

Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements.  For certain types of securities, fair values are derived from the valuation service providers’ proprietary valuation models.  The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spread, currency rates, and other market-observable information, as applicable.  Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities.  Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments.  The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information.  Executing valuation models effectively requires seasoned professional judgment and experience.  In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

 The fair value of financial assets and financial liabilities, including privately-placed securities, certain free-standing derivatives and certain derivatives embedded in certain contractholder liabilities, where our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry.  Internally developed valuation models, which include inputs that may not be market observable and as such involve some degree of judgment, are considered appropriate for each class of security to which they are applied.

Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments.  In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify.  Instrument specific inputs used in our internal fair value determinations include: coupon rate, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities.  Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities.  Credit spreads are determined using those published by a commonly used industry specialist for comparable public securities.  A liquidity premium is also added to reflect spreads commonly required for the types of securities being valued and are calibrated based on actual trades or other market data.  As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ and financial liabilities’ fair values.

Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Condensed Statements of Financial Position.  Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates.  Moreover, management does not compile a range of estimates for items reported at fair value because we do not believe that a range would provide meaningful information.  Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs.  The Level 3 principal components are privately placed securities valued using internal models, broker quoted securities, ABS RMBS, Alt-A, ARS backed by student loans, and other CDO. In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all ABS RMBS and Alt-A are categorized as Level 3.  For broker quoted securities’ fair value determinations, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points.  Privately placed securities’ fair value determinations, which were based on internal ratings that are not market observable, are calibrated to market observable information in the form of external NAIC ratings and credit spreads.

We believe our most significant exposure to changes in fair value is due to market risk.  Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A included in our 2007 Form 10-K.

We employ specific control processes to determine the reasonableness of the fair values of our financial assets and financial liabilities.  Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value.  For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions. We do not alter fair values provided by our valuation providers or brokers.

The following table identifies investments as of September 30, 2008 by source of value determination:

	Investments
($ in thousands)	Fair value	Percent to total
Fair value based on internal sources	$1,354,413	19.5%
Fair value based on external sources (1)	4,846,523	69.7
Total fixed income securities and certain short-term securities	6,200,936	89.2
Fair value of derivatives	2,162	—
Mortgage loans, policy loans, and short-term investments, valued at cost	751,047	10.8
Total	$6,954,145	100.0%

(1)          Includes $118.6 million that are valued using broker quotes.

For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the levels promulgated by SFAS No. 157, see Note 4 to the Condensed Financial Statements.

The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Condensed Statement of Financial Position at September 30, 2008.

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Other valuations and	Balance as of September 30,
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	netting	2008
Financial assets
Fixed income securities:
Corporate	$—	$1,634,980	$33,284		$1,668,264
Corporate privately placed securities	—	301,189	1,099,121		1,400,310
Municipal	—	346,478	—		346,478
Municipal-ARS	—	—	108,787		108,787
U.S. government and agencies	165,200	662,137	—		827,337
ABS RMBS	—	—	52,877		52,877
Alt-A	—	—	24,106		24,106
Other CDO	—	—	22,659		22,659
CRE CDO	—	—	5,329		5,329
CMBS	—	630,622	—		630,622
Preferred stock	—	8,505	—		8,505
MBS	—	355,410	10,303		365,713
Foreign government	—	341,653	—		341,653
Total fixed income securities	165,200	4,280,974	1,356,466		5,802,640

Short-term investments:
Commercial paper and other	—	396,221	—		396,221
Money market funds	2,075	—	—		2,075
Total short-term investments	2,075	396,221	—		398,296

Other investments:
Free-standing derivatives	—	226	1,936		2,162
Total other investments	—	226	1,936		2,162
Total recurring basis assets	167,275	4,677,421	1,358,402		6,203,098

Non-recurring basis	—	—	5,520		5,520
Valued at cost, amortized cost or using the equity method	—	—	—	$745,527	745,527
Total investments	167,275	4,677,421	1,363,922	745,527	6,954,145
Separate account assets	697,363	—	—	—	697,363
Other assets	(1,356)	—	(472)	—	(1,828)

Total financial assets	$863,282	$4,677,421	$1,363,450	$745,527	$7,649,680
% of total financial assets	11.3%	61.1%	17.8%	9.8%	100.0%

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$—	$(5,238)		$(5,238)
Other liabilities:	—	—
Free–standing derivatives			(3,883)		(3,883)
Total financial liabilities	$—	$—	$(9,121)		$(9,121)
% of Total financial liabilities	—%	—%	100.0%		100.0%

The following table provides a summary of changes in fair value during the three-month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net income for
($ in thousands)	Balance as of June 30, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales,issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$35,095	$324	$(1,985)	$(16,133)	$15,983	$33,284		$4
Corporate privately placed securities	1,198,528	410	(58,761)	(41,056)	—	1,099,121		(1,435)
Municipal	—	—	(5,000)	5,000	—	—		—
Municipal-ARS	119,225	—	4,612	(15,050)	—	108,787		—
ABS RMBS	59,454	(2,911)	1,130	(4,796)	—	52,877		(2,859)
Alt–A	25,474	5	(1,373)	—	—	24,106		5
Other CDO	25,020	—	(2,361)	—	—	22,659		—
Other ABS	—	2,032	(2,032)	—	—	—		2,032
CRE CDO	26,428	(1,997)	(9)	(19,093)	—	5,329		(1,561)
CMBS	2,083	1,741	(12)	(3,812)	—	—		1
MBS	11,508	(11)	(822)	(372)	—	10,303		(11)
Total fixed income securities	1,502,815	(407)	(66,613)	(95,312)	15,983	1,356,466		(3,824)

Other investments:
Free-standing derivatives, net	(2,749)	(1,609)	—	2,411	—	(1,947	)(2)	(460)
Total other investments	(2,749)	(1,609)	—	2,411	—	(1,947)		(460)
Total investments	1,500,066	(2,016)	(66,613)	(92,901)	15,983	1,354,519	(3)	(4,284)

Other assets	(2,067)	1,595	—	—	—	(472)		1,595
Total Level 3 financial assets	$1,497,999	$(421)	$(66,613)	$(92,901)	$15,983	$1,354,047		$(2,689)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(1,896)	$(3,379)	$—	$37	$—	$(5,238)		$(3,379)
Total Level 3 financial liabilities	$(1,896)	$(3,379)	$—	$37	$—	$(5,238)		$(3,379)

(1)          The amounts above total $(3.8) million and are reported in the Condensed Statements of Operations as follows: $(2.6) million in realized capital gains and losses, $2.2 million in net investment income, and $(3.4) million in contract benefits.

(2)          Comprises $1.9 million of financial assets and $(3.9) million of financial liabilities.

(3)          Comprises $1.36 billion of investments and $(3.9) million of free-standing derivatives included in financial liabilities.

(4)          The amounts above represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3.  These gains and losses total $(6.1) million and are reported in the Condensed Statements of Operations as follows: $(4.9) million in realized capital gains and losses, $2.2 million in net investment income, and $(3.4) million in contract benefits.

The following table provides a summary of changes in fair value during the nine-month period ended September 30, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at September 30, 2008.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net income for
($ in thousands)	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of September 30, 2008		instruments still held at September 30, 2008 (4)
Financial assets
Fixed income securities:
Corporate	$38,270	$7,116	$(12,134)	$(16,247)	$16,279	$33,284		$(2)
Corporate privately placed securities	1,211,628	3,633	(88,529)	(33,061)	5,450	1,099,121		91
Municipal	—	—	(5,000)	1,600	3,400	—		—
Municipal-ARS	33,200	—	1,137	(20,050)	94,500	108,787		—
ABS RMBS	76,110	(7,691)	(2,808)	(12,734)	—	52,877		(5,467)
Alt–A	28,836	15	(4,745)	—	—	24,106		15
Other CDO	30,768	269	(5,243)	(3,135)	—	22,659		—
Other ABS	—	2,032	(2,032)	—	—	—		—
ABS CDO	—	—	—	—	—	—		—
CRE CDO	33,067	(14,021)	5,390	(19,107)	—	5,329		(9,525)
CMBS	3,727	(2,071)	2,156	(3,812)	—	—		—
MBS	14,292	(82)	(996)	(2,911)	—	10,303		(82)
Total fixed income securities	1,469,898	(10,800)	(112,804)	(109,457)	119,629	1,356,466		(14,970)

Other investments:
Free-standing derivatives, net	(980)	(3,945)	—	2,978	—	(1,947	)(2)	1,142
Total other investments	(980)	(3,945)	—	2,978	—	(1,947)		1,142
Total investments	1,468,918	(14,745)	(112,804)	(106,479)	119,629	1,354,519	(3)	(13,828)

Other assets	(1,733)	1,261	—	—	—	(472)		1,261
Total recurring Level 3 financial assets	$1,467,185	$(13,484)	$(112,804)	$(106,479)	$119,629	$1,354,047		$(12,567)

Financial liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$174	$(5,482)	$—	$70	$—	$(5,238)		$(5,482)
Total recurring Level 3 financial liabilities	$174	$(5,482)	$—	$70	$—	$(5,238)		$(5,482)

(1)          The amounts above total $(19.0) million and are reported in the Condensed Statements of Operations as follows: $(18.7) million in realized capital gains and losses, $5.2 million in net investment income, and $(5.5) million in contract benefits.

(2)          Comprises $1.9 million of financial assets and $(3.9) million of financial liabilities.

(3)          Comprises $1.36 billion of investments and $(3.9) million of free—standing derivatives included in financial liabilities.

(4)          The amounts above represent gains and losses included in net income for the period of time that the financial assets or financial liability was determined to be in Level 3. These gains and losses total $(18.0) million and are reported in the Condensed Statements of Operations as follows: $(17.7) million in realized capital gains and losses, $5.2 million in net investment income, and $(5.5) million in contract benefits.

Transfers into and out of Level 3 during the nine months ended September 30, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories.  Due to a continued deterioration in liquidity for the segment of the ARS market backed by student loans, certain market observable data utilized for valuation purposes became unavailable during the second quarter of 2008.  As of September 30, 2008, $108.8 million or 100.0% of our total ARS holdings continued to be valued using a discounted cash flow model.  Certain inputs to the valuation model that are significant to the overall valuation and not market observable included: estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.  As a result of the reliance on certain non-market observable inputs, the portion of the ARS portfolio backed by student loans have been transferred to Level 3 for the quarters ended June 30, 2008 and September 30, 2008. These same securities were classified as Level 2 measurements for the period ended March 31, 2008.  Our ARS holdings that are not backed by student loans have a fair value equal to their corresponding par value based on market observable inputs and, therefore, continue to have a Level 2 classification.

The following table presents fair value as a percent of amortized cost for Level 3 investments at September 30, 2008.

($ in thousands)	Fair value	Fair value as a % of Amortized cost

Fixed income securities:
Corporate	$33,284	90.1%
Corporate - privately placed securities	1,099,121	95.9
Municipal - ARS	108,787	96.6
ABS RMBS	52,877	81.6
Alt-A	24,106	81.4
Other CDO	22,659	78.3
CRE CDO	5,329	100.3
MBS	10,303	90.6
Total fixed income securities	1,356,466	94.5
Other investments:
Free-standing derivatives	1,936	N/A
Sub-total recurring Level 3 investments	1,358,402	94.5
Non-recurring basis	5,520	100.0
Total Level 3 investments	$1,363,922	94.5

Non-recurring investments include certain mortgage loans and other investments remeasured at fair value during the third quarter of 2008 due to our change in intent write-downs and credit impairments.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in thousands)	September 30, 2008	December 31, 2007

Common stock, additional capital paid-in and retained income	$633,135	$615,684
Accumulated other comprehensive (loss) income	(39,705)	65,188
Total shareholder’s equity	$593,430	$680,872

Shareholder’s equity decreased in the first nine months of 2008, due primarily to unrealized net capital losses on fixed income securities partially offset by net income.

Financial Ratings and Strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, ALIC’s and Allstate Insurance Company’s (“AIC”) ratings and other factors.  In October 2008, A.M. Best affirmed ALIC’s and our A+ financial strength rating.  The outlook for this rating is stable.  S&P affirmed ALIC’s and our rating of AA but revised its outlook from stable to negative.  Moody’s downgraded ALIC’s and our insurance financial strength rating to Aa3 from Aa2 with a negative outlook.

Liquidity Sources and Uses  As reflected in our Condensed Statements of Cash Flows, higher operating cash flows in the first nine months of 2008, compared to the first nine months of 2007, were primarily related to higher net investment income and the settlement of an inter-company obligation in the prior year, partially offset by a decrease in premiums and higher income tax payments.

Cash flows used in investing activities increased in the first nine months of 2008, compared to the first nine months of 2007, primarily due to the investment of higher contractholder fund deposits.

Cash flows provided by financing activities increased in the first nine months of 2008 compared to the first nine months of 2007, primarily due to increased contractholder fund deposits.  For quantification of the changes in contractholder funds, see the Operations section of the MD&A.

We have an inter-company loan agreement with The Allstate Corporation.  The amount of inter-company loans available to us is at the discretion of The Allstate Corporation.  The maximum amount of loans The Allstate Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion.  We had no amounts outstanding under the inter-company loan agreement at September 30, 2008 or December 31, 2007.  The Allstate Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

As of September 30, 2008, we recorded a net deferred tax asset of $15.8 million, which included $40.3 million relating to unrealized and realized net capital losses that have not yet been recognized for tax purposes.  Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on our assumption that the deductions ultimately recognized for tax purposes will be utilized.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

Information required for Part II, Item 1, is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal and regulatory proceedings and inquiries” in Note 5 of the Company’s Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

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

The impact of our investment strategies may be adversely affected by developments in the investment markets

The impact of our investment portfolio risk mitigation and return optimization programs may be adversely affected by unexpected developments in the investment markets.

Our capital position and our liquidity levels may be adversely affected by developments in the investment markets

Our capital position and our liquidity levels may be adversely affected by unexpected developments in the investment markets, such as disruptions, uncertainty or volatility in the capital and credit markets, and result in realized and unrealized capital losses that may significantly reduce our financial position and may limit our access to capital required to operate our business.

Reducing our concentration in fixed annuities may adversely affect reported results

Due to the current capital market conditions, we are evaluating strategies to reduce our concentration in fixed annuities. Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, may lead to lower levels of income which could negatively impact DAC amortization and insurance reserve deficiency testing.

The realization of deferred tax assets is subject to uncertainty

The realization of our deferred tax assets is based on our assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes.  However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

Item 5.  Other Information

On September 25, 2008, Deloitte & Touche LLP (“Deloitte”) advised The Allstate Corporation (the “Corporation”) Audit Committee (the “Allstate Audit Committee”) that it had become aware that a former Deloitte advisory partner (the “Former Advisory Partner”) traded in the Corporation’s securities on two occasions in 2006.  Allstate Life Insurance Company of New York (“ALNY”) is a consolidated subsidiary of the Corporation, and Deloitte is our registered public accounting firm, and performs our audits, in addition to those of the Corporation.  Deloitte concluded that these securities transactions violated the SEC’s independence rules.  Deloitte had conducted an internal review and concluded that the Former Advisory Partner’s actions did not impair Deloitte’s impartiality or objectivity or that of the engagement team that has conducted both the Corporation’s and our audits.  Deloitte’s audit engagement team consisted of a lead client service partner, who had responsibility for all substantive issues with respect to the planning, scope and conduct of the audit, an additional audit partner, a concurring review partner, a senior manager, additional professional staff, as well as the Former Advisory Partner, who functioned primarily in a client relationship and assessment role and had no substantive or technical role in the audit.  The Former Advisory Partner attended many, but not all, of the Allstate Audit Committee meetings.  He has not attended any meetings of the Board of Directors or of the Audit Committee of ALNY.  His primary role at the Corporation level was to function in a client service role, including conducting Deloitte’s annual client service assessments, and he did not review any substantive audit matters with the Allstate Audit Committee at any of these meetings.  Deloitte provided a draft letter on September 25 to the Allstate Audit Committee concluding the actions of its Former Advisory Partner did not impair Deloitte’s past or continuing independence.

        The Allstate Audit Committee thereafter initiated its own review with the assistance of external counsel.  The Allstate Audit Committee and its external counsel held meetings with Deloitte and had frequent contacts with Deloitte and its counsel.  The Allstate Audit Committee held meetings concerning the progress of its review on September 29, October 8, 17, and 30, 2008.  The review included an examination of the Corporation’s relationship to the Former Advisory Partner and his role on the engagement.  Over the course of the review, the Allstate Audit Committee’s counsel examined a substantial number of documents and communications from the Corporation’s files and Deloitte’s, including the Former Advisory Partner’s annual goals and assessments, his communication with the audit engagement team and with the Corporation’s management and Allstate Audit Committee members, his independence certifications, and email and other documents relating to the audit engagement.  The Allstate Audit Committee’s external counsel’s review established that the Former Advisory Partner had functioned in a client service role and had not been involved in the substantive audit or influenced any substantive portion of any audit or review of the Corporation’s financial statements.  The Allstate Audit Committee members confirmed that this was their view of the role of the Former Advisory Partner.  The Allstate Audit Committee and its external counsel also met with the Corporation’s financial management team as well as with senior management of Deloitte, including the current and former lead client service partners.  The Allstate Audit Committee’s review confirmed Deloitte’s findings that the Former Advisory Partner met with the Allstate Audit Committee as well as senior management of the Corporation, for the purpose of enhancing Deloitte’s client service to the Corporation rather than participating in the audit or review.

The Allstate Audit Committee concurred with Deloitte’s conclusion, reconfirmed in its letter to the Allstate Audit Committee issued October 31, 2008, that Deloitte’s impartiality or objectivity related to its audits of the Corporation had not been compromised and therefore, notwithstanding the violation of the independence rules, Deloitte’s independence was not impaired.  In reaching this conclusion, the Allstate Audit Committee took into consideration the following: (i) the Former Advisory Partner is no longer a partner or otherwise affiliated with Deloitte; (ii) it appears that the trades in the Corporation’s securities were isolated incidents; (iii) the Former Advisory Partner did not disclose his investments to Deloitte, in contravention of Deloitte’s independence policies; (iv) the problem was corrected as promptly as possible; (v) the Former Advisory Partner had no responsibility for, and was not involved in, the conduct of the audit of the Corporation; (vi) it appears that the Former Advisory Partner did not exercise any influence over the conduct of the audit or Deloitte’s conclusions with respect to the audit or accounting consultations related to the audit; (vii) there is no indication of independence issues with respect to other members of the engagement team; and (viii) Deloitte has in place a quality control system that meets the requirements of the SEC and the Public Company Accounting Oversight Board, and provides reasonable assurance that the accounting firm and its employees do not lack independence.  The Allstate Audit Committee and Deloitte separately reported their conclusions to the SEC Staff.

On November 11, 2008, after the Allstate Audit Committee and Deloitte had reported their conclusions to the SEC Staff, the ALNY Audit Committee met.  During that meeting, the ALNY Audit Committee reviewed the Allstate Audit Committee’s conclusion that Deloitte’s impartiality or objectivity related to its audits of the Corporation had not been compromised and that Deloitte’s independence was not impaired.  Following that review, the ALNY Audit Committee concurred with Deloitte’s conclusion, reconfirmed in its letter to the Allstate Audit Committee issued October 31, 2008, that Deloitte’s impartiality or objectivity related to its audits of the Corporation, including ALNY as a consolidated subsidiary, had not been compromised and therefore, notwithstanding the violation of the independence rules, Deloitte’s independence was not impaired with regard to ALNY.

Item 6.           Exhibits

(a)          Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

November 20, 2008	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description
10.1	Sale Agreement between Allstate Life Insurance Company and Allstate Life Insurance Company of New York effective July 28, 2008 for those securities listed on attached Exhibit A.

15	Acknowledgement of awareness from Deloitte & Touche LLP dated November 20, 2008, concerning unaudited interim financial information.

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1