Form 10-K
period 2008-12-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2009-03-18
CIK 839759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

================================================================================

                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       OR

            /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) or 12(g) of the Act:  None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes /_/ No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                 Yes /_/ No /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No /_/

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

Large accelerated filer      Accelerated filer      Non-accelerated filer      Smaller reporting company
         /_/                       /_/                      /X/                           /_/
                                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes /_/ No /X/

None of the common equity of the registrant is held by non-affiliates. Therefore, the aggregate market value of common equity held by non-affiliates of the registrant is zero.

AS OF MARCH 18, 2009, THE REGISTRANT HAD 100,000 COMMON SHARES, $25 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2008

                                                                                                             PAGE
PART I

Item 1.         Business                                                                                       1
Item 1A.        Risk Factors                                                                                   2
Item 1B.        Unresolved Staff Comments                                                                      8
Item 2.         Properties                                                                                     8
Item 3.         Legal Proceedings                                                                              8
Item 4.         Submission of Matters to a Vote of Security Holders *                                        N/A

PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                Purchases of Equity Securities                                                                 8
Item 6.         Selected Financial Data *                                                                    N/A
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operation           9
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                                    56
Item 8.         Financial Statements and Supplementary Data                                                   57
Item 9.         Change in and Disagreements With Accountants on Accounting and Financial Disclosure          101
Item 9A.        Controls and Procedures                                                                      101
Item 9B.        Other Information                                                                            101

PART III

Item 10.        Directors, Executive Officers and Corporate Governance *                                     N/A
Item 11.        Executive Compensation *                                                                     N/A
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters *                                                                        N/A
Item 13.        Certain Relationships and Related Transactions, and Director Independence *                  N/A
Item 14.        Principal Accounting Fees and Services                                                       102

PART IV

Item 15.        Exhibits and Financial Statement Schedules                                                   103
                Signatures                                                                                   107
                Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d)
                of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered
                Securities Pursuant to Section 12 of the Securities Exchange Act of 1934                     108
                Financial Statement Schedules                                                                S-1

                * Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1.  BUSINESS

     Allstate Life Insurance Company of New York ("Allstate Life of New York", "ALNY", the "Company", "we", "us" or "our") was incorporated in 1967 as a stock life insurance company under the laws of the State of New York. In 1984, ALNY was purchased by Allstate Life Insurance Company ("ALIC"). Allstate Life of New York is a wholly owned subsidiary of ALIC, a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company ("AIC") is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation (the "Corporation" or "Allstate"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, Allstate is reinventing protection and retirement to help individuals in approximately 17 million households protect what they have today and better prepare for tomorrow. Customers can access Allstate products and services such as auto insurance and homeowners insurance through more than 14,000 exclusive Allstate agencies and financial representatives in the United States and Canada. Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2007 statutory direct premiums earned. In addition, according to A.M. Best, it is the nation's 16th largest issuer of life insurance business on the basis of 2007 ordinary life insurance in force and 17th largest on the basis of 2007 statutory admitted assets.

     To achieve its goals in 2009, Allstate is focused on three priorities: protect Allstate's financial strength, build customer loyalty, and continue reinventing protection and retirement for the consumer. In addition, Allstate will continue to monitor market conditions and will consider business start-ups, acquisitions and alliances that would forward our business objectives and represent prudent uses of corporate capital.

     In this annual report on Form 10-K, we occasionally refer to statutory financial information. All domestic United States insurance companies are required to prepare statutory-basis financial statements. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not subject to the requirement to prepare financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"). We frequently use industry publications containing statutory financial information to assess our competitive position.

     The Company provides life insurance, retirement and investment products, and voluntary accident and health insurance to individuals. Our principal products are fixed annuities, including deferred and immediate; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. We also distribute variable annuities through our bank distribution partners; however this product is fully reinsured with an unaffiliated entity.

     We sell products through multiple intermediary distribution channels, including Allstate exclusive agencies and exclusive financial specialists, independent agents (including workplace enrolling agents), banks, broker-dealers and specialized structured settlement brokers.

     We compete on a wide variety of factors, including the scope of our distribution systems, the types of our product offerings, the recognition of our brand, our financial strength and ratings, our differentiated product features and prices, and the level of customer service that we provide.

     The market for life insurance, retirement and investment products continues to be highly fragmented and competitive. As of December 31, 2008, there were approximately 500 groups of life insurance companies in the United States, most of which offered one or more similar products. In addition, because many of these products include a savings or investment component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure continues to grow due to several factors, including cross marketing alliances between unaffiliated businesses, as well as consolidation activity in the financial services industry.

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

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, investment results, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.

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

CHANGES IN UNDERWRITING AND ACTUAL EXPERIENCE COULD MATERIALLY AFFECT PROFITABILITY AND FINANCIAL CONDITION

     Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. Management establishes target returns for each product based upon these factors and the average amount of capital that the Company must hold to support in-force contracts taking into account rating agencies and regulatory requirements. We monitor and manage our pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation of products or distribution relationships and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions.

     Our profitability depends on the adequacy of investment spreads, the management of market and credit risks associated with investments, the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the persistency of policies to ensure recovery of acquisition expenses, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability and financial condition.

CHANGES IN RESERVE ESTIMATES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs ("DAC") may be required which could have a material adverse effect on our operating results.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS

     Our ability to manage our spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment yields and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates in such an environment can partially offset decreases in investment yield on some products. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of policy loans, surrenders and withdrawals. Non-parallel shifts in interest rates, such as increases in short-term rates without accompanying increases in medium- and long-term rates, can influence customer demand for fixed annuities, which could impact the level and profitability of new customer deposits. Increases in market interest rates can also have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to higher surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. For certain products, principally fixed annuity and interest-sensitive life products, the earned rate on assets could lag behind rising market yields. We may react to market conditions by increasing crediting rates, which could narrow spreads and reduce profitability. Unanticipated surrenders could result in accelerated amortization of DAC or affect the recoverability of DAC and thereby increase expenses and reduce profitability.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE LIFE, FIXED ANNUITIES AND OTHER INVESTMENT PRODUCTS MAY ADVERSELY AFFECT OUR PROFITABILITY AND FINANCIAL CONDITION THROUGH INCREASED AMORTIZATION OF DAC

     DAC related to interest-sensitive life, fixed annuities and other investment contracts is amortized in proportion to actual historical gross profits and estimated future gross profits ("EGP") over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable. Updates to these assumptions (commonly referred to as "DAC unlocking") could adversely affect our profitability and financial condition. In 2008, DAC unlocking resulted in increased amortization of DAC of $9.1 million.

NARROWING THE FOCUS OF OUR PRODUCT OFFERINGS AND REDUCING OUR CONCENTRATION IN FIXED ANNUITIES MAY ADVERSELY AFFECT REPORTED RESULTS

     Due to the current capital market conditions, we have been pursuing strategies to narrow our product offerings and reduce our concentration in fixed annuities. Lower new sales of these products, as well as our ongoing risk mitigation and return optimization programs, could negatively impact investment portfolio levels, complicate settlement of expiring contracts including forced sales of assets with unrealized capital losses, impact DAC amortization, and affect insurance reserves deficiency testing.

A LOSS OF KEY PRODUCT DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AFFECT SALES

     Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, could have a detrimental effect on sales.

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS AND FINANCIAL CONDITION

     Under current federal and state income tax law, certain products we offer, primarily life insurance and annuities, receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material adverse effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

RISKS RELATING TO INVESTMENTS

WE ARE SUBJECT TO MARKET RISK AND DECLINES IN CREDIT QUALITY WHICH MAY ADVERSELY IMPACT INVESTMENT INCOME AND CAUSE ADDITIONAL REALIZED LOSSES

     Although we continually reevaluate our proactive risk mitigation and return optimization programs, we remain subject to the risk that we will incur losses due to adverse changes in interest rates and, to a lesser degree, equity prices. In addition, we are subject to potential declines in credit quality, either related to issues specific to certain industries or to a general weakening in the economy.

     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. A decline could also lead us to purchase longer-term or riskier assets in order to obtain adequate investment yields resulting in a duration gap when compared to the duration of liabilities. An increase in market interest rates could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. A decline in the quality of our investment portfolio as a result of adverse economic conditions could cause additional realized losses on securities, including realized losses relating to derivative strategies.

DETERIORATING FINANCIAL PERFORMANCE ON SECURITIES COLLATERALIZED BY MORTGAGE LOANS AND COMMERCIAL MORTGAGE LOANS MAY LEAD TO WRITE-DOWNS

     Changes in mortgage delinquency or recovery rates, declining real estate prices, changes in credit or bond insurer strength ratings and the quality of service provided by service providers on securities in our portfolio could lead us to determine that write-downs are appropriate in the future.

CONCENTRATION OF OUR INVESTMENT PORTFOLIO IN ANY PARTICULAR SEGMENT OF THE ECONOMY MAY HAVE ADVERSE EFFECTS ON OUR OPERATING RESULTS AND FINANCIAL CONDITION

     The concentration of our investment portfolio in any particular industry, collateral types, group of related industries or geographic sector could have an adverse effect on our investment portfolio and consequently on our results of operations and financial condition. Events or developments that have a negative impact on any particular industry, group of related industries or geographic region may have a greater adverse effect on the investment portfolio to the extent that the portfolio is concentrated rather than diversified.

THE DETERMINATION OF THE AMOUNT OF REALIZED CAPITAL LOSSES RECORDED FOR IMPAIRMENTS OF OUR INVESTMENTS IS HIGHLY SUBJECTIVE AND COULD MATERIALLY IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION

     The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in realized capital gains and losses from impairments in operating results as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of or amounts recorded for impairments taken in our financial statements. Furthermore, additional impairments may need to be recorded in the future. Historical trends may not be indicative of future impairments. For example, the amortized cost of our fixed income securities is adjusted for impairments in value deemed to be other than temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value.

THE DETERMINATION OF THE FAIR VALUE OF OUR FIXED INCOME SECURITIES RESULTS IN UNREALIZED NET CAPITAL GAINS AND LOSSES AND IS HIGHLY SUBJECTIVE AND COULD MATERIALLY IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION

     In determining fair value we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' and financial liabilities' fair values. The difference between amortized cost and fair value, net of deferred income taxes, certain DAC, certain deferred sales inducement costs ("DSI"), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder's equity. As of December 31, 2008, total unrealized net capital losses was $278.3 million. In the last 10 years, our quarterly net unrealized capital gains and losses have ranged from a $659.7 million net unrealized capital gain at June 30, 2005 to a $278.3 million net unrealized capital loss at December 31, 2008. Changing market conditions could materially effect the determination of the fair value of our securities and unrealized net capital gains and losses could vary significantly. Determining fair value is highly subjective and could materially impact our operating results and financial condition.

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

DIFFICULT CONDITIONS IN THE ECONOMY GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS

     Economists now believe the United States economy has entered into a recessionary period and are projecting significant negative macroeconomic trends, including widespread job losses, higher unemployment, lower consumer spending, continued declines in home prices and substantial increases in delinquencies on consumer debt, including defaults on home mortgages. Moreover, recent disruptions in the financial markets, particularly the reduced availability of credit and tightened lending requirements, have impacted the ability of borrowers to refinance loans at more affordable rates. We cannot predict the length and severity of a recession, but as with most businesses, we believe a longer or more severe recession could have an adverse effect on our business and results of operations.

     A general economic slowdown could adversely affect us in the form of consumer behavior and pressure on our investment portfolio. Consumer behavior could include decreased demand for our products. Holders of some of our life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Our investment portfolio could be adversely affected as a result of deteriorating financial and business conditions affecting the issuers of the securities in our investment portfolio.

THERE CAN BE NO ASSURANCE THAT ACTIONS OF THE U.S. FEDERAL GOVERNMENT, FEDERAL RESERVE AND OTHER GOVERNMENTAL AND REGULATORY BODIES FOR THE PURPOSE OF STABILIZING THE FINANCIAL MARKETS AND STIMULATING THE ECONOMY WILL ACHIEVE THE INTENDED EFFECT

     In response to the financial crises affecting the banking system, the financial markets and the broader economy, the U.S. federal government, the Federal Reserve and other governmental and regulatory bodies have taken or are considering taking action to address such conditions including, among other things, purchasing mortgage-backed and other securities from financial institutions, investing directly in banks, thrifts and bank and savings and loan holding companies and increasing federal spending to stimulate the economy. There can be no assurance as to what impact such actions will have on the financial markets or on economic conditions. Such continued volatility and economic deterioration could materially and adversely affect our business, financial condition and results of operations.

LOSSES FROM LITIGATION MAY BE MATERIAL TO OUR OPERATING RESULTS OR CASH FLOWS AND FINANCIAL CONDITION

     As is typical for a large company, we are involved in a substantial amount of litigation, including class action litigation challenging a range of company practices and coverage provided by our insurance products. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.

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

     In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for federal chartering of insurance companies. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance regulation.

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

REINSURANCE SUBJECTS US TO THE CREDIT RISK OF OUR REINSURERS AND MAY NOT BE ADEQUATE TO PROTECT US AGAINST LOSSES ARISING FROM CEDED INSURANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION

     The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM LOSSES WE INCUR AND THE VALUE OF OUR INVESTMENT PORTFOLIO

     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available. Additionally, in the event that terrorist acts occur, we could be adversely affected, depending on the nature of the event.

A DOWNGRADE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION, THE MARKETABILITY OF OUR PRODUCT OFFERINGS, AND OUR LIQUIDITY, OPERATING RESULTS AND FINANCIAL CONDITION

     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a change in an insurer's statutory capital; a change in a rating agency's determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer's investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer's control. The current insurance financial strength ratings of ALNY and ALIC are A+,

AA- and A1 from A.M. Best, Standard & Poor's and Moody's, respectively. Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings, and our liquidity, operating results and financial condition.

ADVERSE CAPITAL AND CREDIT MARKET CONDITIONS MAY SIGNIFICANTLY AFFECT OUR ABILITY TO MEET LIQUIDITY NEEDS OR OUR ABILITY TO OBTAIN CREDIT ON ACCEPTABLE TERMS

     The capital and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, make payments on our indebtedness, pay for capital expenditures or fund acquisitions, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS

     Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we are required to adopt new guidance or interpretations, or could be subject to existing guidance as we enter into new transactions, which may have a material adverse effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see
Note 2 of the financial statements.

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

CHANGING CLIMATE CONDITIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, PROFITABILITY OR CASH FLOWS

     Allstate recognizes the scientific view that the world is getting warmer. To the extent that climate change impacts mortality rates and those changes do not match the long-term mortality assumptions in our product pricing, we would be impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     No established public trading market exists for our common stock. All of our outstanding common stock is owned by our parent, ALIC. ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, which is wholly owned by the Corporation. Within the past three years, we have not sold or repurchased any of our equity securities.

     In 2008 and 2007, we paid no dividends on our common stock to ALIC. For additional information on dividends, including restrictions on the payment of dividends, see the discussion under the heading "Dividends" in Note 13 of our financial statements, which is incorporated herein by reference.

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

     We are focused on three priorities in 2009: protecting our financial strength, building customer loyalty, and continue reinventing protection and retirement for the consumer.

     The most important factors we monitor to evaluate the financial condition and performance of our company include:

     - For operations: premiums and deposits, benefit and investment spread, amortization of deferred policy acquisition costs, expenses, operating income, net income, invested assets, and new business returns;
     - For investments: credit quality/experience, realized capital gains and losses, investment income, unrealized capital gains and losses, stability of long-term returns, total returns, cash flows, and asset and liability duration; and
     - For financial condition: liquidity, financial strength ratings, operating leverage and return on equity.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the financial statements. The most critical estimates include those used in determining:

     -    Fair Value of Financial Assets and Financial Liabilities
     -    Impairment of Fixed Income Securities
     -    Deferred Policy Acquisition Costs ("DAC") Amortization
     -    Reserve for Life-Contingent Contract Benefits Estimation

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

FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial assets and financial liabilities that are measured at fair value. SFAS No. 157:

     - Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

     - Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date;

     - Expands disclosures about financial instruments measured at fair value.

     We categorize our financial assets and financial liabilities measured at fair value based on the observability of inputs to the valuation techniques, into a three-level fair value hierarchy as follows:

LEVEL 1: Financial assets and financial liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we can access.

LEVEL 2: Financial assets and financial liabilities whose values are based on the following:

         (a) Quoted prices for similar assets or liabilities in active markets;
         (b) Quoted prices for identical or similar assets or liabilities in non-active markets; or
         (c) Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

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

     To distinguish among the categories, we consider the frequency of completed transactions. If inputs used to measure a financial instrument fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the entire instrument. Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the financial statements.

     We are responsible for the determination of fair value of financial assets and financial liabilities and the supporting assumptions and methodologies. We gain assurance on the overall reasonableness and consistent application of valuation input assumptions, valuation methodologies and compliance with accounting standards for fair value determination through the execution of various processes and controls designed to ensure that our financial assets and financial liabilities are appropriately valued. We monitor fair values received from third parties and those derived internally on an ongoing basis.

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

     Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of proprietary algorithms, produce valuation information in the form of a single fair value for individual securities for which a fair value has been requested under the terms of our agreements. For certain types of securities, fair values are derived from the valuation service providers' proprietary valuation models. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, liquidity spread, currency rates, and other market-observable information, as applicable. Credit and liquidity spreads are typically implied from completed transactions and transactions of comparable securities. Valuation service providers also use proprietary discounted cash flow models that are widely accepted in the financial services industry and similar to those used by other market participants to value the same financial instruments. The valuation models take into account, among other things, market observable information as of the measurement date, as described above, as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and where applicable, collateral quality and other issue or issuer specific information. Executing valuation models effectively requires seasoned professional judgment and experience. In cases where market transactions or other market observable data is limited, the extent to which judgment is applied varies inversely with the availability of market observable information.

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

     Our internal pricing methods are primarily based on models using discounted cash flow methodologies that determine a single best estimate of fair value for individual financial instruments. In addition, our models use internally assigned credit ratings as inputs (which are generally consistent with any external ratings and those we use to report our holdings by credit rating) and stochastically determined cash flows for certain derivatives embedded in certain contractholder liabilities, both of which are difficult to independently observe and verify. Instrument specific inputs used in our internal fair value determinations include: coupon rate, coupon type, weighted average life, sector of the issuer, call provisions, and the contractual elements of derivatives embedded in certain contractholder liabilities. Market related inputs used in these fair values, which we believe are representative of inputs other market participants would use to determine the fair value of the same instruments include: interest rate yield curves, quoted market prices of comparable securities, credit spreads, estimated liquidity premiums, and other applicable market data including lapse and anticipated market return estimates for derivatives embedded in certain contractholder liabilities. Credit spreads are determined using those published by a commonly used industry specialist for comparable public securities. A liquidity premium is also added to certain securities to reflect spreads commonly required for the types of securities being valued and are calibrated based on actual trades or other market data. As a result of the significance of non-market observable inputs, including internally assigned credit ratings and stochastic cash flow estimates as described above, judgment is required in developing these fair values. The fair value of these financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets' and financial liabilities' fair values.

     Fair value of our investments comprise an aggregation of numerous, single best estimates for each security in the Statements of Financial Position. Because of this detailed approach, there is no single set of assumptions that determine our fair value estimates. Moreover, management does not compile a range of estimates for items reported at fair value because we do not believe that a range would provide meaningful information. In the last 10 years, our quarterly net unrealized capital gains and losses have ranged from a $659.7 million net unrealized capital gain at June 30, 2005 to a $278.3 million net unrealized capital loss at December 31, 2008. The change in net unrealized capital gains and losses by quarter over the 10 year period has averaged $97.3 million and has ranged from a $264.5 million decrease to a $208.2 million increase.

     Level 1 and Level 2 measurements represent valuations where all significant inputs are market observable. Level 3 measurements have one or more significant inputs that are not market observable and as a result these fair value determinations have greater potential variability as it relates to their significant inputs. The Level 3 principal components are privately placed securities valued using internal models and broker quoted securities. Additionally, due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all asset-backed residential mortgage-backed securities ("ABS RMBS"), auction rate securities ("ARS") backed by student loans, Alt-A residential mortgage-backed securities ("Alt-A"), other collateralized debt obligations ("CDO") and certain commercial mortgage-backed securities ("CMBS") are categorized as Level 3. In general, the greater the reliance on significant inputs that are not market observable, the greater potential variability of the fair value determinations. For broker quoted securities' fair value determinations, which were all categorized as Level 3, we believe the brokers providing the quotes may consider market observable transactions or activity in similar securities, as applicable, and other information as calibration points. Privately placed securities' fair value determinations, which are based on internal ratings that are not market observable and categorized as Level 3, are calibrated to market observable information in the form of external National Association of Insurance Commissioners ("NAIC") ratings and credit spreads.

     We believe our most significant exposure to changes in fair value is due to market risk. Our exposure to changes in market conditions is discussed fully in the Market Risk section of the MD&A.

     We employ specific control processes to determine the reasonableness of the fair value of our financial assets and financial liabilities. Our processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, we assess the reasonableness of individual security values received from valuation service providers that exceed certain thresholds as compared to previous values received from those valuation service providers. In addition, we may validate the reasonableness of fair values by comparing information obtained from our valuation service providers to other third party valuation sources for selected financial assets. When fair value determinations are expected to be more variable, we validate them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions. We do not alter fair values provided by our valuation providers or brokers.

     The following table identifies investments as of December 31, 2008 by source of value determination:

                                                                     INVESTMENTS
                                                            ----------------------------
      ($ IN THOUSANDS)                                         CARRYING        PERCENT
                                                                 VALUE         TO TOTAL
                                                            ----------------  ----------
      Fair value based on internal sources                   $      963,216      14.5%
      Fair value based on external sources (1)                    4,942,951      74.4
                                                            ----------------  ----------
         Total fixed income securities and short-term
           investments                                            5,906,167      88.9
                                                            ----------------  ----------
      Fair value of derivatives                                       2,478       -
      Mortgage loans and policy loans valued at cost and
           amortized cost                                           739,940      11.1
                                                            ----------------  ----------
      Total                                                  $    6,648,585     100.0%
                                                            ================  ==========

      ----------
      (1) Includes $221.4 million that are valued using broker quotes.

     For more detailed information on our accounting policy for the fair value of financial assets and financial liabilities and information on the financial assets and financial liabilities included in the levels promulgated by SFAS No. 157, see Note 2 of the financial statements.

     IMPAIRMENT OF FIXED INCOME SECURITIES For investments classified as available for sale, the difference between fair value and amortized cost, net of certain other items and deferred income taxes (as disclosed in Note 6), is reported as a component of accumulated other comprehensive income on the Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when the decline in fair value is deemed other than temporary. The assessment of whether the impairment of a security's fair value is other than temporary is performed on a portfolio review as well as a case-by-case basis considering a wide range of factors.

     There are a number of assumptions and estimates inherent in evaluating impairments and determining if they are other than temporary, including 1) our ability and intent to hold the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that an impairment is other than temporary, including 1) general economic conditions that are worse than previously forecasted or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances obtained that causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Examples of situations which may change our ability or intent to hold a security to maturity or recovery include where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security's future valuations more than previously expected, including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since our entire portfolio is designated as available-for-sale and carried at fair value and as a result, any related net unrealized loss would already be reflected as a component of accumulated other comprehensive income in shareholder's equity.

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

     Fixed income securities subject to other-than-temporary impairment write-downs continue to earn investment income when future expected payments are both reasonably estimable and probable, and any discount or premium is recognized using the effective yield method over the expected life of the security; otherwise income recognition is discontinued. For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment as well as the potential causes of such changes, see Note 6 of the financial statements and the Investments, Market Risk, and Risk Factors sections of this document.

DEFERRED POLICY ACQUISITION COSTS AMORTIZATION We incur significant costs in connection with acquiring insurance policies and investment contracts. In accordance with GAAP, costs that vary with and are primarily related to acquiring insurance policies and investment contracts are deferred and recorded as an asset on the Statements of Financial Position. The amortization methodology for DAC includes significant assumptions and estimates.

     DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, which include investment income and realized capital gains and losses, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of this business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all products accounted for pursuant to Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS No. 60"), in the analysis. In the event actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2008, 2007 and 2006, our reviews concluded that no premium deficiency adjustments were necessary.

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

     AGP and EGP consist of the following components: contract charges for the cost of insurance less mortality costs and other benefits (benefit margin); investment income and realized capital gains and losses less interest credited (investment margin); and surrender and other contract charges less maintenance expenses (expense margin). The amount of EGP is principally dependent on assumptions for investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of persistency, mortality, expenses, and hedges if applicable, and these assumptions are reasonably likely to have the greatest impact on the amount of DAC amortization. Changes in these assumptions can be offsetting and the Company is unable to reasonably predict their future movements or offsetting impacts over time.

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

     Annually we review all assumptions underlying the projections of EGP, including investment returns, comprising investment income and realized capital gains and losses, interest crediting rates, persistency, mortality, and expenses. Management annually updates assumptions used in the calculation of EGP. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are commonly referred to as "DAC unlocking".

     If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

     Over the past three years, our most significant DAC assumption updates that resulted in a change to EGP and the amortization of DAC have been revisions to expected future investment returns, primarily realized capital losses, expenses, mortality and the number of contracts in force or persistency resulting in net DAC amortization acceleration of $9.1 million and $5.8 million in 2008 and 2007, respectively, and deceleration of $146 thousand in 2006.

     The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

          ($ IN THOUSANDS)                      2008          2007          2006
                                             ----------    ----------    ----------
          Investment margin                 $   (9,358)   $   18,720    $      283
          Benefit margin                         4,029         3,491             -
          Expense margin                        (3,762)      (28,029)         (137)
                                             ----------    ----------    ----------
          Net (acceleration) deceleration   $   (9,091)   $   (5,818)   $      146
                                             ==========    ==========    ==========

     DAC amortization acceleration related to changes in the EGP component of investment margin in 2008 was primarily due to the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on expected gross profits in 2009. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin resulted from current and expected expense levels higher than previously projected. DAC amortization deceleration related to changes in the EGP component of investment margin in 2007 was due to higher yields from repositioning of the investment portfolio and reduced interest crediting rates on annuities. The deceleration related to benefit margin was due to more favorable projected life insurance mortality. The acceleration related to expense margin was a result of expenses being higher than expected.

     The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2008.

         ($ IN THOUSANDS)                                                  DECEMBER 31, 2008
                                                                      INCREASE/(REDUCTION) IN DAC
                                                                     ------------------------------
         Increase in future investment margins of 25 basis points   $        14,528
         Decrease in future investment margins of 25 basis points   $       (15,191)

         Decrease in future life mortality by 1%                    $         1,754
         Increase in future life mortality by 1%                    $        (1,794)

     Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions. Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.

     For additional discussion see the Operations and Risk Factors sections of this document and Note 2 and 10 of the financial statements.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Benefits for these policies are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under insurance policies including traditional life insurance, life-contingent immediate annuities and voluntary health products. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition. We periodically review the adequacy of these reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. The Company has not recognized a charge of this nature in the three years ended December 31, 2008. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require adjustment to these reserves or related DAC.

     For further discussion of these polices, see Note 8 of the financial statements and the Risk Factors section of this document.

OPERATIONS

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation (the "Corporation"). We provide life insurance, retirement and investment products, and voluntary accident and health insurance to individual customers. Our strategic vision is to reinvent protection and retirement for the consumer.

     To achieve our vision and reach our financial goals, our primary objectives are to deepen financial services relationships with Allstate customers and improve profitability through operational excellence and portfolio optimization. Sales in non-proprietary channels will be increasingly tactical as we assess market opportunities. In addition to focusing on higher return markets, products, and distribution channels, we will continue to emphasize capital efficiency and enterprise risk and return management strategies and actions.

     Our strategy provides a platform to profitably grow our business. Based upon Allstate's strong financial position and brand, our customers seek assistance in meeting their protection and retirement needs through trusted relationships. We have unique access to potential customers through cross-sell opportunities within the Allstate exclusive agencies. Our investment expertise, strong operating platform and solid relationships with distribution partners provide a foundation to deliver value to our customers.

     We plan to offer a more focused suite of products designed for middle market consumers to help everyday Americans meet their financial protection needs and help them better prepare for retirement. Our products include fixed annuities, including deferred and immediate; interest-sensitive, traditional and variable life insurance; and voluntary accident and health insurance. Our products are sold through a wide range of distribution channels including Allstate exclusive agencies, which include exclusive financial specialists, independent agents (including master brokerage agencies and workplace enrolling agents), financial service firms such as banks and broker-dealers, and specialized structured settlement brokers.

     Summarized financial data for the years ended December 31 is presented in the following table.

     ($ IN THOUSANDS)                               2008            2007           2006
                                                  -----------    -----------    -----------
     REVENUES
     Premiums (1)                                $    59,248    $    69,124    $    84,313
     Contract charges (1)                             61,108         59,530         63,426
     Net investment income                           402,931        386,738        373,064
     Realized capital gains and losses               (77,205)          (831)       (22,085)
                                                  -----------    -----------    -----------
     Total revenues                                  446,082        514,561        498,718

     COSTS AND EXPENSES
     Contract benefits                              (184,192)      (181,803)      (190,506)
     Interest credited to contractholder funds      (191,208)      (177,407)      (167,171)
     Amortization of DAC                             (17,778)       (53,445)       (31,672)
     Operating costs and expenses                    (40,869)       (37,624)       (46,578)
                                                  -----------    -----------    -----------
     Total costs and expenses                       (434,047)      (450,279)      (435,927)

     (Loss) gain on disposition of operations           (358)           429        (10,694)
     Income tax expense                               (4,005)       (22,802)       (17,755)
                                                  -----------    -----------    -----------
     Net income                                  $     7,672    $    41,909    $    34,342
                                                  ===========    ===========    ===========
     Investments at December 31                  $ 6,648,585    $ 7,057,629    $ 6,779,874
                                                  ===========    ===========    ===========

     ----------
     (1) Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007 and 2006, these ceded reinsurance premiums were $2.5 million and $2.2 million, respectively.

     Effective June 1, 2006, we disposed of our variable annuity business through reinsurance with Prudential Financial Inc. ("Prudential"). The following table presents the results of operations attributable to our variable annuity business for the period of 2006 prior to the disposition.

               ($ IN THOUSANDS)                                        2006
                                                                     ----------
               Contract charges                                       $  8,127
               Net investment income                                     8,789
               Realized capital gains and losses                        (4,079)
                                                                     ----------
                   Total revenues                                       12,837

               Contract benefits                                         2,281
               Interest credited to contractholder funds                 6,408
               Amortization of deferred policy acquisition costs        (7,277)
               Operating costs and expenses                              4,233
                                                                     ----------
                   Total costs and expenses                              5,645

               Loss on disposition of operations                       (10,694)
                                                                     ----------
               Income from operations before income
                     tax expense (1)                                  $ (3,502)
                                                                     ==========

               ----------
               (1) For 2006, income from operations before income tax expense attributable to the variable annuity business reinsured to Prudential included investment spread and benefit spread of $2.4 million and $(1.3) million, respectively.

     NET INCOME in 2008 decreased 81.7% or $34.2 million compared to 2007. This decrease was the result of higher net realized capital losses and, to a much lesser extent, higher interest credited to contractholder funds, lower premiums, and higher operating cost and expenses, partially offset by lower amortization of DAC, increased net investment income and higher contract charges. Additionally, net income in 2008 includes additional expenses for contract benefits relating to a rescission of reinsurance coverage for certain traditional and interest-sensitive life insurance policies in accordance with an agreement between the Company and ALIC (the "rescission"). Excluding the net impact of the rescission, which reduced net income by $4.1 million in 2008, net income decreased 72.0% or $30.2 million in 2008 compared to 2007. For further detail on the rescission, see Note 5 to the financial statements.

     Net income in 2007 increased 22.0% or $7.6 million in 2007 compared to 2006 as higher revenues more than offset higher total costs and expenses, and 2006 included losses relating to the disposition of our variable annuity business.

ANALYSIS OF REVENUES Total revenues decreased 13.3% or $68.5 million in 2008 compared to 2007, due primarily to an increase in net realized capital losses, partially offset by an increase in net investment income. Total revenues increased 3.2% or $15.8 million in 2007 compared to 2006, due to lower net realized capital losses and higher net investment income, partially offset by lower premiums and contract charges.

PREMIUMS represent revenues generated from traditional life insurance, immediate annuities with life contingencies, and accident and health insurance products that have significant mortality or morbidity risk.

CONTRACT CHARGES are revenues generated from interest-sensitive and variable life insurance, fixed annuities and variable annuities for which deposits are classified as contractholder funds or separate accounts liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to the contractually specified dates. As a result, changes in contractholder funds are considered in the evaluation of growth and as indicators of future levels of revenues. Subsequent to the close of our reinsurance transaction with Prudential effective June 1, 2006, variable annuity contract charges on the business subject to the transaction are fully reinsured to Prudential and presented net of reinsurance on the Statements of Operations and Comprehensive Income (see Note 3 to the financial statements).

      The following table summarizes premiums and contract charges by product.

          ($ IN THOUSANDS)                                  2008          2007          2006
                                                         ----------    ----------    ----------
          PREMIUMS
          Traditional life (1)                          $   29,597    $   24,997    $   24,298
          Immediate annuities with life contingencies       21,451        37,491        54,877
          Accident and health                                8,200         6,636         5,138
                                                         ----------    ----------    ----------
          TOTAL PREMIUMS                                    59,248        69,124        84,313

          CONTRACT CHARGES
          Interest-sensitive life insurance (1)             54,972        51,155        46,448
          Fixed annuities                                    6,136         8,375         8,851
          Variable annuities                                     -             -         8,127
                                                         ----------    ----------    ----------
          TOTAL CONTRACT CHARGES (2)                        61,108        59,530        63,426
                                                         ----------    ----------    ----------
          TOTAL PREMIUMS AND CONTRACT CHARGES           $  120,356    $  128,654    $  147,739
                                                         ==========    ==========    ==========

          ----------
          (1) Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007 and 2006, these ceded reinsurance premiums were $2.5 million and $2.2 million, respectively.

          (2) Contract charges primarily reflect non-cash charges to contractholder account balances. Total contract charges for 2008, 2007 and 2006 include contract charges related to the cost of insurance of $36.8 million, $35.2 million and $32.2 million, respectively.

     Total premiums decreased 14.3% in 2008 compared to 2007 due to lower premiums on immediate annuities with life contingencies resulting from highly competitive market conditions and our continued focus on returns. This decline was partially offset by higher premiums on traditional life insurance and, to a lesser extent, accident and health products. The increase in premiums on traditional life insurance includes the impact of a prospective reporting reclassification for certain ceded reinsurance premiums and higher renewal premium. Excluding the impact of the reporting reclassification, total premiums decreased 17.3% in 2008 compared to 2007.

     Total premiums decreased 18.0% in 2007 compared to 2006 as a result of a decline in sales of life contingent immediate annuities due to market competitiveness.

     Total premiums in the three years ended December 31, 2008, adjusted for the reporting reclassification of certain ceded reinsurance premiums, averaged $72.5 million.

     Total contract charges increased 2.7% in 2008 compared to 2007. This increase includes the impact of the prospective reporting reclassification for certain ceded reinsurance premiums. Excluding the impact of this reclassification, total contract charges increased 7.2% in 2008 due to higher contract charges on interest-sensitive life insurance policies resulting from increased contract charge rates and growth in business in force, partially offset by decreased contract charges on fixed annuities.

     Contract charges decreased 6.1% in 2007 compared to 2006 due to the disposal of our variable annuity business through reinsurance effective June 1, 2006. Excluding contract charges on variable annuities, all of which are reinsured to Prudential effective June 1, 2006, contract charges increased 7.7% in 2007 compared to 2006. The increase reflects growth in interest-sensitive life insurance policies in force.

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

     The following table shows the changes in contractholder funds.

($ IN THOUSANDS)                                            2008           2007           2006
                                                         -----------    -----------    -----------
CONTRACTHOLDER FUNDS, BEGINNING BALANCE                 $ 4,848,461    $ 4,708,428    $ 4,349,395

DEPOSITS
Fixed annuities                                             509,146        431,832        694,085
Interest-sensitive life insurance                           102,752        105,854         95,221
Variable annuity and life deposits allocated to fixed
     accounts                                                   106             69         15,519
                                                         -----------    -----------    -----------
Total deposits                                              612,004        537,755        804,825

INTEREST CREDITED                                           190,945        179,417        178,493

BENEFITS, WITHDRAWALS AND OTHER ADJUSTMENTS
Benefits                                                   (161,813)      (146,828)      (137,090)
Surrenders and partial withdrawals                         (335,521)      (316,399)      (361,670)
Contract charges                                            (54,138)       (49,086)       (44,954)
Net transfers to separate accounts                              (38)            (2)       (18,127)
Other adjustments (1)                                       (12,935)       (64,824)       (62,444)
                                                         -----------    -----------    -----------
Total benefits, withdrawals and other adjustments          (564,445)      (577,139)      (624,285)
                                                         -----------    -----------    -----------
CONTRACTHOLDER FUNDS, ENDING BALANCE                    $ 5,086,965    $ 4,848,461    $ 4,708,428
                                                         ===========    ===========    ===========

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

     Contractholder funds increased 4.9%, 3.0% and 8.3% in 2008, 2007 and 2006, respectively. Average contractholder funds increased 4.0% in 2008 compared to 2007 and 5.5% in 2007 compared to 2006.

     Contractholder deposits increased 13.8% in 2008 compared to 2007 due to higher deposits on fixed annuities. Deposits on fixed annuities increased 17.9% in 2008 compared to 2007 due primarily to increased consumer demand as the attractiveness of fixed annuities relative to competing products improved, partially offset by pricing decisions aimed to increase new business returns.

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

     Contractholder deposits on fixed annuities have varied over the past several years based on factors such as the attractiveness of fixed annuities to consumers relative to other investment alternatives, the competitiveness of our crediting rates, and our target returns on newly issued fixed annuity contracts. The level of fixed annuity deposits in 2008 and 2007 was also influenced by our strategy to raise new business returns, which we continue to pursue. Beginning in 2009, we intend to reduce our concentration of spread based business, including fixed annuities.

     Surrenders and partial withdrawals increased 6.0% in 2008 compared to 2007 due to an increase in surrenders and partial withdrawals on fixed annuities and, to a lesser extent, interest-sensitive life insurance products. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 8.6% in 2008 compared to 8.5% in 2007.

     Surrenders and partial withdrawals decreased 12.5% in 2007 compared to 2006. This decline was due to the classification of the net change in variable annuity contractholder funds as "other adjustments" subsequent to the effective date of our reinsurance agreements with Prudential and, to a lesser extent, a decline in surrenders and partial withdrawals on fixed annuities. The surrenders and partial withdrawals line in the table above, for 2006 includes $30.5 million related to the reinsured variable annuity business. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of period contractholder funds, was 8.5% in 2007 compared to 10.1% in 2006.

NET INVESTMENT INCOME increased 4.2% in 2008 compared to 2007 and 3.7% in 2007 compared to 2006. The increase in both periods was primarily due to higher average portfolio balances resulting from the investment of cash flows from operating and financing activities related primarily to deposits on fixed annuities and interest-sensitive life policies.

REALIZED CAPITAL GAINS AND LOSSES reflected net losses of $77.2 million, $831 thousand and $22.1 million in 2008, 2007 and 2006, respectively. For further discussion of realized capital gains and losses, see the Investments section of MD&A.

ANALYSIS OF COSTS AND EXPENSES Total costs and expenses decreased 3.6% or $16.2 million in 2008 compared to 2007 due primarily to lower amortization of DAC, partially offset by higher interest credited to contractholder funds and the additional expenses for contract benefits in 2008 relating to the rescission. Excluding the net impact of the rescission, which increased total costs and expenses by $6.3 million in 2008, total costs and expenses decreased 5.0% or $22.5 million in 2008 compared to 2007.

     Total costs and expenses increased 3.3% or $14.4 million in 2007 compared to 2006 due to higher amortization of DAC and interest credited to contractholder funds, partially offset by lower contract benefits and operating costs and expenses.

CONTRACT BENEFITS increased 1.3% or $2.4 million in 2008 compared to 2007 due to the rescission. Excluding the impact of the rescission, which increased contract benefits by $7.1 million in 2008, total contract benefits decreased 2.6% or $4.7 million in 2008 compared to 2007. This decrease reflects lower contract benefits on annuities partially offset by higher contract benefits on life insurance products. The decline in contract benefits on annuities was due to the impact of lower sales of immediate annuities with life contingencies partially offset by unfavorable mortality experience. The increase in contract benefits on life insurance products was due to unfavorable mortality experience.

     Contract benefits decreased 4.6% or $8.7 million in 2007 compared to 2006 due to lower sales of immediate annuities with life contingencies and the absence in 2007 of contract benefits on the reinsured variable annuity business, partially offset by an increase in the implied interest on immediate annuities with life contingencies.

     We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies ("benefit spread"). This implied interest totaled $108.1 million, $107.5 million and $103.9 million in 2008, 2007 and 2006, respectively. The benefit spread by product group is disclosed in the following table.

             ($ IN THOUSANDS)          2008        2007       2006
                                     --------    --------   --------
             Life insurance         $ 22,733    $ 28,820   $ 27,536
             Annuities                (2,826)      1,243      2,338
                                     --------    --------   --------
             Total benefit spread   $ 19,907    $ 30,063   $ 29,874
                                     ========    ========   ========

INTEREST CREDITED TO CONTRACTHOLDER FUNDS, which represents non-cash charges for interest accrued on interest-sensitive life and investment contracts, increased 7.8% or $13.8 million in 2008 compared to 2007 and 6.1% or $10.2 million in 2007 compared to 2006. The increase in 2008 compared to 2007 was due to higher average contractholder funds, higher acceleration of amortization of deferred sales inducements ("DSI") due to changes in assumptions, and an increase in the weighted average interest crediting rate on deferred fixed annuities, partially offset by a favorable change in amortization of DSI relating to realized capital gains and losses, and a decline in the weighted average interest crediting rate on immediate fixed annuities. The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $7.5 million in 2008 compared to $844 thousand in 2007.

     The increase in interest credited to contractholder funds in 2007 compared to 2006 was due primarily to growth in average contractholder funds and higher weighted average interest crediting rates on deferred fixed annuities, partially offset by the impact of the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, interest credited to contractholder funds increased 10.4% in 2007 compared to 2006.

     In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits on the Statements of Operations and Comprehensive Income ("investment spread"). The investment spread by product group is shown in the following table.

      ($ IN THOUSANDS)                                              2008         2007         2006
                                                                 ----------   ----------   ----------
      Annuities                                                 $   56,314   $   60,162   $   63,903
      Life insurance                                                 2,756        3,064        2,737
      Net investment income on investments supporting capital       44,555       38,611       35,349
                                                                 ----------   ----------   ----------
      Total investment spread                                   $  103,625   $  101,837   $  101,989
                                                                 ==========   ==========   ==========

     To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for 2008, 2007 and 2006.

                                               WEIGHTED AVERAGE            WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                               INVESTMENT YIELD        INTEREST CREDITING RATE       INVESTMENT SPREADS
                                               ----------------        -----------------------       ------------------
                                            2008     2007     2006     2008      2007     2006     2008     2007     2006
                                            ----     ----     ----     ----      ----     ----     ----     ----     ----
Interest-sensitive life insurance           5.7%     5.7%     5.6%     4.6%      4.6%     4.5%     1.1%     1.1%     1.1%
Deferred fixed annuities                    5.6      5.7      5.6      3.5       3.4      3.2      2.1      2.3      2.4
Immediate fixed annuities with and
  without life contingencies                7.1      7.4      7.5      6.5       6.6      6.7      0.6      0.8      0.8
Investments supporting capital,
  traditional life and other products       6.5      6.0      6.2      N/A       N/A      N/A      N/A      N/A      N/A

     The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies for which an investment spread is generated.

($ IN THOUSANDS)                                                          2008              2007              2006
                                                                     --------------    --------------    --------------
Immediate fixed annuities with life contingencies                   $    1,649,426    $    1,619,758    $    1,567,821
Other life contingent contracts and other                                  303,731           397,213           358,671
                                                                     --------------    --------------    --------------
   Reserve for life-contingent contract benefits                    $    1,953,157    $    2,016,971    $    1,926,492
                                                                     ==============    ==============    ==============

Interest-sensitive life insurance                                   $      576,167    $      530,763    $      476,729
Deferred fixed annuities                                                 3,885,089         3,733,197         3,667,459
Immediate fixed annuities without life
   contingencies and other                                                 625,709           584,501           564,240
                                                                     --------------    --------------    --------------
   Contractholder funds                                             $    5,086,965    $    4,848,461    $    4,708,428
                                                                     ==============    ==============    ==============

AMORTIZATION OF DAC decreased 66.7% in 2008 compared to 2007 and increased 68.7% in 2007 compared to 2006. The components of amortization of DAC are shown in the following table.

          ($ IN THOUSANDS)                                          2008              2007              2006
                                                               --------------    --------------    --------------
          Amortization of DAC before amortization
             relating to realized capital gains and losses
             and changes in assumptions (1)                   $      (41,471)   $      (47,431)   $      (45,957)
          Accretion (amortization) relating to realized
            capital gains and losses (2)                              32,784              (196)           14,139
          Amortization (acceleration) deceleration for
             changes in assumptions ("DAC unlocking")                 (9,091)           (5,818)              146
                                                               --------------    --------------    --------------
             Total amortization of DAC (3) (4)                $      (17,778)   $      (53,445)   $      (31,672)
                                                               ==============    ==============    ==============

          ----------
          (1) Amortization of DAC before accretion (amortization) relating to realized capital gains and losses and changes in assumptions for 2006 includes $(4.6) million relating to the reinsured variable annuity business.
          (2) Amortization relating to realized capital gains and losses for 2006 includes $11.9 million relating to the reinsured variable annuity business.
          (3) Total amortization of DAC for 2006 includes $7.3 million relating to the reinsured variable annuity business.
          (4) Amortization of DAC reflects a non-cash charge to the Statements of Operations and Comprehensive Income.

     The decrease of $35.7 million in 2008 was due primarily to a favorable change in accretion (amortization) relating to realized capital gains and losses and lower amortization on fixed annuities due to lower investment spread, partially offset by higher amortization acceleration for changes in assumptions.

     The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

     In 2008, DAC amortization acceleration for changes in assumptions, recorded in connection with comprehensive reviews of the DAC balances and assumptions for interest-sensitive life insurance, annuities and other investment contracts, resulted in an increase to amortization of DAC of $9.1 million. The evaluations covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines. The principle assumption impacting the amortization acceleration in 2008 was the level of realized capital losses impacting actual gross profits in 2008 and the impact of realized capital losses on EGP in 2009. During the fourth quarter of 2008, our assumptions for EGP were impacted by a view of further anticipated impairments in our investment portfolio.

     The increase of 68.7% in the amortization of DAC in 2007 compared to 2006 was in part due to the impact of the reinsured variable annuity business. Excluding the impact of the reinsured variable annuity business, amortization of DAC increased 37.2% or $14.5 million in 2007 compared to 2006 due primarily to an increase in amortization acceleration on fixed annuities resulting from our annual comprehensive review of DAC assumptions and higher gross profits on fixed annuities.

     The changes in the DAC asset are summarized in the following tables.

                                                                           ACCRETION     AMORTIZATION
                                                                          RELATING TO   (ACCELERATION)   EFFECT OF
                           BEGINNING                                       REALIZED      DECELERATION   UNREALIZED      ENDING
                            BALANCE     ACQUISITION     AMORTIZATION     CAPITAL GAINS    (CHARGED)       CAPITAL       BALANCE
                          DECEMBER 31,     COSTS           BEFORE             AND        CREDITED TO     GAINS AND    DECEMBER 31,
($ IN THOUSANDS)             2007        DEFERRED(1)  ADJUSTMENTS(2)(3)    LOSSES(3)      INCOME(3)      LOSSES(4)        2008
                         -------------  ------------  -----------------  -------------  -------------   -----------  -------------
Traditional life and
  other                   $    41,568    $    8,218    $       (4,454)    $         -    $         -     $       -    $    45,332
Interest-sensitive
  life                         92,861        15,868            (7,423)          5,021        (8,207)        54,986        153,106
Fixed annuities               144,235        27,304           (29,594)         27,763          (884)       170,986        339,810
                         -------------  ------------  -----------------  -------------  -------------   -----------  -------------
Total                     $   278,664    $   51,390    $      (41,471)    $    32,784    $   (9,091)     $ 225,972    $   538,248
                         =============  ============  =================  =============  =============   ===========  =============

                                                                           ACCRETION
                                                                        (AMORTIZATION)   AMORTIZATION
                                                                          RELATING TO   (ACCELERATION)  EFFECT OF
              BEGINNING                                                    REALIZED      DECELERATION   UNREALIZED    ENDING
               BALANCE      IMPACT OF   ACQUISITION    AMORTIZATION        CAPITAL         (CHARGED)      CAPITAL     BALANCE
($ IN        DECEMBER 31,  ADOPTION OF     COSTS          BEFORE          GAINS AND       CREDITED TO    GAINS AND  DECEMBER 31,
THOUSANDS)       2006      SOP 05-1(5)  DEFERRED(1)  ADJUSTMENTS(2)(3)     LOSSES(3)       INCOME(3)     LOSSES(4)      2007
             ------------  -----------  -----------  -----------------  --------------  --------------  ----------  ------------
Traditional
  life
  and
  other      $    37,582   $        -   $    7,835   $         (3,849)  $           -   $           -   $       -   $    41,568
Interest-
  sensitive
  life            83,849            -       15,443             (8,394)            350           1,446         167        92,861
Fixed
  annuities      157,194       (1,577)      24,297            (35,188)           (546)         (7,264)      7,319       144,235
             ------------  -----------  -----------  -----------------  --------------  --------------  ----------  ------------
Total        $   278,625   $   (1,577)  $   47,575   $        (47,431)  $        (196)  $      (5,818)  $   7,486   $   278,664
             ============  ===========  ===========  =================  ==============  ==============  ==========  ============

----------
(1) Total acquisition costs deferred in 2008 and 2007 include commissions paid totaling $37.1 million and $34.3 million, respectively.

(2) Amortization before adjustments reflects total DAC amortization before accretion (amortization) relating to realized capital gains and losses, and amortization (acceleration) deceleration (charged) credited to income.

(3) Included as a component of amortization of DAC on the Statements of Operations and Comprehensive Income.

(4) The effect of unrealized capital gains and losses represents the amount by which the amortization of DAC would increase or decrease if the unrealized capital gains and losses in the respective product portfolios were realized. Recapitalization of DAC is limited to the originally deferred policy acquisition costs plus interest.

(5) The adoption of Statement of Position 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts" ("SOP 05-1"), resulted in an adjustment to unamortized DAC related to the impact on future estimated gross profits from the changes in accounting for certain costs associated with contract continuations that no longer qualify for deferral under SOP 05-1. The adjustment was recorded as a $1.0 million reduction of retained income at January 1, 2007 and a reduction of the DAC balance of $1.6 million, pre-tax.

OPERATING COSTS AND EXPENSES increased 8.6% in 2008 compared to 2007 due primarily to higher expenses related to growth initiatives, partially offset by lower non-deferrable commissions. In addition, the prior year benefited to a greater degree from a servicing fee paid by Prudential for our servicing of the variable annuity business that we ceded to them during a transition period beginning in 2006 which ended in May 2008.

     Operating costs and expenses decreased 19.2% in 2007 compared to 2006. This decrease was attributable to the absence in 2007 of expenses related to the reinsured variable annuity business, lower restructuring and employee benefit related expenses, decreased insurance department assessments and lower non-deferrable commissions, partially offset by an increased investment in technology.

(LOSS) GAIN ON DISPOSITION OF OPERATIONS reflected a loss of $358 thousand in 2008 compared to a gain of $429 thousand in 2007 and a loss of $10.7 million in 2006. Each of these amounts is related to the disposition of our variable annuity business.

INCOME TAX EXPENSE decreased by 82.4% in 2008 compared to 2007 and increased 28.4% in 2007 compared to 2006. The decrease in 2008 compared to 2007 was primarily due to lower income from operations before income tax expense. The increase in 2007 compared 2006 was due to increased income from operations before income tax expense and, to a lesser extent, an increase in the effective tax rate.

     The Company's effective tax rate is impacted by tax favored investment income such as dividends qualifying for the dividends received deduction ("DRD"). In 2007, the Internal Revenue Service ("IRS") announced its intention to issue regulations dealing with certain computational aspects of the DRD related to separate account assets ("separate accounts DRD"). The ultimate timing and substance of any such regulations are unknown at this time, but may result in the elimination of some or all of the separate accounts DRD tax benefit reflected as a component of the Company's income tax expense. The Company recognized a tax benefit from the separate accounts DRD of $2.9 million, $3.1 million and $3.7 million in 2008, 2007 and 2006, respectively.

REINSURANCE CEDED We enter into reinsurance agreements with ALIC and unaffiliated reinsurers to limit our risk of mortality and morbidity losses and re-investment risk. In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. We retain primary liability as a direct reinsurer for all risks ceded to reinsurers.

     As of December 31, 2008 and 2007, for certain term life insurance policies, we ceded up to 90% of the mortality risk depending on the year of policy issuance. Further, we ceded the mortality risk associated with coverage in excess of $250 thousand per life to ALIC. As of December 31, 2008 and 2007, 34.9% and 39.8%, respectively, of our face amount of life insurance in force was reinsured to non-affiliates and ALIC. We cede all of the risk associated with variable annuity contracts to Prudential (see Note 3 to the financial statements). The estimation of reinsurance recoverables is impacted by the uncertainties involved in the establishment of reserves.

     Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

                                                      S&P FINANCIAL        REINSURANCE
                                                         STRENGTH      RECOVERABLE ON PAID
           ($ IN THOUSANDS)                             RATING (2)     AND UNPAID BENEFITS
                                                      -------------   ---------------------
                                                                        2008        2007
                                                                        ----        ----
           Prudential Insurance Company of America         AA-        $ 335,844   $ 353,948
           Transamerica Financial Life Insurance           AA            18,570      13,335
           RGA Reinsurance Company                         AA-            5,420       5,082
           Swiss Re Life and Health America, Inc.          A+             2,173         743
           Canada Life                                     AA             1,023         745
           Security Life of Denver                         AA               925         780
           Allstate Life Insurance Company                 AA-              905       3,649
           Generali USA                                     A               865         763
           American United Life                            AA-              757         675
           Triton Insurance Company                        NR               690         950
           Scottish Re Group (1)                           CCC              447         461
           Cologne Re                                      AAA              132          88
           Minnesota Mutual                                AA-               84          96
           Mutual of Omaha                                 AA-               76          52
           Metropolitan Life                               AA-               46          64
                                                                      ---------   ---------
           Total                                                      $ 367,957   $ 381,431
                                                                      =========   =========

          ----------
          (1) The reinsurance recoverable on paid and unpaid benefits related to the Scottish Re Group of $447 thousand as of December 31, 2008 is with Scottish Re Life Corporation.

          (2)  Rating as of March 6, 2009.

     During 2008, the financial strength rating of the Scottish Re Group was downgraded by S&P to CCC+ from BB+ as of December 31, 2007 due to the deterioration of the Scottish Re Group's financial position and liquidity. The Scottish Re Group's financial strength rating was further downgraded by S&P in January 2009 to CCC. Although a significant impact has not been observed, the unprecedented deterioration in the global financial markets in 2008 could impact the financial condition of reinsurers in a variety of ways, including the decline in value of assets held as capital resources or to meet technical provisions, increases in risk-based economic or regulatory capital requirements and shortage of available capital in the event that recapitalization is required following a major claim. We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2008.

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

OUTLOOK

- We will continue to focus on improving returns and reducing our concentration in spread based products, primarily fixed annuities, resulting in lower premiums and deposits and reductions in net contractholder obligations.
- We plan to improve efficiency and narrow the focus of product offerings to better serve the needs of everyday Americans.
- Maintaining high liquidity in our investment portfolio will result in lower net investment income but will ensure our ability to meet contractholder obligations. We will target sales of our spread based products at levels that allow us to avoid sales of investments with significant unrealized losses into distressed or illiquid markets.
- We expect investment spread compression due to credit losses, reduced contractholder funds and maintenance of liquidity.

INVESTMENTS

OVERVIEW AND STRATEGY An important component of our financial results is the return on our investment portfolio. We manage the underlying portfolio based upon the nature of the business and its corresponding liability structure.

     The global economy is under significant stress and financial markets continue to experience extreme levels of volatility. Our strategy in 2009 will focus primarily upon mitigating the risks from a potential increase in risk-free interest rates, reducing exposure to certain investment sectors, and maintaining sufficient liquidity and capital. In order to achieve this, we expect to use a combination of reinvestment of the portfolio's significant cash flows, derivatives and other portfolio actions.

     Our investment strategy focuses on the total return of assets needed to support the underlying liabilities to achieve return on capital and profitable growth. The portfolio management process begins with a strategic asset allocation model which considers the nature and risk tolerances of the liabilities, as well as the risk and return parameters, of the various asset classes in which we invest. This approach is informed by our economic and market outlook, as well as other inputs and constraints including duration, liquidity and capital preservation. Within the ranges set by the strategic asset allocation model, tactical investment decisions are made in consideration of prevailing market conditions.

     As a result of decisions in managing our portfolio, we may sell securities during a period in which fair value has declined below amortized cost. For more information, see the Net Realized Capital Gains and Losses section of the MD&A.

     During 2008, we developed risk mitigation and return optimization programs as our outlook on the economy changed significantly as conditions deteriorated throughout the year. The risk mitigation and return optimization programs augment earlier actions to reduce investments in real estate and other market sectors. At the end of the second quarter of 2008, we had an outlook for continued weakness in the global financial markets and economy including continued volatility in the financial markets, reduced liquidity in certain asset classes and unfavorable economic trends. During the third quarter of 2008, we significantly modified our outlook to a more severe and prolonged downturn. We continue to expect extreme levels of volatility in the financial markets, suppressed liquidity in certain asset classes and further unfavorable global economic conditions. In addition, the potential for market supply and demand imbalances has remained above normal due to the deteriorating credit strength of financial institutions and eroding investor confidence.

     Among our risk mitigation and return optimization activities, we have taken the following actions:
     - Developed and maintained a tactical positioning in liquid assets and assets that we can sell without generating significant additional realized capital losses.
     - Continued to reduce exposure in assets other than those for which we have asserted an intent to hold until recovery where we have credit concerns or where there has been a significant change in facts and circumstances.
     - Decreased exposure to financial-related market sectors to $814.5 million as of December 31, 2008 from $1.02 billion as of December 31, 2007, primarily as a result of targeted sales and declines in fair value. Also reduced our short-term investing in financial institutions.
     - Decreased exposure to residential and commercial real estate market sectors to $1.65 billion as of December 31, 2008 from $2.07 billion as of December 31, 2007 as a result of targeted sales, principal payments and declines in fair value.
     - In the second half of 2008, we sold $178.9 million of government securities and recognized realized capital gains of $44.0 million.

     Investments for which we changed our intent to hold to recovery as of June 30, 2008 totaled $268.8 million and included $229.8 million as part of the risk mitigation and return optimization programs and $39.0 million related to individual securities. A risk mitigation and return optimization program, approved as of the end of the second quarter of 2008, was designed to reduce our exposure to residential and commercial real estate and the financial-related market sector by approximately $276 million of amortized cost, prior to change in intent write-downs. A comprehensive review identified specific investments that could be significantly impacted by continued deterioration in the economy that may be sold. This included a portion of our residential and commercial real estate securities including securities collateralized by residential and commercial mortgage loans, mortgage loans and securities issued by financial institutions.

     During the third and fourth quarters of 2008, we sold $128.2 million of these securities. On October 1, 2008, it was determined that, due to the financial markets experiencing additional severe deterioration and disruptions, we would be unable to sell certain of the investments identified as part of the programs at a value equal to or greater than our view of their intrinsic values. Approximately $74.0 million of these investments were re-designated as intent to hold to recovery. Investments for which we had changed our intent to hold to recovery totaled $37.7 million as of December 31, 2008. For a more detailed discussion on securities written down due to a change in intent, see the Net Realized Capital Gains and Losses section of the MD&A.

     We continue to monitor the progress of these actions as market and economic conditions develop and will adapt our strategies as appropriate. Our continuing focus is to manage our risks and to position our portfolio to take advantage of market opportunities while attempting to mitigate further adverse effects.

INVESTMENTS OUTLOOK

- Continuing risk mitigation efforts will focus on shortening duration of the fixed income portfolio, and reducing exposures to real estate and certain other market sectors.

- Net investment income will decline due to lower asset balances and yields, and the costs of maintaining high liquidity and the risk mitigation programs.

- Our portfolio continues to generate significant cash flow from maturities, principal and interest receipts which will be available to manage liabilities and take advantage of market opportunities.

PORTFOLIO COMPOSITION The composition of the investment portfolio at December 31, 2008 is presented in the table below. Also see Notes 2 and 6 to the financial statements for investment accounting policies and additional information.

                                                               PERCENT
               (IN THOUSANDS)                 INVESTMENTS     OF TOTAL
                                             -------------   -----------
               Fixed income securities (1)   $  5,496,365        82.7%
               Mortgage loans                     700,268        10.5
               Short-term (2)                     409,802         6.2
               Policy loans                        39,672         0.6
               Other                                2,478           -
                                             -------------   -----------
                    Total                     $ 6,648,585       100.0%
                                             =============   ===========

               ----------
               (1) Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.78 billion.
               (2) Short-term investments are carried at fair value. Amortized cost basis for these investments was $409.7 million.

     Total investments decreased to $6.65 billion at December 31, 2008, from $7.06 billion at December 31, 2007, due to unrealized net capital losses, net realized capital losses, and lower funds associated with collateral received in conjunction with securities lending, partially offset by positive cash flows from operating and financing activities.

     Total investments at amortized cost related to collateral received in connection with securities lending business activities decreased to $117.3 million at December 31, 2008 from $198.1 million at December 31, 2007. As of December 31, 2008, these investments are included as a component of short-term investments. At December 31, 2007, these investments were carried at fair value and $183.0 million were classified in fixed income securities and $12.5 million were classified in short-term investments.

     Securities lending activities are primarily used as an investment yield enhancement, and are conducted with third parties such as brokerage firms. We obtain collateral, typically in the form of cash, in an amount generally equal to 102% of the fair value of the securities and monitor the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The cash we receive is invested in short-term and fixed income investments, and an offsetting liability to return the collateral is recorded in other liabilities and accrued expenses.

     We obtain fair values of our fixed income securities and exchange traded and non-exchange traded derivative contracts from several sources and methods. For a discussion of these sources and methods, see the Application of Critical Accounting Estimates section of the MD&A.

     We may utilize derivative financial instruments to help manage the exposure to interest rate risk from the fixed income securities portfolio. For a more detailed discussion of interest rate risks and our use of derivative financial instruments, see the Net realized capital gains and losses and Market Risk sections of the MD&A and Note 7 of the financial statements.

FIXED INCOME SECURITIES See Note 6 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair value for each type of fixed income security for the years ended December 31, 2008 and 2007.

     The following table shows fixed income securities by type.

                                                 FAIR VALUE AT       % TO TOTAL        FAIR VALUE AT       % TO TOTAL
     ($ IN THOUSANDS)                           DECEMBER 31, 2008    INVESTMENTS     DECEMBER 31, 2007    INVESTMENTS
                                                -----------------    -----------     -----------------    ------------
U.S. government and agencies                      $     917,731          13.8%         $       797,191            11.3%
Municipal                                               385,381           5.8                  433,307             6.1
Corporate                                             2,887,137          43.4                3,378,811            47.9
Foreign government                                      371,542           5.6                  333,540             4.7
Mortgage-backed securities ("MBS")                      396,177           6.0                  419,617             6.0
Commercial mortgage-backed securities ("CMBS")          468,868           7.0                  791,941            11.2
Asset-backed securities ("ABS")                          64,070           1.0                  106,877             1.5
Redeemable preferred stock                                5,459           0.1                    9,844             0.2
                                                  -------------         -----          ---------------           -----
Total fixed income securities                     $   5,496,365          82.7%         $     6,271,128            88.9%
                                                  =============         =====          ===============           =====

     At December 31, 2008, 97.5% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from S&P's, Fitch or Dominion or a rating of aaa, aa, a, or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2008.

                ($ IN THOUSANDS)
                NAIC              MOODY'S                        FAIR      PERCENT TO
                RATING            EQUIVALENT                    VALUE        TOTAL
                ------            ----------                    -----        -----
                   1              Aaa/Aa/A                   $ 4,029,051      73.3%
                   2              Baa                          1,327,651      24.2
                                                             -----------   -------
                                  Investment grade             5,356,702      97.5
                   3              Ba                              99,471       1.8
                   4              B                               34,000       0.6
                   5              Caa or lower                     3,843       0.1
                   6              In or near default               2,349         -
                                                             -----------   -------
                                  Below investment grade         139,663       2.5
                                                             -----------   -------
                                  Total                      $ 5,496,365     100.0%
                                                             ===========   =======

     The table above includes 1 security with a fair value totaling $8 million that has not yet received an NAIC rating, for which we have assigned a comparable internal rating. Due to lags between the funding of an investment, execution of final legal documents, filing with the Securities Valuation Office ("SVO") of the NAIC, and rating by the SVO, we generally have a small number of securities that have a pending NAIC rating.

     MUNICIPAL BONDS totaled $385.4 million at December 31, 2008, substantially all of which are taxable. The following table summarizes the municipal bond portfolio by Moody's equivalent ratings as of December 31, 2008.

                                                                        FAIR VALUE AS A
                          PAR      AMORTIZED     FAIR      UNREALIZED     PERCENT OF
($ IN THOUSANDS)         VALUE       COST        VALUE      GAIN/LOSS   AMORTIZED COST
                       ---------   ---------   ---------   ----------   ---------------
   Rating (1)
     Aaa               $ 152,790   $ 127,490   $ 116,203   $ (11,287)        91.1%
     Aa                  203,748     122,344     103,067     (19,277)        84.2
     A                   143,449     111,434      90,688     (20,746)        81.4
     Baa                 194,245      99,323      73,468     (25,855)        74.0
     Ba or lower           2,000       2,073       1,955        (118)        94.3
                       ---------   ---------   ---------   ----------
          Total        $ 696,232   $ 462,664   $ 385,381   $ (77,283)        83.3
                       =========   =========   =========   ==========

     ----------
     (1) Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.

     The unrealized net capital loss of $77.3 million at December 31, 2008 in our municipal bond portfolio was mainly caused by widening credit spreads as well as student loan ARS, which contributed $11.1 million of the unrealized losses.

     Included in our municipal bond portfolio at December 31, 2008 are $97.8 million of ARS that have long-term stated maturities, with the interest rate reset based on auctions that generally occurred every 7, 28 or 35 days depending on the specific security. This is compared to a balance of ARS at December 31, 2007 of $133.7 million, with the decline primarily representing redemptions from calls or refunding proceeds since December 31, 2007. Our holdings primarily have a Moody's or equivalent rating of Aaa. All of our holdings are pools of student loans for which at least 85% of the collateral was insured by the U.S. Department of Education at the time we purchased the security. As of December 31, 2008, $75.7 million of our ARS backed by student loans was 100% insured by the U.S. Department of Education and $22.1 million was 90% to 99% insured. All of our student loan ARS holdings are experiencing failed auctions and we receive the failed auction rate or, for those which contain maximum reset rate formulas, we receive the contractual maximum rate. We anticipate that failed auctions may persist and most of our holdings will continue to pay the failed auction rate or, for those that contain maximum rate reset formulas, the maximum rate, as described below. Auctions continue to be conducted as scheduled for each of the securities.

     We estimate that approximately one half of our student loan backed ARS include maximum rate reset formulas with a look back feature whereby if the failed auction rate exceeds an annual contractual maximum rate over a preceding stipulated period, the coupon interest rate is temporarily reset to the maximum rate, which can vary between zero and the failed auction rate. This maximum rate formula causes the reset interest rate on these securities to be lower than the failed auction rate in order to reduce the annual interest rate so that it does not exceed the annual contractual maximum rate. Generally, the annual contractual maximum rate is higher than the historical rates paid on these securities. At December 31, 2008, interest on $8.6 million of our ARS has reset using the maximum rate reset formula.

     CORPORATE BONDS totaled $2.89 billion at December 31, 2008. As of December 31, 2008, $1.33 billion or 45.9% of the portfolio consisted of privately placed securities compared to $1.52 billion or 45.1% at December 31, 2007. Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form and are directly negotiated with the borrower. All privately placed corporate securities are rated by NAIC based on information provided to them and are also internally rated. Additionally, approximately 35.4% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

     The following table summarizes the corporate fixed income portfolio by Moody's equivalent rating as of December 31, 2008.

($ IN THOUSANDS)       CORPORATE-PUBLIC            CORPORATE-PRIVATE            TOTAL CORPORATE
                   -------------------------   -------------------------   -------------------------
                      FAIR       UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
RATING (1)            VALUE      GAINS/LOSS       VALUE      GAINS/LOSS       VALUE      GAINS/LOSS
----------         -----------   -----------   -----------   -----------   -----------   -----------
Aaa                $    11,492   $     (142)   $   117,933   $    6,003    $   129,425   $    5,861
Aa                     106,643        6,135         98,537       (5,132)       205,180        1,003
A                      645,739      (41,187)       414,108      (35,659)     1,059,847      (76,846)
Baa                    718,358      (98,841)       613,790      (59,478)     1,332,148     (158,319)
Ba or lower             79,399      (19,386)        81,138      (23,764)       160,537      (43,150)
                   -----------   -----------   -----------   -----------   -----------   -----------
     Total         $ 1,561,631   $ (153,421)   $ 1,325,506   $ (118,030)   $ 2,887,137   $ (271,451)
                   ===========   ===========   ===========   ===========   ===========   ===========

     ----------
     (1) Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.

     The unrealized net capital loss of $271.5 million at December 31, 2008 is driven primarily by significantly widening credit spreads resulting from deteriorating macro economic conditions and continued credit market deterioration.

     The Company's portfolio of privately placed securities are broadly diversified by issuer, industry sector, and by country. The portfolio is made up of approximately 200 issues with an average security value of approximately $6.5 million. Privately placed corporate obligations generally benefit from increased yields and structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after extensive due diligence of the issuer, typically including direct discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue is internally rated with a formal rating affirmation once a year.

     FOREIGN GOVERNMENT securities totaled $371.5 million and all were rated investment grade at December 31, 2008.

     CERTAIN COLLATERALIZED SECURITIES are detailed in the following table by Moody's equivalent rating as of December 31, 2008.

                                              FAIR VALUE AT
                                               DECEMBER 31,   % TO TOTAL                                                  Ba OR
($ IN THOUSANDS)                                  2008        INVESTMENTS      Aaa         Aa         A         Baa       LOWER
                                              -------------   -----------      ---         --         -         ---       -----
MBS
U.S. Agency                                   $     330,950           5.0%      100.0%        --        --          --         --
Prime                                                41,634           0.6       100.0         --        --          --         --
Alt-A                                                23,593           0.4       100.0         --        --          --         --
                                              -------------   -----------
     Total MBS                                $     396,177           6.0%
                                              =============   ===========
CMBS
CMBS                                          $     467,212           7.0%       90.4        8.1%      1.5%         --         --
Commercial real estate collateralized debt
   obligations ("CRE CDO")                            1,656            --          --         --      18.1        81.9%        --
                                              -------------   -----------
     Total CMBS                               $     468,868           7.0%
                                              =============   ===========
ABS
ABS RMBS non-insured                          $      35,198           0.5%       81.3        3.4       1.0         2.7       11.6%
ABS RMBS insured                                      8,670           0.2          --        9.3       2.4        82.6        5.7
                                              -------------   -----------
     Total ABS RMBS                                  43,868           0.7

Other collateralized debt obligations                20,202           0.3        26.3       30.6      30.7          --       12.4
                                              -------------   -----------
     Total ABS                                $      64,070           1.0%
                                              =============   ===========

     During 2008, certain financial markets continued to experience price declines due to market and liquidity disruptions. We experienced this illiquidity and disruption in certain of our MBS, CMBS and ABS fixed income securities, particularly in our Prime residential mortgage-backed securities ("Prime"), Alt-A, CMBS, CRE CDO, ABS RMBS, and other collateralized debt obligations ("other CDO") portfolios. These portfolios totaled $598.2 million or approximately 9.0% of our total investments at December 31, 2008. Other securities markets, including certain other asset-backed and real estate-backed securities markets, also experienced illiquidity, but to a lesser degree.

     We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers. We confirmed the reasonableness of the fair value of these portfolios as of December 31, 2008 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities' relative position within their respective capital structures, and credit ratings from statistical rating agencies.

     The following table summarizes our illiquid portfolios as of December 31, 2008.

                                             AMORTIZED COST                 FAIR VALUE AS
                      PAR       AMORTIZED    AS A PERCENTAGE     FAIR       A PERCENTAGE    UNREALIZED
($ IN THOUSANDS)    VALUE (2)  COST (1)(2)    OF PAR VALUE       VALUE      OF PAR VALUE    GAIN/LOSS
                   ---------   -----------   ---------------   ---------   --------------   ----------
MBS
   Prime           $  46,751   $    46,949        100.4%       $  41,634       89.1%        $   (5,315)
   Alt-A              30,000        29,623         98.7           23,593       78.6             (6,030)

CMBS
   CMBS              753,489       720,035         95.6          467,212       62.0           (252,823)
   CRE CDO            14,918         1,672         11.2            1,656       11.1                (16)

ABS
   ABS RMBS           65,890        58,274         88.4           43,868       66.6            (14,406)
   Other CDO          28,788        28,788        100.0           20,202       70.2             (8,586)
                   ---------   -----------                     ---------                    ----------
   Total           $ 939,836   $   885,341         94.2        $ 598,165       63.6         $ (287,176)
                   =========   ===========                     =========                    ==========

----------
(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

(2) The difference between par value and amortized cost of $54.5 million is primarily attributable to write-downs. Par value has been reduced by principal payments.

     The following table presents realized capital gains and losses and principal transactions relating to our illiquid portfolios for the year ended December 31, 2008.

                           REALIZED CAPITAL GAINS AND LOSSES              PRINCIPAL TRANSACTIONS
                        ---------------------------------------   ---------------------------------------
($ IN THOUSANDS)                                     CHANGE IN
                                      IMPAIRMENT       INTENT                   PRINCIPAL
                           SALES      WRITE-DOWNS   WRITE-DOWNS      SOLD        RECEIVED      ACQUIRED
                        -----------   -----------   -----------   ----------   -----------   ------------
MBS
Prime                   $        --   $        --   $        --   $       --   $     3,465   $         --
Alt-A                            --            --            --           --            --             --

CMBS
CMBS                            272            --       (37,685)      81,013         1,527          6,846
CRE CDO                        (436)       (9,275)       (7,733)      18,586           707             --

ABS
ABS RMBS                        (72)       (3,506)       (5,302)         335        16,802             --
Other CDO                       317            --            --        3,016           269             --
                        -----------   -----------   -----------   ----------   -----------   ------------
  Total                 $        81   $   (12,781)  $   (50,720)  $  102,950   $    22,770   $      6,846
                        ===========   ===========   ===========   ==========   ===========   ============

     Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of December 31, 2008 are shown in the following table.

              ($ IN THOUSANDS)                      FAIR         UNREALIZED
                                                    VALUE        GAIN/LOSS
                                                ------------   --------------
              CMBS                              $    112,040   $     (200,849)
              ABS RMBS                                 9,131          (12,026)
              Other CDO                               14,901           (7,936)
                                                ------------   --------------
                 Total                          $    136,072   $     (220,811)
                                                ============   ==============

     We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance of the underlying collateral. In the absence of further deterioration in the collateral relative to our positions in the securities' respective capital structures, which could be other than temporary, the unrealized losses should reverse over the remaining lives of the securities.

     The cash flows of the underlying mortgages or collateral for MBS, CMBS (including CRE CDO) and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating. The security issue is typically referred to as the "class". For example, the "senior" portion or "top" of the capital structure which would originally qualify for a rating of Aaa is referred to as the "Aaa class" and typically has priority in receiving the principal repayments on the underlying mortgages. In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Although the various Aaa classes may receive principal sequentially, they may share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings or what may be referred to as more "junior" or "subordinate" securities in the capital structure. The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages ("ARM")) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

     CMBS totaled $468.9 million, all of which were rated investment grade at December 31, 2008. The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates. Approximately 97.5% of the CMBS investments are structured securities collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.

     The following table shows our CMBS portfolio, excluding CRE CDO, at December 31, 2008 by vintage year, based upon our participation in the capital structure.

        ($ IN THOUSANDS)

        CAPITAL STRUCTURE                   PAR        AMORTIZED       FAIR         UNREALIZED
        CLASSIFICATION (1)                 VALUE       COST (2)        VALUE        GAIN/LOSS
        ------------------              -----------   -----------   -----------   --------------
        Aaa
           2007:
              Super senior (3)          $    60,000   $    60,509   $    39,682   $      (20,827)
              Subordinated senior (5)        28,000        27,045         7,235          (19,810)
                                        -----------   -----------   -----------   --------------
                                             88,000        87,554        46,917          (40,637)

           2006:
              Super senior (3)               28,000        28,108        21,737           (6,371)
              Mezzanine senior (4)           37,338        36,215        19,021          (17,194)
              Subordinated senior (5)        42,081        40,245        13,150          (27,095)
                                        -----------   -----------   -----------   --------------
                                            107,419       104,568        53,908          (50,660)

           2005:
              Super senior (3)               51,400        51,392        42,054           (9,338)
              Subordinated senior (5)        10,000         9,867         4,265           (5,602)
                                        -----------   -----------   -----------   --------------
                                             61,400        61,259        46,319          (14,940)

           Pre-2005 (6):                    289,704       289,882       251,862          (38,020)
                                        -----------   -----------   -----------   --------------
               Aaa total                    546,523       543,263       399,006         (144,257)

        Aa                                  153,307       152,169        51,357         (100,812)
        A                                    53,659        24,603        16,849           (7,754)
                                        -----------   -----------   -----------   --------------
         Total CMBS                     $   753,489   $   720,035   $   467,212   $     (252,823)
                                        ===========   ===========   ===========   ==============

        ----------
        (1) May not be consistent with current ratings due to downgrades.

        (2) Amortized cost includes other-than-temporary impairment charges, as applicable.

        (3) Most senior of the Aaa rated tranches, typically has a high level of credit enhancement of approximately 30%, meaning actual losses in the deal have to reach 30% before incurring a first dollar loss.

        (4) Middle Aaa rated tranche, typically having credit enhancement of approximately 20%, are subordinate only to the Super senior bonds.

        (5) Lowest Aaa rated tranche, typically with credit enhancement in the low teens. This bond is subordinate to the Super senior and Mezzanine senior tranches, but still senior to all tranches rated below Aaa.

        (6) Prior to 2005, the Aaa bonds in a transaction were generally not divided into Super senior, Mezzanine senior, or Subordinated senior (with the exception of a few deals structured very late in 2004); therefore all 2004 and prior Aaa-rated securities are grouped into this category.

     The unrealized net capital loss of $252.8 million at December 31, 2008 on our CMBS portfolio was a result of significant widening of credit spreads due to deteriorating macro economic conditions and continued credit market deterioration. Credit spread widening occurred in all rating classes but was particularly evident in our subordinated senior Aaa, Pre-2005 Aaa-rated and lower rated securities. These holdings accounted for $199.1 million, or approximately 79% of the unrealized net capital loss. Our analysis suggests that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates. Credit protections in the portfolio, including those on subordinated senior Aaa and Aa-rated securities, are multiples of historic high commercial mortgage loss experience and well in excess of our current loss expectations.

     ABS RMBS includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history. It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit history. $37.1 million or 84.5% of the ABS RMBS portfolio consisted of securities that were issued during 2005, 2006 and 2007. At December 31, 2008, 69.1% of securities issued during 2005, 2006 and 2007 were rated Aaa, 5.4% rated Aa, 1.6% rated A, 11.6% rated Baa and 12.3% rated Ba or lower.

     The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral at December 31, 2008.

                                                 FAIR      % TO TOTAL
            ($ IN THOUSANDS)                     VALUE     INVESTMENTS
                                               ---------   -----------
            ABS RMBS
            First lien:
               Fixed rate (1)                  $  11,453        0.2%
               Variable rate (1)                  20,084        0.3
                                               ---------     ------
                  Total first lien (2)            31,537        0.5
            Second lien:
               Insured                             7,961        0.1
               Other                               4,370        0.1
                                               ---------     ------
                  Total second lien (3)           12,331        0.2
                                               ---------     ------
                  Total ABS RMBS               $  43,868        0.7%
                                               =========     ======

        ----------
        (1) Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.

        (2) The credit ratings of the first lien ABS RMBS were 81.3% Aaa, 3.8% Aa, 1.8% A, 3.0% Baa and 10.1% Ba or lower at December 31, 2008.

        (3) The credit ratings of the second lien ABS RMBS were 24.2% Aaa, 6.5% Aa, 58.0% Baa and 11.3% Ba or lower at December 31, 2008.

     The following table includes first lien non-insured ABS RMBS by vintage year and the interest rate characteristics of the underlying mortgage product.

                                      VARIABLE     FIXED       FAIR      AMORTIZED   UNREALIZED
        ($ IN THOUSANDS)                RATE       RATE        VALUE      COST (1)   GAIN/LOSS
                                      --------   ---------   ---------   ---------   ----------
        Total first lien
           non-insured ABS RMBS
               2007                   $  3,708   $   9,844   $  13,552   $  15,042   $   (1,490)
               2006                     15,655       1,609      17,264      20,975       (3,711)
               2005                         12          --          12          12           --
                                      --------   ---------   ---------   ---------   ----------
                  Total               $ 19,375   $  11,453   $  30,828   $  36,029   $   (5,201)
                                      ========   =========   =========   =========   ==========

        ----------
        (1) Amortized cost includes other-than-temporary impairment charges, as applicable.

     We also own approximately $4.4 million of second lien ABS RMBS non-insured securities, representing 85.1% of amortized cost. Approximately $1.4 million, or 31.6%, of this portfolio are 2006 and 2007 vintage years. Together with the first lien non-insured ABS RMBS in the table above, this comprises our $35.2 million of non-insured ABS RMBS.

     At December 31, 2008, $8.7 million or 19.8% of the total ABS RMBS securities are insured by 4 bond insurers and 94.3% of these insured securities were rated investment grade. The following table shows our insured ABS RMBS portfolio at December 31, 2008 by vintage year for the first lien and second lien collateral.

   ($ IN THOUSANDS)                                VINTAGE YEAR
                                 -------------------------------------------------
                                                                                       FAIR       AMORTIZED    UNREALIZED
                                    2007         2006         2005       PRE-2005      VALUE       COST (1)    GAIN/LOSS
                                 ----------   ----------   ----------   ----------   ---------   -----------   ----------
   First lien:                   $      498   $      211   $       --   $       --   $     709   $       901   $     (192)
   Second lien:                       4,053           --          117        3,791       7,961        16,211       (8,250)
                                 ----------   ----------   ----------   ----------   ---------   -----------   ----------
      Total insured ABS RMBS     $    4,551   $      211   $      117   $    3,791   $   8,670   $    17,112   $   (8,442)
                                 ==========   ==========   ==========   ==========   =========   ===========   ==========

   ----------
       (1) Amortized cost includes other-than-temporary impairment charges, as applicable.

     INSURED INVESTMENTS As of December 31, 2008, we hold $218.3 million of fixed income securities that are insured by bond insurers, including $195.0 million of our municipal bond portfolio, $8.7 million of our ABS RMBS and $9.1 million of our CMBS. 50.6% of our municipal bond portfolio is insured by four bond insurers and 38.9% of these securities have a Moody's equivalent rating of Aaa or Aa. Our practices for acquiring and monitoring municipal bonds primarily are based on the quality of the primary obligor. As of December 31, 2008, we believe the valuations already reflected a decline in the value of the insurance, and further related declines if any, are not expected to be material. While the valuation of these holdings may be temporarily impacted by negative and rapidly changing market developments, we continue to have the intent and ability to hold the bonds and expect to receive all of the contractual cash flows. As of December 31, 2008, 64.2% of our insured municipal bond portfolio was insured by MBIA, Inc., 15.5% by Financial Security Assurance Inc., and 14.0% by Ambac Financial Group, Inc.

     Credit ratings without the insurance guarantee are not available in certain cases where the issuer does not solicit the rating agency to provide the rating without the insurance guarantee and, as a result, the rating agency does not disclose it. The ratings of our holdings with insurance guarantee generally follow the rating of the bond insurer. In cases where the rating of the bond insurer is lower than that of the underlying security, the rating without insurance guarantee could be higher than that with the guarantee.

     The following table shows our insured investments by Moody's equivalent rating with and without the impact to the rating from the insurance guarantee, where it is available, as of December 31, 2008.

($ IN THOUSANDS)
                RATING WITH INSURANCE GUARANTEE                           RATING WITHOUT INSURANCE GUARANTEE
---------------------------------------------------------------     ----------------------------------------------
                                      FAIR          PERCENT TO                          FAIR          PERCENT TO
                  RATING              VALUE           TOTAL             RATING          VALUE           TOTAL
       -------------------------   -----------     ------------     --------------   -----------   ---------------
Municipal bonds
       Aaa                         $    17,062           8.8  %     Aaa              $        --            --  %
       Aa                               58,732          30.1        Aa                    43,212          22.2
       A                                45,708          23.4        A                     79,229          40.6
       Baa                              73,468          37.7        Baa                   35,243          18.1
       Rating without Insurance
       Guarantee not provided
       ("NA")                               --            --        NA                    37,286          19.1
                                    ----------     ------------                       ----------    -------------
   Total municipal bonds           $   194,970         100.0  %                      $   194,970         100.0  %
                                    ===========    ============                       ==========    =============

ABS RMBS
       Aa                          $       803           9.3  %     Aa               $        --            --  %
       A                                   211           2.4        A                         --            --
       Baa                               7,158          82.6        Baa                       --            --
       Ba                                  498           5.7        Ba                        --            --
       B                                    --            --        B                        498           5.8
       Caa or lower                         --            --        Caa or lower             686           7.9
       NA                                   --            --        NA                     7,486          86.3
                                    ----------     ------------                       ----------    -------------
   Total ABS RMBS                  $     8,670         100.0  %                      $     8,670         100.0  %
                                    ==========     ============                       ==========    =============

MORTGAGE LOANS Our mortgage loan portfolio was $700.3 million and $725.3 million at December 31, 2008 and 2007, respectively, and comprised primarily loans secured by first mortgages on developed commercial real estate. Geographical and property type diversification are key considerations used to manage our exposure. The portfolio is diversified across several property types. Our largest exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 10% of the portfolio. The average debt service coverage ratio represents the amount of cash flows available from the property to meet the borrower's principal and interest payment obligations. The average debt service coverage ratio of the portfolio as of December 31, 2008 was approximately 2.0, and only approximately 0.7% of the mortgage loan portfolio had a debt service coverage ratio under 1.0.

     We closely monitor our commercial mortgage loan portfolio on a loan-by-loan basis. Loans with an estimated collateral value less than the loan balance, as well as loans with other characteristics indicative of higher than normal credit risks, are reviewed at least quarterly for purposes of establishing valuation allowances and placing loans on non-accrual status as necessary. The underlying collateral values are based upon either discounted property cash flow projections or a commonly used valuation method that utilizes a one-year projection of expected annual income divided by a market based expected rate of return. We had $449 thousand of realized capital losses related to valuation allowances on mortgage loans for the year ended December 31, 2008 and had no realized capital losses related to valuation allowances on mortgage loans for the year ended December 31, 2007. Additionally, realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $2.0 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively. For further detail, see Note 6 to the financial statements.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $409.8 million and $22.7 million at December 31, 2008 and 2007, respectively. The increase in short-term investments was primarily due to liquidity management actions. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of less than one year.

POLICY LOANS Our policy loan balance was $39.7 million and $38.5 million at December 31, 2008 and 2007, respectively. Policy loans are carried at the unpaid principal balances.

OTHER INVESTMENTS Our other investments as of December 31, 2008 are comprised of certain derivative financial instruments.

UNREALIZED GAINS AND LOSSES See Note 6 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining whether the securities are not other-than-temporarily impaired. The unrealized net capital losses totaled $278.3 million at December 31, 2008, compared to unrealized net capital gains of $341.5 million at December 31, 2007, as a result of significantly widening credit spreads.

     The following table presents unrealized net capital gains and losses, pre-tax and after-tax at December 31.

       ($ IN THOUSANDS)                                              2008               2007
                                                               ----------------   ----------------
       U.S. government and agencies                           $         241,076  $         220,299
       Municipal                                                        (77,283)            11,552
       Corporate                                                       (271,451)            63,866
       Foreign government                                               109,235             73,689
       MBS                                                               (2,001)              (113)
       CMBS                                                            (252,839)           (19,250)
       ABS                                                              (22,992)            (8,326)
       Redeemable preferred stock                                        (3,831)               512
                                                               ----------------   ----------------
       Fixed income securities                                         (280,086)           342,229
       Short-term investments                                                65                  -
       Derivatives                                                        1,749               (766)
                                                               ----------------   ----------------
       Unrealized net capital gains and losses, pre-tax                (278,272)           341,463
                                                               ----------------   ----------------
       Amounts recognized for:
          Insurance reserves (1)                                       (155,935)          (261,846)
          DAC and DSI (2)                                               266,647             20,672
                                                               ----------------   ----------------
              Total                                                     110,712           (241,174)
       Deferred income taxes                                             58,646            (35,101)
                                                               ----------------   ----------------
       Unrealized net capital gains and losses, after-tax     $        (108,914) $          65,188
                                                               ================   ================

       ----------
       (1) The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to certain payout annuities with life contingencies.

       (2) The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

     The net unrealized loss for the fixed income portfolio totaled $280.1 million, comprised of $420.1 million of gross unrealized gains and $700.2 million of gross unrealized losses at December 31, 2008. This is compared to a net unrealized gain for the fixed income portfolio totaling $342.2 million at December 31, 2007, comprised of $437.5 million of gross unrealized gains and $95.3 million of gross unrealized losses.

     Gross unrealized gains and losses as of December 31, 2008 on fixed income securities by type and sector are provided in the table below.

                                                                                                     AMORTIZED
                                                                GROSS UNREALIZED                     COST AS A     FAIR VALUE AS A
                                       PAR       AMORTIZED   ----------------------      FAIR        PERCENTAGE     PERCENTAGE OF
($ IN THOUSANDS)                     VALUE(1)      COST        GAINS       LOSSES        VALUE      OF PAR VALUE      PAR VALUE
                                   -----------  -----------  ----------  ----------   -----------   ------------   ---------------
Corporate:
   Utilities                       $   632,634  $   624,016  $   19,686  $  (47,550)  $   596,152       98.6            94.2
   Consumer goods (cyclical and
     non-cyclical)                     448,626      449,808       7,506     (28,037)      429,277      100.3            95.7
   Banking                             425,399      413,979       4,608     (78,121)      340,466       97.3            80.0
   Financial services                  356,448      344,939         942     (44,734)      301,147       96.8            84.5
   Capital goods                       346,585      339,837       4,855     (31,968)      312,724       98.1            90.2
   Energy                              194,861      197,168         781     (15,738)      182,211      101.2            93.5
   Transportation                      190,659      192,477       4,126     (23,802)      172,801      101.0            90.6
   Communications                      177,930      176,870       1,790     (14,106)      164,554       99.4            92.5
   Other                               275,181      171,437       8,159     (20,801)      158,795       62.3            57.7
   Basic industry                      132,676      133,754         223     (14,814)      119,163      100.8            89.8
   Technology                          113,229      114,303       2,631      (7,087)      109,847      100.9            97.0
                                   -----------  -----------  ----------  ----------   -----------
Total corporate fixed income
  portfolio                          3,294,228    3,158,588      55,307    (326,758)    2,887,137       95.9            87.6
                                   -----------  -----------  ----------  ----------   -----------

U.S. government and agencies         1,205,084      676,655     241,196        (120)      917,731       56.2            76.2
Municipal                              696,232      462,664       4,442     (81,725)      385,381       66.5            55.4
Foreign government                     472,553      262,307     109,235          --       371,542       55.5            78.6
MBS                                    406,076      398,178       9,387     (11,388)      396,177       98.1            97.6
CMBS                                   768,406      721,707          --    (252,839)      468,868       93.9            61.0
ABS                                     94,678       87,062         566     (23,558)       64,070       92.0            67.7
Redeemable preferred stock               8,500        9,290          --      (3,831)        5,459      109.3            64.2
                                   -----------  -----------  ----------  ----------   -----------
   Total fixed income securities   $ 6,945,757  $ 5,776,451  $  420,133  $ (700,219)  $ 5,496,365       83.2            79.1
                                   ===========  ===========  ==========  ==========   ===========

----------
(1) Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.

     The banking, utilities and financial services sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at December 31, 2008. The gross unrealized losses in these sectors were primarily company specific and the result of significantly widening credit spreads. As of December 31, 2008, $289.6 million or 88.6% of the gross unrealized losses in the corporate fixed income portfolio and $372.1 million or 99.6% of the gross unrealized losses on the remaining fixed income securities, related to securities rated investment grade. Credit spreads are the additional yield on fixed income securities above the risk-free rate (typically defined as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks for fixed income securities with consistent terms. Credit spreads vary with the market's perception of risk and liquidity in a specific issuer or specific sectors. Credit spreads can widen (increase) or tighten (decrease) and may offset or add to the effects of risk-free interest rate changes in the valuation of fixed income securities from period to period.

     All securities in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value are other than temporary.

     The following table shows gross unrealized losses at December 31, 2008 by credit quality of the fixed income securities using Moody's equivalent rating.

                                                          RATING (1)
                    ---------------------------------------------------------------------------------------
                                                                                            Caa      IN OR     TOTAL
($ IN THOUSANDS)                                                                             OR       NEAR   UNREALIZED
                        Aaa         Aa          A          Baa         Ba          B        LOWER   DEFAULT     LOSS     FAIR VALUE
                        ---         --          -          ---         --          -        -----   -------  ----------  -----------
Corporate:
   Banking          $       --  $   (5,470) $  (43,135) $  (29,473) $     (43) $      --  $     --  $    --  $  (78,121) $   275,718
   Financial
     services             (496)     (1,618)    (24,913)    (17,538)        --         --        --     (169)    (44,734)     256,438
   Consumer goods
     (cyclical and
      non-cyclical)         --          --      (8,315)    (11,559)    (6,320)    (1,843)       --       --     (28,037)     223,550
   Utilities                --        (111)     (2,580)    (40,374)    (4,269)      (216)       --       --     (47,550)     349,593
   Capital goods            --          --      (1,693)    (19,139)    (5,689)    (5,447)       --       --     (31,968)     225,156
   Basic industry           --          --      (1,568)     (5,787)    (2,105)    (5,354)       --       --     (14,814)     103,995
   Transportation           --          --      (8,786)     (6,013)    (9,003)        --        --       --     (23,802)     117,651
   Communications           --          --        (624)     (9,953)    (2,621)      (908)       --       --     (14,106)     111,166
   Energy                   --        (614)         --     (14,198)      (681)      (245)       --       --     (15,738)     130,364
   Technology             (544)         --      (4,312)     (2,231)        --         --        --       --      (7,087)      62,579
   Other                    --          --      (6,101)    (14,668)       (32)        --        --       --     (20,801)      40,306
                    ----------  ----------  ----------  ----------  ---------  ---------  --------  -------  ----------  -----------
Total corporate
     fixed income
     portfolio          (1,040)     (7,813)   (102,027)   (170,933)   (30,763)   (14,013)       --     (169)   (326,758)   1,896,516
                    ----------  ----------  ----------  ----------  ---------  ---------  --------  -------  ----------  -----------

U.S. government and
     agencies             (120)         --          --          --         --         --        --       --        (120)      24,844
Municipal              (12,424)    (21,849)    (21,218)    (26,116)        --       (118)       --       --     (81,725)     291,413
Foreign government          --         --           --          --         --         --        --       --          --           --
MBS                    (11,388)         --          --          --         --         --        --       --     (11,388)      74,972
CMBS                  (146,939)   (100,740)     (5,144)        (16)        --         --        --       --    (252,839)     463,081
ABS                     (4,858)     (4,570)     (3,948)     (7,067)      (512)    (2,483)      (92)     (28)    (23,558)      49,827
Redeemable
     preferred
     stock                  --         --           --      (3,831)        --         --        --       --      (3,831)       5,459
                    ----------  ----------  ----------  ----------  ---------  ---------  --------  -------  ----------  -----------
Total fixed income
     securities     $ (176,769) $ (134,972) $ (132,337) $ (207,963) $ (31,275) $ (16,614) $    (92) $  (197) $ (700,219) $ 2,806,112
                    ==========  ==========  ==========  ==========  =========  =========  ========  =======  ==========  ===========
Rating % to total
     unrealized
     loss                  25.2%      19.3%       18.9%       29.7%       4.5%       2.4%       --%      --%      100.0%

----------
(1) Moody's equivalent rating will not necessarily tie to ratings distributions from the NAIC due to potential timing differences between the various rating suppliers and the number of external rating agencies used in the determination.

     The scheduled maturity dates for fixed income securities at December 31, 2008 are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

                                  FIXED INCOME SECURITIES IN GROSS            FIXED INCOME SECURITIES IN GROSS
                                     UNREALIZED GAIN POSITION                     UNREALIZED LOSS POSITION
                            -------------------------------------------  -------------------------------------------
                            UNREALIZED  PERCENT      FAIR      PERCENT   UNREALIZED  PERCENT      FAIR      PERCENT
($ IN THOUSANDS)               GAIN     TO TOTAL     VALUE     TO TOTAL     LOSS     TO TOTAL     VALUE     TO TOTAL
                            ----------  --------  -----------  --------  ----------  --------  -----------  --------
Due in one year or less     $      729     0.2%   $   107,087     4.0%   $     (842)      0.1% $    86,919       3.1%
Due after one year through
  two years                      2,700     0.6        112,015     4.2        (8,650)      1.2       89,123       3.2
Due after two years
  through three years            2,569     0.6         93,501     3.5       (11,333)      1.6      177,885       6.3
Due after three years
  through four years            14,444     3.4        206,339     7.7       (25,673)      3.7      260,080       9.3
Due after four years
  through five years             9,534     2.3        162,109     6.0       (18,759)      2.7      148,908       5.3
Due after five years
  through ten years            189,534    45.1        848,148    31.5       (94,247)     13.5      596,790      21.3
Due after ten years            190,670    45.4        825,606    30.7      (505,769)     72.2    1,321,608      47.1
MBS and ABS(1)                   9,953     2.4        335,448    12.4       (34,946)      5.0      124,799       4.4
                            ----------   -----    -----------   -----    ----------     -----  -----------     -----
Total                       $  420,133   100.0%   $ 2,690,253   100.0%   $ (700,219)    100.0% $ 2,806,112     100.0%
                            ==========   =====    ===========   =====    ==========     =====  ===========     =====

----------
(1) Because of the potential for prepayment, these securities are not categorized based on their contractual maturities.

     For fixed income securities, 59.3% of the gross unrealized losses at December 31, 2008 were from $362.6 million of securities with a fair value below 70% of amortized cost, or 6.6% of our fixed income portfolio, at December 31, 2008. The following table reconciles fixed income securities with unrealized losses based on the percentage of fair value to amortized cost.

                                                                                                                   % TO TOTAL
                                                                      PAR         UNREALIZED         FAIR          FIXED INCOME
($ IN THOUSANDS)                                                    VALUE(1)      GAIN (LOSS)        VALUE          SECURITIES
                                                                --------------  ---------------  ---------------  ---------------
GREATER THAN 80% of amortized cost                               $  2,395,928    $   (196,690)    $  2,175,511             39.6%
70% to 80% of amortized cost                                          402,137         (88,633)         268,019              4.9
LESS THAN 70% of amortized cost (2)                                   953,950        (414,896)         362,583              6.6
                                                                --------------  ---------------  ---------------  ---------------
Gross unrealized losses on fixed income securities                  3,752,015        (700,219)       2,806,113             51.1
Gross unrealized gains on fixed income securities                   3,193,742         420,133        2,690,252             48.9
                                                                --------------  ---------------  ---------------  ---------------
Net unrealized gains and losses on fixed income securities (3)   $  6,945,757    $   (280,086)    $  5,496,365            100.0%
                                                                ==============  ===============  ===============  ===============

----------
(1) Included in par value are $384.0 million of zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity.

(2) Illiquid portfolios represent $220.8 million of net unrealized losses and $136.1 million of fair value.

(3) Illiquid portfolios represent $287.2 million of net unrealized losses and $598.2 million of fair value.

     The following table presents gross unrealized losses for fixed income securities with a fair value below 70% of amortized cost.

                                                   FAIR       GROSS UNREALIZED
               ($ IN THOUSANDS)                    VALUE           LOSSES
                                              -------------- -----------------
               Municipal                       $     38,492   $       (45,243)
               Corporate                            182,560          (145,011)
               CMBS                                 112,040          (200,849)
               ABS                                   24,032           (19,962)
               Redeemable preferred stock             5,459            (3,831)
                                              -------------- ------------------
               Total fixed income securities   $    362,583   $      (414,896)
                                              ============== ==================

     We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance. The unrealized losses should reverse over the remaining lives of the securities. As of December 31, 2008, we have the intent and ability to hold these securities to recovery. Our ability to do so is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations. During 2008, our fixed income securities portfolio provided approximately $476 million in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income securities whose carrying value may be other-than-temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list. All investments in an unrealized loss position at December 31, 2008 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

     We also conduct a portfolio review to recognize impairment on securities in an unrealized loss position for which we do not have the intent and ability to hold until recovery as a result of approved programs involving the disposition of investments for reasons such as negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration of capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, changes in duration, revisions to strategic asset allocations, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

     The following table summarizes fixed income securities in a gross unrealized loss position according to significance, aging and investment grade classification.

                                                  DECEMBER 31, 2008                               DECEMBER 31, 2007
                                     --------------------------------------------    --------------------------------------------
                                                        BELOW                                           BELOW
($ IN THOUSANDS EXCEPT NUMBER OF      INVESTMENT      INVESTMENT                      INVESTMENT      INVESTMENT
 ISSUES)                                 GRADE           GRADE          TOTAL            GRADE           GRADE          TOTAL
                                     ------------    ------------    ------------    ------------    ------------    ------------
Category (I): Unrealized loss
less than 20% of amortized cost
    Number of issues                          448              38             486             381              60             441
    Fair value                       $  2,105,319    $     70,192    $  2,175,511    $  2,014,259    $    103,660    $  2,117,919
    Unrealized                       $   (187,983)   $     (8,707)   $   (196,690)   $    (74,751)   $     (8,180)   $    (82,931)

Category (II): Unrealized loss
greater than or equal to 20% of
amortized cost for a period of
less than 6 consecutive months
    Number of issues                          150              30             180               9               5              14
    Fair value                       $    557,986    $     46,428    $    604,414    $     22,380    $      4,830    $     27,210
    Unrealized                       $   (431,954)   $    (26,145)   $   (458,099)   $     (9,208)   $     (3,208)   $    (12,416)

Category (III): Unrealized loss
greater than or equal to 20% of
amortized cost for a period of
6 or more consecutive months, but
less than 12 consecutive months
    Number of issues                           13               2              15              --              --              --
    Fair value                       $     23,013    $        612    $     23,625    $         --    $         --    $         --
    Unrealized                       $    (41,789)   $       (757)   $    (42,546)   $         --    $         --    $         --

Category (IV): Unrealized loss
greater than or equal to 20% of
amortized cost for 12 or more
consecutive months
    Number of issues                           --               1               1              --              --              --
    Fair value                       $         --    $      2,562    $      2,562    $         --    $         --    $         --
    Unrealized                       $         --    $     (2,884)   $     (2,884)   $         --    $         --    $         --
                                     ------------    ------------    ------------    ------------    ------------    ------------

Total number of issues                        611              71             682             390              65             455
                                     ============    ============    ============    ============    ============    ============
Total fair value (1)                 $  2,686,318    $    119,794    $  2,806,112    $  2,036,639    $    108,490    $  2,145,129
                                     ============    ============    ============    ============    ============    ============
Total unrealized losses              $   (661,726)   $    (38,493)   $   (700,219)   $    (83,959)   $    (11,388)   $    (95,347)
                                     ============    ============    ============    ============    ============    ============

     ----------
     (1) At December 31, 2008, 95.7% of the fixed income securities portfolio was rated investment grade compared to 94.9% at December 31, 2007.

     The largest individual unrealized loss was $2.5 million for category (I), $14.2 million for category (II), $7.8 million for category (III) and $2.9 million for category (IV) as of December 31, 2008.

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

     At December 31, 2008, Category (III) for fixed income was comprised primarily of fair values of $7.1 million of CMBS, $6.2 million of other CDO, $5.6 million of corporate private and $4.7 million of ABS RMBS, for a total of $23.6 million with unrealized losses of $27.1 million, $3.8 million, $3.0 million and $8.6 million, respectively, for a total of $42.5 million of unrealized losses.

     Of the unrealized losses on below investment grade securities, 9.5% were in significant unrealized loss positions (greater than or equal to 20% of amortized cost) for six or more consecutive months prior to December 31, 2008. Included among the securities rated below investment grade are high-yield bonds and securities that were investment grade when originally acquired. We mitigate the credit risk of investing in below investment grade fixed income securities by limiting the percentage of our fixed income portfolio invested in such securities through diversification of the portfolio, active credit monitoring and portfolio management activities. We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

     Whenever our initial analysis indicates that a fixed income security's unrealized loss of 20% or more for at least 36 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.

     The following table contains the individual securities with the largest unrealized losses as of December 31, 2008. No other fixed income security had an unrealized loss greater than $9.7 million or 1.4% of the total unrealized loss on fixed income securities.

                                                                                        UNREALIZED         FAIR VALUE
                                       UNREALIZED          FAIR            NAIC            LOSS             HIERARCHY
($ IN THOUSANDS)                          LOSS            VALUE           RATING          CATEGORY            LEVEL
                                     -------------   --------------    ------------    --------------     -------------
Other CMBS                          $    (14,241)   $       20,725           1               II                  2
Other CMBS                               (13,918)            5,127           1               II                  2
Other CMBS                               (13,751)            6,227           1               II                  2
CMBS Subordinated                        (13,409)            4,011           1               II                  3
U.S. Municipal                           (13,280)            6,220           1               II                  2
CMBS Subordinated                        (11,523)            3,310           1               II                  3
CMBS Subordinated                        (11,419)            3,431           1               II                  3
CMBS Subordinated                        (10,938)            3,123           1               II                  3
CMBS Subordinated                         (9,745)           10,331           1               II                  2
                                     -------------   --------------
     Total                          $   (112,224)   $       62,505
                                     =============   ==============

     We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition or loan. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

     The following table summarizes problem, restructured and potential problem fixed income securities at December 31, 2008. We had no problem, restructured or potential problem fixed income securities as of December 31, 2007.

                                                                            AMORTIZED                               PERCENT OF
                                                                            COST AS A              FAIR VALUE AS    TOTAL FIXED
                                                     PAR       AMORTIZED    PERCENT OF    FAIR       A PERCENT      INCOME
          ($ IN THOUSANDS)                        VALUE (1)     COST (1)    PAR VALUE     VALUE    OF PAR VALUE     PORTFOLIO
                                                  ---------     --------    ---------     -----    -------------    ---------
          Problem                                 $  30,000    $  18,824        62.7%   $ 13,593          45.3%          0.2%
          Potential problem                          56,942       22,118        38.8      22,080          38.8           0.4
                                                  ---------    ---------                --------                         ---
          Total net carrying value                $  86,942    $  40,942        47.1    $ 35,673          41.0           0.6%
                                                  =========    =========                ========                         ===
          Cumulative write-downs recognized (2)                $  41,423
                                                               =========

          ----------
          (1) The difference between par value and amortized cost of $46.0 million at December 31, 2008 is primarily attributable to write-downs. Par value has been reduced by principal payments.

          (2) Cumulative write-downs recognized only reflect impairment write-downs related to investments within the problem, potential problem and restructured categories.

     At December 31, 2008, amortized cost for the problem category was $18.8 million and was comprised primarily of $9.9 million of financial sector related holdings, and $8.9 million of corporates. The increase over December 31, 2007 is attributable to the addition of fixed income holdings that either are in default with respect to principal or interest and/or are investments issued by companies that went into bankruptcy during the period. The amortized cost of problem investments with a fair value less than 70% of amortized cost totaled $9.9 million, with unrealized losses of $4.4 million and fair value of $5.5 million.

     At December 31, 2008, amortized cost for the potential problem category was $22.1 million and was comprised of $10.7 million of corporates, $6.2 million of other CDO, $4.1 million of financial sector related holdings and $1.1 million of CMBS. The increase over December 31, 2007 is primarily attributable to the additions of certain real estate related holdings, including securities collateralized by residential and commercial mortgage loans. Also contributing to the increase were financial sector related holdings. The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $4.0 million, with unrealized losses of $1.5 million and fair value of $2.5 million.

     We evaluated each of these investments through our portfolio monitoring process at December 31, 2008 and recorded write-downs when appropriate. We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.

NET INVESTMENT INCOME The following table presents net investment income for the year ended December 31.

               ($ IN THOUSANDS)                          2008          2007            2006
                                                      ----------   ------------    -----------
               Fixed income securities               $  362,671   $   358,547     $  343,115
               Mortgage loans                            41,949        40,916         38,576
               Short-term and other                      12,949        14,487         14,763
                                                      ----------   ------------    -----------
               Investment income, before expense        417,569       413,950        396,454
               Investment expense                       (14,638)      (27,212)       (23,390)
                                                      ----------   ------------    -----------
               Net investment income                 $  402,931   $   386,738     $  373,064
                                                      ==========   ============    ===========

     Total investment expenses decreased $12.6 million in 2008 compared to 2007, after increasing $3.8 million in 2007 compared to 2006. The 2008 decrease was primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions. The average amount of collateral held in connection with securities lending was approximately $281.9 million in 2008 compared to approximately $338.2 million in 2007, as a result of actions to reduce our securities lending balances.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ IN THOUSANDS)                                                2008            2007            2006
                                                           -------------    ------------    -------------
Sales (1)                                                 $     59,966     $    10,321     $     (5,112)
Impairment write-downs (2)                                     (38,528)              -             (258)
Change in intent write-downs (1)(3)                            (79,262)         (6,793)         (16,456)
Valuation of derivative instruments                            (29,525)         (8,166)          (5,429)
Settlement of derivative instruments                            10,144           3,807            5,170
                                                           -------------    ------------    -------------
   Realized capital gains and losses, pre-tax                  (77,205)           (831)         (22,085)
   Income tax benefit                                           25,708             308            8,216
                                                           -------------    ------------    -------------
   Realized capital gains and losses, after-tax           $    (51,497)    $      (523)    $    (13,869)
                                                           =============    ============    =============

----------
(1) To conform to the current period presentation, certain amounts in the prior periods have been reclassified.

(2) Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3) Change in intent write-downs reflects instances where we cannot assert a positive intent to hold until recovery.

     SALES net realized gains in 2008 were primarily due to net realized gains on fixed income securities of $59.6 million comprised of gross gains of $75.6 million and gross losses of $16.0 million. The net realized gains on sales in 2007 were primarily due to net realized gains on fixed income securities of $8.0 million comprised of gross gains of $15.2 million and gross losses of $7.2 million.

     The ten largest losses from sales of individual securities for the year ended December 31, 2008 totaled $5.2 million and ranged from $226 thousand to $1.1 million. One security totaling $297 thousand was in an unrealized loss position greater than or equal to 20% of amortized cost for a period of less than six consecutive months.

     We may sell or change our intent to hold a security until recovery for impaired fixed income securities that were in an unrealized loss position at the previous reporting date, or other investments where the fair value has declined below the amortized cost, in situations where significant unanticipated new facts and circumstances emerge or existing facts and circumstances increase in significance and are anticipated to adversely impact a security's future valuations more than previously expected; including negative developments that would change the view of long term investors and their intent to continue to hold the investment, subsequent credit deterioration of an issuer or holding, subsequent further deterioration in capital markets (i.e. debt and equity) and of economic conditions, subsequent further deterioration in the financial services and real estate industries, liquidity needs, unanticipated federal income tax situations involving capital gains and capital loss carrybacks and carryforwards with specific expiration dates, investment risk mitigation actions, and other new facts and circumstances that would cause a change in our previous intent to hold a security to recovery or maturity.

     Upon approval of programs involving the expected disposition of investments, portfolio managers identify a population of suitable investments, typically larger than needed to accomplish the objective, from which specific securities are selected to sell. Due to our change in intent to hold until recovery, we recognize impairments on investments within the population that are in an unrealized loss position. Further unrealized loss positions that develop subsequent to the original write-down are recognized in the reporting period in which they occur through the date the program is closed. The program is closed when the objectives of the program are accomplished or a decision is made not to fully complete it, at which time an evaluation is performed of any remaining securities and where appropriate they are redesignated as having the intent to hold to recovery. Reasons resulting in a decision not to complete an approved program include matters such as the mitigation of concerns that led to the initial decision, changes in priorities or new complications that emerge from significant unanticipated developments, such as subsequent significant deterioration which we view to be temporary in nature, to the point at which securities could only be sold at prices below our view of their intrinsic values, or subsequent favorable developments that support a return to having the intent to hold to recovery. Subsequent other-than-temporary impairment evaluations utilize the amortized cost basis that reflect the write-downs. Fixed income securities subject to change in intent write-downs, including those redesignated as intent to hold, continue to earn investment income and any discount or premium from the amortized cost basis that reflects the write-downs is recognized using the effective yield method over the expected life of the security.

     As previously described above, it is not possible to reliably identify a reasonably likely circumstance that would result in a change in intent to hold securities to recovery leading to the reporting of additional realized capital losses, since they result from significant unanticipated changes. Our fixed income securities have gross unrealized losses of $700.2 million at December 31, 2008 that we concluded were temporary in nature and we have the intent and ability to hold the securities until recovery.

     IMPAIRMENT WRITE-DOWNS totaled $38.5 million in 2008 and included write-downs on fixed income securities and mortgage loans of $38.1 million and $449 thousand, respectively. No impairment write-downs were recognized in 2007 and impairment write-downs in 2006 totaled $258 thousand. The impairment write-downs in 2006 were related to fixed income securities.

     $34.4 million or 90.4% of the fixed income security write-downs in 2008 related to impaired securities that were performing in line with anticipated or contractual cash flows, but which were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default. As of December 31, 2008, for these securities, there have been no defaults or defaults impacting classes lower in the capital structure. $633 thousand of the fixed income security write-downs in 2008 primarily related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value and $2.6 million related to securities for which future cash flows are very uncertain.

     Impairment write-downs and cash received, inclusive of sales, on these investments for the year ended December 31, 2008 are presented in the following table. Notwithstanding our intent and ability to hold these securities with impairment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

          ($ IN THOUSANDS)                                                     DECEMBER 31, 2008
                                                                       -------------------------------
          PERFORMING IN ACCORDANCE WITH ANTICIPATED OR                  IMPAIRMENT            CASH
           CONTRACTUAL CASH FLOWS                                       WRITE-DOWNS        RECEIVED(3)
                                                                       -------------     --------------
              ABS RMBS                                                $     (2,874)     $          638
              CMBS and CRE CDO                                              (9,275)                752
              Corporate
                 Automotive                                                   (466)                105
                 Financials                                                 (5,905)                727
                 Gaming                                                       (920)                 65
                 Home construction                                          (7,900)              1,263
                 Real  estate  and  Real  Estate  Investment Trust          (6,114)                332
                 Telecommunications                                           (962)                 40
                                                                       -------------     --------------
                    SUBTOTAL (1)                                           (34,416)              3,922

           DEPARTURE FROM ANTICIPATED OR CONTRACTUAL CASH FLOWS
              Future cash flows expected -
                 ABS RMBS (2)                                                 (633)                145

              Future cash flows very uncertain -
                 Corporate
                   Financials (3)                                           (2,550)                259
              Investments disposed                                            (480)                131
                                                                       -------------     --------------
          TOTAL FIXED INCOME SECURITIES                               $    (38,079) (4) $        4,457
                                                                       =============     ==============

          ----------
          (1) Written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default. As of December 31, 2008, for the securities with direct interest in the lender, there have been no defaults. For securities supported by collateral, there have been no defaults or defaults have occurred in classes lower in the capital structure.

          (2) Experienced a significant departure from anticipated residual cash flows. While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

          (3) Cash received includes both income and principal collected during the period.

          (4) Impairment write-downs on our illiquid portfolios were $12.8 million.

     CHANGE IN INTENT WRITE-DOWNS totaling $79.3 million in 2008 included $77.3 million for fixed income securities and $2.0 million for mortgage loans compared to $4.4 million for fixed income securities and $2.4 million for mortgage loans in 2007. The change in intent write-downs in 2008 were a result of our risk mitigation and return optimization programs and ongoing comprehensive reviews of our portfolios.

     Change in intent write-downs for the year ended December 31, 2008 are presented in the table below.

                                                                                     FAIR VALUE OF
($ IN THOUSANDS)                                                                      OUTSTANDING
                                                                  SFAS NO. 157      CHANGE IN INTENT        NET REALIZED
CRITERIA                                        SECURITY TYPE         LEVEL              ASSETS           CAPITAL LOSS (3)
--------                                        -------------     ------------      ----------------     -----------------
RISK MITIGATION

Targeted reductions (1) in commercial real      CRE CDO                     3            $  1,656            $   (7,732)
estate exposure where it is anticipated that
future downside risk remains.  Considerations   CMBS                        2                  --                (4,302)
included position held in the capital                                       3               4,417               (33,383)
structure, vintage year, illiquidity and
deteriorating fundamentals.                     Mortgage loans              3               7,614                (1,950)

Targeted reductions (1) in residential real
estate where management believes there is a     ABS RMBS                    3                 736                (5,303)
risk of future material declines in price in
the event of continued deterioration in the
economy.  Considerations included position
held in the capital structure, projected
performance of the collateral, and expected
internal rates of return.

Targeted reductions (1) in financial sector     Financial sector            2                  --               (12,665)
exposure included securities issued by                                      3                  --                (4,567)
certain regional banks and certain large
financial institutions.
                                                Other                       2                  --                (1,258)
                                                                                         --------            ----------
Total risk mitigation                                                                      14,423               (71,160)
Individual identification                                                                  23,252                (6,893)
Other                                                                                          --                (1,209)
                                                                                         --------            ----------
Total                                                                                    $ 37,675            $  (79,262) (2)
                                                                                         ========            ==========

     ----------
     (1)  Targeted reductions are made from identified specific investments.

     (2) Change in intent write-downs on our illiquid portfolios were $50.7 million.

     (3) Change in intent write-downs are related to the risk mitigation targeted reduction for this security type for the year and not for the outstanding change in intent assets at December 31, 2008.

     Investments for which we changed our intent to hold to recovery as of June 30, 2008 totaled $268.8 million and included $229.8 million as part of the risk mitigation and return optimization programs and $39.0 million related to individual securities. The following table summarizes the activity related to investments for which we had changed our intent to hold.

          ($ IN THOUSANDS)
          Carrying value as of June 30, 2008                                          $  268,805
          Re-designated  as intent to hold to  recovery  as of  October 1, 2008 (1)      (74,003)
          Sales:
            Risk mitigation and return optimization program (2)                         (104,927)
            Individual identification and other programs                                 (23,223)
          Net realized capital gains and losses on sales:
            Risk mitigation and return optimization program (2)                              745
            Individual identification and other programs                                    (335)
          Additional change in intent designations (3)                                    18,749
          Write-downs (4)                                                                (39,853)
          Other                                                                           (8,283)
                                                                                       ------------
          Carrying value as of December 31, 2008                                      $   37,675
                                                                                       ============

          ----------
          (1) Net unrealized capital losses on these re-designated investments were $19.1 million as of December 31, 2008.

          (2) Net proceeds from the sales of risk mitigation and return optimization actions totaled $104.9 million with a gain of $745 thousand or 100.7% of fair values reported at June 30, 2008.

          (3) Comprised $18.7 million for which we changed our intent to hold in the third quarter of 2008 due to unanticipated changes in facts and circumstances.

          (4) Includes change in intent write-downs of $15.3 million and $13.2 million in the third and fourth quarter of 2008, respectively, and impairment write-downs of $9.3 million and $2.0 million in the third and fourth quarter of 2008, respectively.

     Our original objective in our June 30, 2008 risk mitigation and return optimization program was to reduce our exposure to the identified investments in an orderly fashion prior to additional significant negative impacts. Though we were able to complete a considerable portion of the reduction, approximately $104.9 million of this program, during the third and fourth quarters of 2008 the financial markets experienced additional and severe dislocation. A series of events, which includes the effects of failures of large financial institutions and intermediaries and various intervention by the government, significantly increased the level of uncertainty in the market. These conditions drove significant volatility in the levels of liquidity and put additional and immediate downward pressures on prices of certain of these investments in respect to our estimated intrinsic values. As a result of these market conditions, which have worsened, we determined that we would not be able to sell certain of these investments at our view of their intrinsic values.

     Investments re-designated at October 1, 2008 as having the intent to hold to recovery due to our inability to dispose of them for values equal to or greater than our view of their intrinsic value are presented in the following table.

     ($ IN THOUSANDS)                                   AMORTIZED                         AMORTIZED
                                    FAIR VALUE AT        COST AT      FAIR VALUE AT        COST AT
                                      OCTOBER 1,        OCTOBER 1,     DECEMBER 31,      DECEMBER 31,
                                         2008             2008             2008              2008
                                    --------------    -------------   --------------    -------------
     ABS RMBS                      $       13,108    $      12,826   $       12,250    $      12,572
     CMBS                                   7,438            7,438            2,406            7,550
     Finance sector                        51,761           50,802           33,829           47,308
     Corporate                                926              926              780              929
     Mortgage loans                         2,011            2,011            1,915            1,955
                                    --------------    -------------   --------------    -------------
       Total                       $       75,244    $      74,003   $       51,180    $      70,314
                                    ==============    =============   ==============    =============

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

     VALUATION AND SETTLEMENT OF DERIVATIVE INSTRUMENTS net realized capital losses totaling $19.4 million for the year ended December 31, 2008 included $29.5 million of losses on the valuation of derivative instruments, partially offset by $10.1 million of gains on the settlement of derivative instruments. For the year ended December 31, 2007, net realized capital losses on the valuation and settlement of derivative instruments totaled $4.4 million. Net realized capital losses on the valuation of derivative instruments increased $21.4 million in 2008 due to changing interest rates and, to a lesser extent, widening credit spreads.

     A changing interest rate environment will drive changes in our portfolio duration targets at a tactical level. A duration target and range is established with an economic view of liabilities relative to a long-term investment portfolio view. Tactical duration management is accomplished through both cash market transactions including new purchases and derivative activities that generate realized gains and losses. As a component of our approach to managing portfolio duration, realized gains and losses on certain derivative instruments are most appropriately considered in conjunction with the unrealized gains and losses on the fixed income portfolio. This approach mitigates the impacts of general interest rate changes to the overall financial condition of the Company.

FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

     The following table provides additional details regarding Level 1, 2 and 3 financial assets and financial liabilities by their classification in the Statement of Financial Position at December 31, 2008. For further discussion of Level 1, 2 and 3 financial assets and financial liabilities, see Note 2 of the financial statements and the Application of Critical Accounting Estimates section of the MD&A.

                                         QUOTED PRICES
                                           IN ACTIVE         SIGNIFICANT
                                          MARKETS FOR           OTHER           SIGNIFICANT
                                           IDENTICAL          OBSERVABLE        UNOBSERVABLE          OTHER          BALANCE AS OF
                                            ASSETS              INPUTS             INPUTS           VALUATIONS        DECEMBER 31,
($ IN THOUSANDS)                           (LEVEL 1)          (LEVEL 2)          (LEVEL 3)         AND NETTING           2008
                                        ---------------    ---------------    ---------------    ---------------    ----------------
FINANCIAL ASSETS
  Fixed income securities:
    Corporate                          $           --     $    1,533,704     $       27,927                        $     1,561,631
    Corporate privately placed
    securities                                     --            261,318          1,064,188                              1,325,506
    Municipal                                      --            287,597                 --                                287,597
    Municipal - ARS                                --                 --             97,784                                 97,784
    U.S. government and agencies              154,119            763,612                 --                                917,731
    ABS RMBS                                       --                 --             43,868                                 43,868
    Alt-A                                          --                 --             23,593                                 23,593
    Other CDO                                      --                 --             20,202                                 20,202
    CRE CDO                                        --                 --              1,656                                  1,656
    CMBS                                           --            422,632             44,580                                467,212
    Preferred stock                                --              5,459                 --                                  5,459
    MBS                                            --            361,843             10,741                                372,584
    Foreign government                             --            371,542                 --                                371,542
                                        ---------------    ---------------    ---------------                       ----------------
      Total fixed income securities           154,119          4,007,707          1,334,539                              5,496,365
  Short-term investments:
    Commercial paper and other                     --            376,487                 --                                376,487
    Money market funds                         33,315                 --                 --                                 33,315
                                        ---------------    ---------------    ---------------                       ----------------
      Total short-term investments             33,315            376,487                 --                                409,802
  Other investments:
    Free-standing derivatives                      --              1,764                714                                  2,478
                                        ---------------    ---------------    ---------------                       ----------------
      Total other investments                      --              1,764                714                                  2,478
                                        ---------------    ---------------    ---------------                       ----------------
      TOTAL RECURRING BASIS ASSETS            187,434          4,385,958          1,335,253                              5,908,645
  Non-recurring basis                              --                 --             10,589                                 10,589
  Valued at cost, or amortized cost                                                             $      729,351             729,351
                                        ---------------    ---------------    ---------------    ---------------    ----------------
      TOTAL INVESTMENTS                       187,434          4,385,958          1,345,842            729,351           6,648,585
                                        ---------------    ---------------    ---------------    ---------------    ----------------
  Separate account assets                     533,760                 --                 --                 --             533,760
  Other assets                                     --                 --            (1,829)                 --              (1,829)
                                        ---------------    ---------------    ---------------    ---------------    ----------------
TOTAL FINANCIAL ASSETS                 $      721,194     $    4,385,958     $    1,344,013     $      729,351     $     7,180,516
                                        ===============    ===============    ===============    ===============    ================
% of total financial assets                      10.0%              61.1%              18.7%              10.2%              100.0%

FINANCIAL LIABILITIES
  Contractholder funds:
    Derivatives embedded in annuity
     contracts                         $           --     $           --     $     (30,051)                        $       (30,051)
  Other liabilities:
    Free-standing derivatives                      --           (20,849)            (5,450)                                (26,299)
                                        ---------------    ---------------    ---------------                       ----------------
TOTAL FINANCIAL LIABILITIES            $           --     $     (20,849)     $     (35,501)                        $       (56,350)
                                        ===============    ===============    ===============                       ================
% of total financial liabilities                   -- %            37.0%              63.0%                                  100.0%

     The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at December 31, 2008.



                                                                        TOTAL REALIZED AND UNREALIZED
                                                                         GAINS (LOSSES) INCLUDED IN:
                                                                        -----------------------------
                                                                                            OCI ON          PURCHASES,
                                                        BALANCE AS OF                    STATEMENT OF   SALES, ISSUANCES
                                                          JANUARY 1,                       FINANCIAL    AND SETTLEMENTS,
($ IN THOUSANDS)                                             2008       NET INCOME (1)     POSITION           NET
                                                        -------------   --------------   ------------   ----------------
FINANCIAL ASSETS
 Fixed income securities:
   Corporate                                           $      38,270   $        7,307   $   (17,015)   $        (22,916)
   Corporate privately placed securities                   1,211,628          (1,360)       (98,371)            (53,159)
   Municipal                                                      --               --             --             (3,400)
   Municipal - ARS                                            33,200               --       (11,066)            (18,850)
   ABS RMBS                                                   76,110          (7,777)        (7,329)            (17,136)
   Alt-A                                                      28,836               20        (5,263)                 --
   Other CDO                                                  30,768              269        (7,549)             (3,286)
   CRE CDO                                                    33,067         (17,473)         5,355             (19,293)
   CMBS                                                        3,727         (11,619)       (62,519)             (3,812)
   MBS                                                        14,292             (90)          (287)             (3,174)
                                                        -------------   --------------   ------------   ----------------
     Total fixed income securities                         1,469,898         (30,723)      (204,044)           (145,026)
 Other investments:
   Free-standing derivatives, net                               (980)         (7,124)            --               3,368
                                                        -------------   --------------   ------------   ----------------
    TOTAL INVESTMENTS                                      1,468,918         (37,847)      (204,044)           (141,658)
 Other assets                                                 (1,733)            (96)            --                  --
                                                        -------------   --------------   ------------   ----------------
    TOTAL RECURRING LEVEL 3 FINANCIAL ASSETS           $   1,467,185   $     (37,943)   $  (204,044)   $       (141,658)
                                                        =============   ==============   ============   ================
FINANCIAL LIABILITIES
 Contractholder funds:
   Derivatives embedded in annuity contracts           $         174   $     (30,389)   $         --   $            164
                                                        -------------   --------------   ------------   ----------------
   TOTAL RECURRING LEVEL 3 FINANCIAL LIABILITIES       $         174   $     (30,389)   $         --   $            164
                                                        =============   ==============   ============   ================

                                                                                                TOTAL
                                                                                            GAINS (LOSSES)
                                                                                              INCLUDED IN
                                                                                            NET INCOME FOR
                                                            NET                               INSTRUMENTS
                                                       TRANSFERS TO     BALANCE AS OF       STILL HELD AT
                                                       AND/OR (OUT)      DECEMBER 31,        DECEMBER 31,
($ IN THOUSANDS)                                         OF LEVEL 3         2008               2008 (4)
                                                       -------------    ---------------     ----------------
FINANCIAL ASSETS
 Fixed income securities:
   Corporate                                          $      22,281    $       27,927      $            1
   Corporate privately placed securities                      5,450         1,064,188              (7,066)
   Municipal                                                  3,400                --                  --
   Municipal - ARS                                           94,500            97,784                  --
   ABS RMBS                                                      --            43,868              (7,585)
   Alt-A                                                         --            23,593                  20
   Other CDO                                                     --            20,202                  --
   CRE CDO                                                       --             1,656             (12,890)
   CMBS                                                     118,803            44,580              (9,548)
   MBS                                                           --            10,741                 (90)
                                                       -------------    ---------------     ----------------
     Total fixed income securities                          244,434         1,334,539             (37,158)
 Other investments:
   Free-standing derivatives, net                                --            (4,736) (2)         (1,424)
                                                       -------------    ---------------     ----------------
    TOTAL INVESTMENTS                                       244,434         1,329,803  (3)        (38,582)
 Other assets                                                    --            (1,829)                (96)
                                                       -------------    ---------------     ----------------
    TOTAL RECURRING LEVEL 3 FINANCIAL ASSETS          $     244,434    $    1,327,974      $      (38,678)
                                                       =============    ===============     ================
FINANCIAL LIABILITIES
 Contractholder funds:
   Derivatives embedded in annuity contracts          $          --    $      (30,051)     $      (30,389)
                                                       =============    ===============     ================
   TOTAL RECURRING LEVEL 3 FINANCIAL LIABILITIES      $          --    $      (30,051)     $      (30,389)
                                                       =============    ===============     ================

----------
(1) The effect to net income of financial assets and financial liabilities totals $(68.3) million and is reported in the Statements of Operations and Comprehensive Income as follows: $(45.9) million in realized capital gains and losses, $8.0 million in net investment income, and $(30.4) million in contract benefits.

(2) Comprises $0.7 million of financial assets and $(5.4) million of financial liabilities.

(3) Comprises $1.34 billion of investments and $(5.4) million of free-standing derivatives included in financial liabilities.

(4) The amounts represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(69.1) million and are reported in the Statements of Operations and Comprehensive Income as follows: $(46.5) million in realized capital gains and losses, $7.8 million in net investment income, and $(30.4) million in contract benefits.

     Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all ABS RMBS, Alt-A, ARS and certain CMBS are categorized as Level 3. Transfers into and out of Level 3 during the twelve months ended December 31, 2008 are attributable to a change in the availability of market observable information for individual securities within the respective categories. Due to continued lack of liquidity for the segment of the ARS market backed by student loans, certain market observable data utilized for valuation purposes became unavailable during 2008, resulting in the transfer of securities to Level 3. As of December 31, 2008, all of our ARS holdings totaling $97.8 million were valued using a discounted cash flow model. Certain inputs to the valuation model that are significant to the overall valuation and not market observable included: estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium. These same securities were classified as Level 2 measurements as of January 1, 2008. As a result of a significant decline in market liquidity during the fourth quarter of 2008, securities in our below Aaa-rated CMBS were transferred to Level 3. For further discussion of transfers into and out of Level 3, see Note 7 of the financial statements.

     The following table presents fair value as a percent of par value and amortized cost for Level 3 investments at December 31, 2008.

                                                                     FAIR VALUE AS A        FAIR VALUE
                                                                       PERCENTAGE        AS A PERCENTAGE
                                                        FAIR               OF                   OF
        ($ IN THOUSANDS)                                VALUE           PAR VALUE         AMORTIZED COST
                                                     ------------   -----------------   -----------------
        Fixed income securities:
          Corporate                               $       27,927            76.2%              76.6%
          Corporate privately placed securities        1,064,188            85.8               94.9
          Municipal - ARS                                 97,784            89.8               89.8
          ABS RMBS                                        43,868            66.6               75.3
          Alt-A                                           23,593            78.6               79.6
          Other CDO                                       20,202            70.2               70.2
          CRE CDO                                          1,656            11.1               99.0
          CMBS                                            44,580            24.6               29.6
          MBS                                             10,741            99.3               96.7
                                                    -------------
           Total fixed income securities               1,334,539            77.7               86.3
                                                    -------------
        Other investments:
         Free-standing derivatives                           714             N/A              100.0
                                                    -------------
          Total other investments                            714             N/A              100.0
                                                    -------------
           Sub-total recurring Level 3 investments     1,335,253            77.8               86.3
        Non-recurring basis                               10,589             N/A              100.0
                                                    -------------
                 TOTAL LEVEL 3 INVESTMENTS         $   1,345,842            78.4                86.4
                                                    =============

     Non-recurring investments include certain mortgage loans remeasured at fair value due to our change in intent write-downs and other-than-temporary impairments at December 31, 2008.

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads or equity prices. Adverse changes to these rates and prices may occur due to changes in the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates and credit spreads, although we also have certain exposures to changes in equity prices.

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

OVERVIEW In formulating and implementing guidelines for investing funds, we seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of our underlying risks and our product profiles.

     Investment policies define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. These investment policies, which have been approved by our board of directors, specify the investment limits and strategies that are appropriate given our liquidity, surplus, product profile, and regulatory requirements. Executive oversight of investment activities is conducted primarily through our board of directors and investment committee. Asset-liability management ("ALM") policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns. ALM activities follow asset-liability policies that have been approved by our board of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.

     We manage our exposure to market risk through the use of asset allocation, duration and value-at-risk limits, simulation, and as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio and, as appropriate, on individual components of the portfolio. These duration limits place restrictions on the amount of interest rate risk that may be taken. Our value-at-risk limits are intended to restrict the potential loss in fair value that could arise from adverse movements in the fixed income and equity markets based on historical volatilities and correlations among market risk factors. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. This day-to-day management is integrated with and informed by the activities of the ALM organization. This integration is intended to result in a prudent, methodical and effective adjudication of market risk and return, conditioned by the unique demands and dynamics of our product liabilities and supported by the continuous application of advanced risk technology and analytics.

INTEREST RATE RISK is the risk that we will incur loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields.

     We manage the interest rate risk in our assets relative to the interest rate risk inherent in our liabilities. One of the measures used to quantify this exposure is duration. Duration measures the price sensitivity of the assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2008, the difference between our asset and liability duration was approximately 0.56, compared to a 0.62 gap at December 31, 2007. A positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities.

     We seek to invest premiums, contract charges and deposits to generate future cash flows that will fund future claims, benefits and expenses, and that will earn stable spreads across a wide variety of interest rate and economic scenarios. To achieve this objective and limit interest rate risk, we adhere to a philosophy of managing the duration of assets and related liabilities within predetermined tolerance levels. This philosophy is executed using duration targets for fixed income investments in addition to financial futures and other derivative instruments to hedge the interest rate risk of anticipated purchases and sales of investments and product sales to customers.

     To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments (as described in Note 7 of the financial statements), and certain other items including annuity liabilities and interest-sensitive liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, municipal housing bonds, callable municipal and corporate obligations, and fixed rate single and flexible premium deferred annuities.

     Based upon the information and assumptions we use in this duration calculation, and interest rates in effect at December 31, 2008, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets and liabilities by approximately $59.0 million, compared to $97.2 million at December 31, 2007. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. There are $375.5 million of assets supporting life insurance products such as traditional and interest-sensitive life that are not financial instruments. These assets and the associated liabilities have not been included in the above estimate. The $375.5 million of assets excluded from the calculation has decreased from $458.1 million reported at December 31, 2007 due to capital market changes. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance products would decrease in value by $26.8 million, compared to a decrease of $32.8 million at December 31, 2007.

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

CREDIT SPREAD RISK is the risk that we will incur a loss due to adverse changes in credit spreads ("spreads"). This risk arises from many of our primary activities, as we invest substantial funds in spread-sensitive fixed income assets.

     We manage the spread risk in our assets. One of the measures used to quantify this exposure is spread duration. Spread duration measures the price sensitivity of the assets to changes in spreads. For example, if spreads increase 100 basis points, the fair value of an asset exhibiting a spread duration of 5 is expected to decrease in value by approximately 5%.

     Spread duration is calculated similarly to interest rate duration. At December 31, 2008, the spread duration of assets was 4.96. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect at December 31, 2008, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings ("spread shock") would decrease the net fair value of the assets by approximately $320.3 million, compared to $466.3 million at December 31, 2007. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.

EQUITY PRICE RISK is the risk that we will incur losses due to adverse changes in general levels of the equity markets. At December 31, 2008 and 2007, we had separate accounts assets related to variable annuity and variable life contracts with account values totaling $533.8 million and $948.4 million, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of all of the variable annuity business through a reinsurance agreement with Prudential as described in Note 3 of the financial statements, and therefore mitigated this aspect of our risk. Equity risk of our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2008 and 2007 were $1.4 million and $1.2 million, respectively. Separate account liabilities related to variable life contracts were $3.6 million and $4.1 million in December 31, 2008 and 2007, respectively.

DEFERRED TAXES

     We evaluate whether a valuation allowance is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. In determining whether a valuation allowance is needed, all available evidence is considered. This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences.

     With respect to our evaluation of the need for a valuation allowance related to the deferred tax asset on unrealized losses on fixed income securities, we rely on our assertion that we have the intent and ability to hold the securities to recovery. As a result, the unrealized losses on these securities would not be expected to materialize and no valuation allowance on the associated deferred tax asset is needed.

     With respect to our evaluation of the need for a valuation allowance related to other capital losses that have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies. These include strategies that optimize the Corporation's ability to carry back capital losses as well as the ability to offset capital losses with capital gains that could be recognized for tax purposes in the future. Changes in the market value of our investments may impact the level of capital gains and losses that can be used in the tax planning strategies. No valuation allowance was needed at December 31, 2008.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31.

($ IN THOUSANDS)                                    2008         2007         2006
                                                  ---------    ---------    ---------
Common stock, additional capital paid-in and
 retained income                                 $ 625,482    $ 615,684    $ 574,958
Accumulated other comprehensive (loss) income     (108,914)      65,188       78,038
                                                  ---------    ---------    ---------
   Total shareholder's equity                    $ 516,568    $ 680,872    $ 652,996
                                                  =========    =========    =========

     SHAREHOLDER'S EQUITY decreased in 2008 due primarily to unrealized net capital losses on fixed income securities, partially offset by net income. Shareholder's equity increased in 2007 due primarily to net income, partially offset by lower unrealized net capital gains on fixed income securities.

FINANCIAL RATINGS AND STRENGTH The following table summarizes our financial strength ratings.

                   RATING AGENCY                                  RATING
                   -------------                                  ------
                   A.M. Best Company, Inc.                        A+ ("Superior")
                   Standard & Poor's Ratings Services             AA- ("Very Strong")
                   Moody's Investors Service, Inc.                A1 ("Good")

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, operating leverage, ALIC's ratings, AIC's ratings and other factors.

     On February 2, 2009, A.M. Best affirmed our A+ financial strength rating. On January 29, 2009, S&P downgraded our financial strength rating to AA- from AA. The outlook for the rating remained negative. In October 2008, the outlook had been revised to negative from stable. On January 29, 2009, Moody's downgraded our financial strength rating to A1 from Aa3. The outlook for the rating was revised to stable from negative. In October 2008, Moody's downgraded our financial strength rating to Aa3 from Aa2

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for annually assessing RBC. The formula for calculating RBC for life companies takes into account factors relating to insurance, business, asset, and interest rate risks. At December 31, 2008, our RBC was within the range that we target.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action from insurance regulatory authorities. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Our ratios are within the usual ranges.

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the activities as follows.

          -    Receipt of insurance premiums
          -    Contractholder fund deposits
          -    Reinsurance recoveries
          -    Receipts of principal and interest on investments
          -    Sales of investments
          -    Funds from securities lending
          -    Intercompany loans
          -    Capital contributions from parent

     Our potential uses of funds principally include the activities as follows.

          -    Payment of contract benefits, surrenders and withdrawals
          -    Reinsurance cessions and payments
          -    Operating costs and expenses
          -    Purchase of investments
          -    Repayment of securities lending
          -    Payment or repayment of intercompany loans
          -    Tax payments/settlements
          -    Dividends to parent

     CASH FLOWS As reflected in our Statements of Cash Flows, higher operating cash flows in 2008 compared to 2007 primarily related to the settlement of an intercompany obligation in the prior year and lower income tax payments in the current year, partially offset by higher contract benefit payments and lower premiums received. Lower operating cash flows in 2007 compared to 2006 primarily related to a settlement of an intercompany obligation in 2007, lower premiums received and lower contract charges on the reinsured variable annuity business, partially offset by higher net investment income.

     Increased cash flows used in investing activities in 2008 compared to 2007 were due to the investment of higher cash flows from financing and operating activities. Lower cash flows used in investing activities in 2007 compared to 2006 were the result of lower cash provided by financing activities and, to a lesser extent, operating activities.

     Cash flows from financing activities increased in 2008 compared to 2007 as a result of higher contractholder fund deposits, partially offset by higher contractholder fund withdrawals. Cash flows from financing activities decreased in 2007 compared to 2006 as a result of lower contractholder fund deposits, partially offset by lower contractholder fund withdrawals. For quantification of the changes in contractholder funds, see the Operations section of MD&A.

     A portion of our product portfolio, including fixed annuities and interest-sensitive life insurance, is subject to surrender and withdrawal at the discretion of contractholders. As of December 31, 2008, contractholder funds totaling $599.5 million were not subject to discretionary withdrawal, $3.99 billion were subject to discretionary withdrawal with adjustments, and $502.3 million were subject to discretionary withdrawal without adjustment. Of the contractholder funds subject to discretionary withdrawal with adjustments, $1.98 billion had a contractual surrender charge of less than 5% of the account balance.

     We have an intercompany loan agreement with the Corporation. The amount of intercompany loans available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. We had no amounts outstanding under the intercompany loan agreement at December 31, 2008 or 2007. The Corporation may use commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     Certain events and circumstances could constrain our or the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A3, A- and a- (from Moody's, S&P's and A.M. Best, respectively) to non-investment grade status of below Baa3/BBB-/bb, a downgrade in AIC's financial strength rating from Aa3, AA-and A+ (from Moody's, S&P's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in our financial strength ratings from A1, AA- and A+ (from Moody's, S&P's and A.M. Best, respectively) to below A1/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, therefore, a rating change in one entity could potentially affect the ratings of other related entities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS Our contractual obligations as of December 31, 2008 and the payments due by period are shown in the following table.

                                                                LESS THAN                                     OVER 5
($ IN THOUSANDS)                                    TOTAL        1 YEAR       1-3 YEARS      4-5 YEARS        YEARS
                                               --------------  -----------  -------------  -------------  --------------
Securities lending(1)                           $    117,297    $ 117,297    $         -    $         -    $          -
Contractholder funds(2) (3)                        6,932,543      562,656      1,892,058      1,036,120       3,441,709
Reserve for life-contingent contract
 benefits(2) (4)                                   6,587,165      151,879        467,479        318,015       5,649,792
Payable to affiliates, net                             8,457        8,457              -              -               -
Reinsurance payable to parent                            971          971              -              -               -
Other liabilities and accrued expenses(5) (6)         24,846       22,344          1,376            248             878
                                               --------------  -----------  -------------  -------------  --------------
Total Contractual Cash Obligations              $ 13,671,279    $ 863,604    $ 2,360,913    $ 1,354,383    $  9,092,379
                                               ==============  ===========  =============  =============  ==============

----------
(1) Liabilities for securities lending are typically fully secured with cash. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2) Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies. The reserve for life-contingent contract benefits relates primarily to traditional life and immediate annuities with life contingencies. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. We are able to quantify scheduled payments related to immediate annuities without life contingencies with reasonable certainty, however, estimates of anticipated payments related to interest-sensitive life, deferred fixed annuities, traditional life and immediate annuities with life contingencies are subject to contractholder discretion and are therefore more variable. Immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life and immediate annuities with life contingencies, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, the Company is not currently making payments and will not make payments until (i) the occurrence of an insurable event, such as death, or illness or (ii) the occurrence of a payment triggering event such as the surrender of or partial withdrawal on a policy or deposit contract, which is outside of the control of the Company. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $5.09 billion for contractholder funds and $1.95 billion for reserve for life-contingent contract benefits as included in the Statements of Financial Position as of December 31, 2008. The liability amount in the Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3) Amounts estimated to be paid out of contractholder funds in 1-3 years totaling $1.89 billion includes amounts expected to be paid in 2010 of $600.7 million, 2011 of $676.2 million and 2012 of $615.2 million.

(4) Amounts estimated to be paid out of reserve for life-contingent contract benefits in 1-3 years totaling $467.5 million includes amounts expected to be paid in 2010 of $154.5 million, 2011 of $155.7 million and 2012 of $157.3 million.

(5) Other liabilities primarily include accrued expenses and certain benefit obligations and claim payments and other checks outstanding.

(6) Balance sheet liabilities not included in the table above include unearned and advanced premiums of $859 thousand and deferred tax liabilities of $68.5 million netted in the net deferred tax asset of $65.4 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $30 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

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

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------------
($ IN THOUSANDS)                                                                       2008            2007            2006
                                                                                    -----------     -----------   -------------
REVENUES
Premiums (net of reinsurance ceded of $18,215, $21,020 and $20,837)                $    59,248     $    69,124   $      84,313
Contract charges (net of reinsurance ceded of $18,780, $21,158 and $12,295)             61,108          59,530          63,426
Net investment income                                                                  402,931         386,738         373,064
Realized capital gains and losses                                                      (77,205)           (831)        (22,085)
                                                                                    -----------     -----------   -------------
                                                                                       446,082         514,561         498,718

COSTS AND EXPENSES
Contract benefits (net of reinsurance recoveries of $40,307, $16,913 and $16,085)      184,192         181,803         190,506
Interest credited to contractholder funds (net of reinsurance recoveries of
    $10,485, $13,508 and $9,698)                                                       191,208         177,407         167,171
Amortization of deferred policy acquisition costs                                       17,778          53,445          31,672
Operating costs and expenses                                                            40,869          37,624          46,578
                                                                                    -----------     -----------   -------------
                                                                                       434,047         450,279         435,927

(Loss) gain on disposition of operations                                                  (358)            429         (10,694)
                                                                                    -----------     -----------   -------------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                                        11,677          64,711          52,097
Income tax expense                                                                       4,005          22,802          17,755
                                                                                    -----------     -----------   -------------

NET INCOME                                                                               7,672          41,909          34,342
                                                                                    -----------     -----------   -------------

OTHER COMPREHENSIVE LOSS, AFTER-TAX
Change in unrealized net capital gains and losses                                     (174,102)        (12,850)        (50,930)
                                                                                    -----------     -----------   -------------
COMPREHENSIVE (LOSS) INCOME                                                        $  (166,430)    $    29,059   $     (16,588)
                                                                                    ===========     ===========   =============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                        STATEMENTS OF FINANCIAL POSITION

                                                                                                    DECEMBER 31,
                                                                                           -----------------------------
($ IN THOUSANDS, EXCEPT PAR VALUE DATA)                                                        2008             2007
                                                                                           ------------     ------------
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $5,776,451 and $5,928,899)     $  5,496,365     $   6,271,128
   Mortgage loans                                                                             700,268           725,301
   Short-term, at fair value (amortized cost $409,737 and $22,688)                            409,802            22,688
   Policy loans                                                                                39,672            38,509
    Other                                                                                       2,478                 3
                                                                                           ------------    -------------
      Total investments                                                                     6,648,585         7,057,629

Cash                                                                                            4,965             7,356
Deferred policy acquisition costs                                                             538,248           278,664
Accrued investment income                                                                      61,581            64,514
Reinsurance recoverables                                                                      367,957           381,431
Current income taxes receivable                                                                    --               146
Deferred income taxes                                                                          65,397                --
Other assets                                                                                   64,440            47,079
Separate Accounts                                                                             533,760           948,358
                                                                                           ------------    -------------
        TOTAL ASSETS                                                                     $  8,284,933     $   8,785,177
                                                                                           ============    =============

LIABILITIES
Reserve for life-contingent contract benefits                                            $  1,953,157     $   2,016,971
Contractholder funds                                                                        5,086,965         4,848,461
Deferred income taxes                                                                              --            39,737
Current income taxes payable                                                                   12,769                --
Other liabilities and accrued expenses                                                        172,286           241,756
Payable to affiliates, net                                                                      8,457             8,035
Reinsurance payable to parent                                                                     971               987
Separate Accounts                                                                             533,760           948,358
                                                                                           ------------    -------------
        TOTAL LIABILITIES                                                                   7,768,365         8,104,305
                                                                                           ------------    -------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDER'S EQUITY
Common stock, $25 par value, 100 thousand shares authorized, issued and outstanding             2,500             2,500
Additional capital paid-in                                                                    140,000           140,000
Retained income                                                                               482,982           473,184
Accumulated other comprehensive (loss) income:
   Unrealized net capital gains and losses                                                   (108,914)           65,188
                                                                                           ------------     ------------
        Total accumulated other comprehensive (loss) income                                  (108,914)           65,188
                                                                                           ------------     ------------
        TOTAL SHAREHOLDER'S EQUITY                                                            516,568           680,872
                                                                                           ------------     ------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                       $  8,284,933     $   8,785,177
                                                                                           ============     ============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                                                    DECEMBER 31,
                                                                                   ---------------------------------------------
($ IN THOUSANDS)                                                                       2008            2007             2006
                                                                                   ------------   -------------    -------------
COMMON STOCK                                                                     $       2,500   $       2,500    $       2,500
                                                                                   ------------   -------------    -------------

ADDITIONAL CAPITAL PAID-IN                                                             140,000         140,000          140,000
                                                                                   ------------   -------------    -------------

RETAINED INCOME
Balance, beginning of year                                                             473,184         432,458          395,965
Net income                                                                               7,672          41,909           34,342
Cumulative effect of change in accounting principle                                         --          (1,183)              --
Gain on purchase of investments from parent                                              2,126              --               --
Gain on recapture of reinsurance agreement with parent                                      --              --            2,151
                                                                                   ------------   -------------    -------------
Balance, end of year                                                                   482,982         473,184          432,458
                                                                                   ------------   -------------    -------------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year                                                              65,188          78,038          128,968
Change in unrealized net capital gains and losses                                     (174,102)        (12,850)         (50,930)
                                                                                   ------------   -------------    -------------
Balance, end of year                                                                  (108,914)         65,188           78,038
                                                                                   ------------   -------------    -------------

TOTAL SHAREHOLDER'S EQUITY                                                       $     516,568   $     680,872    $     652,996
                                                                                   ============   =============    =============

                       See notes to financial statements.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------------
($ IN THOUSANDS)                                                                          2008            2007           2006
                                                                                      ------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $       7,672   $      41,909   $      34,342
Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and other non-cash items                                                (80,807)        (75,534)        (72,250)
     Realized capital gains and losses                                                     77,205             831          22,085
     Loss (gain) on disposition of operations                                                 358            (429)         10,694
     Interest credited to contractholder funds                                            191,208         177,407         167,171
     Changes in:
         Reserve for life-contingent contract benefits and contractholder funds            (7,034)         13,877          26,648
         Deferred policy acquisition costs                                                (33,612)          5,871         (31,265)
         Income taxes                                                                         383              69          (5,467)
         Other operating assets and liabilities                                           (16,998)        (39,455)         23,605
                                                                                      ------------   -------------   -------------
             Net cash provided by operating activities                                    138,375         124,546         175,563
                                                                                      ------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales
     Fixed income securities                                                              640,634         409,552         877,430
     Mortgage loans                                                                        12,175              --              --
Investment collections
     Fixed income securities                                                              162,268         108,565         115,003
     Mortgage loans                                                                        52,030          61,128          73,110
Investment purchases
     Fixed income securities                                                             (668,526)       (762,846)       (954,087)
     Mortgage loans                                                                       (41,141)        (77,854)       (144,267)
Change in short-term investments, net                                                    (421,483)         55,621         (28,239)
Change in policy loans and other investments, net                                           7,585           2,509           2,016
Disposition of operations                                                                  (2,500)           (243)       (389,601)
                                                                                      ------------   -------------   -------------
             Net cash used in investing activities                                       (258,958)       (203,568)       (448,635)
                                                                                      ------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Contractholder fund deposits                                                              615,564         542,517         793,233
Contractholder fund withdrawals                                                          (497,372)       (463,229)       (516,889)
                                                                                      ------------   -------------   -------------
             Net cash provided by financing activities                                    118,192          79,288         276,344
                                                                                      ------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH                                                            (2,391)            266           3,272
CASH AT BEGINNING OF YEAR                                                                   7,356           7,090           3,818
                                                                                      ------------   -------------   -------------
CASH AT END OF YEAR                                                                  $      4,965    $      7,356    $      7,090
                                                                                      ============   =============   =============

                       See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1.    GENERAL

BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Allstate Life Insurance Company of New York (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"). All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

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

NATURE OF OPERATIONS

     The Company sells life insurance, retirement and investment products and voluntary accident and health insurance to individual customers in the State of New York. The principal products are fixed annuities; traditional, interest-sensitive and variable life insurance; and voluntary accident and health insurance. The following table summarizes premiums and contract charges by product.

        ($ IN THOUSANDS)                                        2008             2007            2006
                                                            -----------      -----------     ------------
        PREMIUMS
        Traditional life insurance (1)                     $    29,597      $    24,997     $     24,298
        Immediate annuities with life contingencies             21,451           37,491           54,877
        Accident and health                                      8,200            6,636            5,138
                                                            -----------      -----------     ------------
        TOTAL PREMIUMS                                          59,248           69,124           84,313

        CONTRACT CHARGES
        Interest-sensitive life insurance (1)                   54,972           51,155           46,448
        Fixed annuities                                          6,136            8,375            8,851
        Variable annuities                                          --               --            8,127
                                                            -----------      -----------     ------------
        TOTAL CONTRACT CHARGES                                  61,108           59,530           63,426
                                                            -----------      -----------     ------------
        TOTAL PREMIUMS AND CONTRACT CHARGES                $   120,356      $   128,654     $    147,739
                                                            ===========      ===========     ============

        ----------
        (1) Beginning in 2008, certain ceded reinsurance premiums previously included as a component of traditional life insurance premiums were reclassified prospectively to be reported as a component of interest-sensitive life insurance contract charges. In 2007 and 2006, these ceded reinsurance premiums were $2.5 million and $2.2 million, respectively.

     The Company distributes its products to individuals through multiple distribution channels, including Allstate exclusive agencies, which include exclusive financial specialist, independent agents (including master brokerage agencies and workplace enrolling agents), financial services firms, such as broker-dealers, and specialized structured settlement brokers.

     The Company has exposure to market risk as a result of its investment portfolio. Market risk is the risk that the Company will incur realized and unrealized net capital losses due to adverse changes in interest rates or credit spreads. The Company's primary market risk exposure is to changes in interest rates. Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of its interest bearing assets and liabilities. This risk arises from many of the Company's primary activities, as it invests substantial funds in interest-sensitive assets and issues interest-sensitive liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields, as well as changes in interest rates resulting from widening credit spreads and credit exposure.

     The Company monitors economic and regulatory developments that have the potential to impact its business. The ability of banks to affiliate with insurers may have a material adverse effect on all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors. The Company

NOTES TO FINANCIAL STATEMENTS

currently benefits from agreements with financial services entities that market and distribute its products; change in control of these non-affiliated entities could negatively impact the Company's sales. Furthermore, federal and state laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, asset-backed securities, mortgage-backed securities, commercial mortgage-backed securities and redeemable preferred stocks. Fixed income securities may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, certain deferred policy acquisition costs ("DAC"), certain deferred sales inducement costs ("DSI"), and certain reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income. Cash received from calls, principal payments and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Statement of Cash Flows. Reported in fixed income securities are hybrid securities which have characteristics of fixed income securities and equity securities. Many of these securities have attributes most similar to those of fixed income securities such as a stated interest rate, a mandatory redemption date or an interest rate step-up feature which is intended to incent the issuer to redeem the security at a specified call date. Hybrid securities are carried at fair value and amounted to $98.7 million and $224.5 million at December 31, 2008 and 2007, respectively.

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

     Short-term investments, including money market funds, commercial paper and other short-term investments, are carried at fair value. Policy loans are carried at the unpaid principle balances. Other investments consist of derivative financial instruments.

     In connection with the Company's securities lending business activities, funds received in connection with securities repurchase agreements are invested and classified as short-term investments or fixed income securities available for sale as applicable. For the Company's securities lending business activities, the Company records an offsetting liability in other liabilities and accrued expenses for the Company's obligation to return the collateral or funds received.

     Investment income consists primarily of interest and is recognized on an accrual basis using the effective yield method. Interest income for asset backed-securities, mortgage-backed securities and commercial mortgage-backed securities is determined considering estimated principal repayments obtained from widely accepted third party data sources and internal estimates. Interest income on beneficial interests in securitized financial assets not of high credit quality is determined using the prospective yield method, based upon projections of expected future cash flows. For all other asset-backed securities, mortgage-backed securities and commercial mortgage-backed securities, the effective yield is recalculated on the retrospective basis. Accrual of income is suspended for fixed income securities and mortgage loans that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value and periodic changes in the fair value and settlements of certain derivatives including hedge ineffectiveness. Realized capital gains and losses on investment sales include calls and prepayments and are determined on a specific identification basis.

     The Company recognizes other-than-temporary impairment losses on fixed income securities and short-term investments when the decline in fair value is deemed other-than-temporary including when the Company cannot

NOTES TO FINANCIAL STATEMENTS

assert a positive intent to hold an impaired security until recovery (see Note
6). Fixed income securities subject to change in intent write-downs continue to earn investment income (other than discussed above), and any discount or premium is recognized using the effective yield method over the expected life of the security.

FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), as of January 1, 2008 for its financial assets and financial liabilities that are measured at fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. The adoption did not have a material effect on the Company's determination of fair value.

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

      Observable inputs are those used by market participants in valuing financial instruments that are developed based on market data obtained from independent sources. In the absence of sufficient observable inputs, unobservable inputs reflect the Company's estimates of the assumptions market participants would use in valuing financial assets and financial liabilities and are developed based on the best information available in the circumstances. The Company uses prices and inputs that are current as of the measurement date, including during periods of market disruption. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2, or from Level 2 to Level 3.

     Financial assets and financial liabilities recorded on the Statements of Financial Position at fair value as of December 31, 2008 are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

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

LEVEL 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect the Company's estimates of the assumptions that market participants would use in valuing the financial assets and financial liabilities.

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

     Certain financial assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting measurement is reflected in the financial statements.

NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT VALUATION TECHNIQUES FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ON A RECURRING BASIS

LEVEL 1 MEASUREMENTS

     - FIXED INCOME SECURITIES: U.S. treasuries are in Level 1 and valuation is based on unadjusted quoted prices for identical assets in active markets that the Company can access.

     - SHORT-TERM: Comprise actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

     - SEPARATE ACCOUNT ASSETS: Comprise actively traded mutual funds that have daily quoted net asset values for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

LEVEL 2 MEASUREMENTS

     -    FIXED INCOME SECURITIES:

          CORPORATE, INCLUDING PRIVATELY PLACED: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active. Also includes privately placed securities which have market-observable external ratings from independent third party rating agencies.

          MUNICIPAL: Externally rated municipals are valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

          U.S. GOVERNMENT AND AGENCIES: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

          COMMERCIAL MORTGAGE-BACKED SECURITIES ("CMBS"): Valuation is principally based on inputs including quoted prices for identical or similar assets in markets that are not active.

          PREFERRED STOCK; MORTGAGE-BACKED SECURITIES ("MBS"); FOREIGN
          GOVERNMENT: Valued based on inputs including quoted prices for identical or similar assets in markets that are not active.

     - SHORT-TERM: Commercial paper and other short-term investments are valued based on quoted prices for identical or similar assets in markets that are not active or amortized cost.

     - OTHER INVESTMENTS: Free-standing exchange listed derivatives that are not actively traded are valued based on quoted prices for identical instruments in markets that are not active.

          Over-the-counter ("OTC") derivatives, including interest rate swaps and foreign currency swaps, are valued using models that rely on inputs such as interest rate yield curves, currency rates and adjustment for counterparty credit risks that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.

LEVEL 3 MEASUREMENTS

     -    FIXED INCOME SECURITIES:

          CORPORATE: Valued based on non-binding broker quotes and are categorized as Level 3.

          CORPORATE PRIVATELY PLACED SECURITIES: Valued based on non-binding broker quotes and models that are widely accepted in the financial services industry and use internally assigned credit ratings as inputs and instrument specific inputs. Instrument specific inputs used in internal fair value determinations include coupon rate, coupon type, weighted average life, sector of the issuer and call provisions. Privately placed securities are categorized as Level 3 as a result of the significance of non-market observable inputs. The internally modeled securities are valued based on internal ratings, which are not observable in the market. Multiple internal ratings comprise a National Association of Insurance Commissioners ("NAIC") rating category and when used in the internal model provide a more refined determination of fair value. The Company's internal ratings are primarily consistent with the NAIC ratings which are generally updated annually.

NOTES TO FINANCIAL STATEMENTS

          MUNICIPAL: Auction rate securities ("ARS") backed by student loans that have become illiquid due to failures in the auction market are included in Level 3. ARS backed by student loans are valued based on a discounted cash flow model with certain inputs to the valuation model that are significant to the valuation, but are not market observable, including estimates of future coupon rates if auction failures continue, maturity assumptions, and illiquidity premium.

          ASSET-BACKED RESIDENTIAL MORTGAGE-BACKED SECURITIES ("ABS RMBS"); ALT-A RESIDENTIAL MORTGAGE-BACKED SECURITIES ("ALT-A"): ABS RMBS and Alt-A are principally valued based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Certain ABS RMBS and Alt-A are valued based on non-binding broker quotes. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all ABS RMBS and Alt-A are categorized as Level 3.

          OTHER COLLATERALIZED DEBT OBLIGATIONS ("CDO"): Valued based on non-binding broker quotes received from brokers who are familiar with the investments. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, all collateralized loan obligations ("CLO") and other CDO are categorized as Level 3.

          CMBS; COMMERCIAL REAL ESTATE COLLATERALIZED DEBT OBLIGATIONS ("CRE CDO"): CRE CDO, which are reported as CMBS, and other CMBS, are either valued based on non-binding broker quotes or based on inputs including quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements. Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market for these securities, certain CMBS are categorized as Level 3.

     - OTHER INVESTMENTS: Interest rate caps are valued using valuation models that are widely accepted in the financial services industry. Inputs include non-market observable inputs such as volatility assumptions that are significant to the valuation of the instruments.

     - CONTRACTHOLDER FUNDS: Derivatives embedded in annuity contracts are valued internally using models widely accepted in the financial services industry that determine a single best estimate of fair value for the embedded derivatives within a block of contractholder liabilities. The models use stochastically determined cash flows based on the contractual elements of embedded derivatives and other applicable market data. These are categorized as Level 3 as a result of the significance of non-market observable inputs.

     - OTHER ASSETS: Includes a structured settlement annuity reinsurance agreement accounted for as a derivative instrument pursuant to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Valued internally utilizing a model that uses interest rate and volatility assumptions to generate stochastically determined cash flows. This item is categorized as Level 3 as a result of the significance of non-market observable inputs.

FINANCIAL ASSETS ON A NON-RECURRING BASIS

     Mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments are primarily valued using valuation models that are widely accepted in the financial services industry. Inputs include non-market observable inputs such as credit spreads. At December 31, 2008, mortgage loans with a fair value of $10.6 million were included in the fair value hierarchy in Level 3 since they were subject to remeasurement at fair value at December 31, 2008.

FAIR VALUE MEASUREMENT PRIOR TO ADOPTION OF SFAS NO. 157

     Prior to the adoption of SFAS No. 157 on January 1, 2008, the fair value of fixed income securities was based upon observable market quotations, other market observable data or was derived from such quotations and market observable data. The fair value of privately placed fixed income securities was generally based on widely accepted pricing valuation models, which were developed internally. The valuation models used security specific information such as the credit rating of the issuer, industry sector of the issuer, maturity, estimated duration, call provisions, sinking fund requirements, coupon rate, quoted market prices of comparable securities and estimated liquidity premiums to determine the overall spread for the specific security.

NOTES TO FINANCIAL STATEMENTS

DERIVATIVE AND EMBEDDED DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments include interest rate swaps and caps, financial futures, foreign currency swaps, and re-investment related risk transfer reinsurance agreements with ALIC that meet the accounting definition of a derivative (see Note 5). Derivatives that are required to be separated from the host instrument and accounted for as derivative financial instruments ("subject to bifurcation") are embedded in certain reinsured variable annuity contracts (see Note 7).

     All derivatives are accounted for on a fair value basis and reported as other investments, other assets, other liabilities and accrued expenses or contractholder funds. Embedded derivative instruments subject to bifurcation are also accounted for on a fair value basis and are reported together with the host contract. The change in the fair value of derivatives embedded in liabilities and subject to bifurcation is reported in contract benefits. Cash flows from embedded derivatives requiring bifurcation and derivatives receiving hedge accounting are reported consistently with the host contracts and hedged risks, respectively, within the Statements of Cash Flows. Cash flows from other derivatives are reported in cash flows from investing activities within the Statements of Cash Flows.

     When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The hedged item may be either all or a specific portion of a recognized asset, liability or an unrecognized firm commitment attributable to a particular risk for the fair value hedges. At the inception of the hedge, the Company formally documents the hedging relationship and risk management objective and strategy. The documentation identifies the hedging instrument, the hedged item, the nature of the risk being hedged and the methodology used to assess the effectiveness of the hedging instrument in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk. In the case of a cash flow hedge, this documentation includes the exposure to changes in the variability in cash flows attributable to the hedged risk. The Company does not exclude any component of the change in fair value of the hedging instrument from the effectiveness assessment. At each reporting date, the Company confirms that the hedging instrument continues to be highly effective in offsetting the hedged risk. Ineffectiveness in fair value hedges and cash flow hedges is reported in realized capital gains and losses. There was no hedge ineffectiveness in 2008, 2007 or 2006.

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

     For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives representing the effective portion of the hedge are reported in accumulated other comprehensive income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged or forecasted transaction affects net income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in accumulated other comprehensive income for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to net income; or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from accumulated other comprehensive income to net income. If the Company expects at any time that the loss reported in accumulated other comprehensive income would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in accumulated other comprehensive income is reclassified and reported together with the impairment loss or recognition of the obligation.

     TERMINATION OF HEDGE ACCOUNTING If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged or forecasted transaction is no longer probable, or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances.

     When a derivative financial instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from accumulated other comprehensive income to net income as the hedged risk impacts net income. If the derivative financial instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative financial instrument used in a cash

NOTES TO FINANCIAL STATEMENTS

flow hedge of a forecasted transaction is terminated because the forecasted transaction is no longer probable, the gain or loss recognized on the derivative is immediately reclassified from accumulated other comprehensive income to realized capital gains and losses in the period that hedge accounting is no longer applied. If a cash flow hedge is no longer effective, the gain or loss recognized on the derivative during the period the hedge was effective is reclassified from accumulated other comprehensive income to net income as the remaining hedged item affects net income.

     NON-HEDGE DERIVATIVE FINANCIAL INSTRUMENTS The Company also has certain derivatives that are used in interest rate risk management strategies for which hedge accounting is not applied. These derivatives consist of interest rate swaps and caps, financial futures, and re-investment related risk transfer reinsurance agreements with ALIC that meet the accounting definition of a derivative.

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

SECURITIES LOANED

     The Company's business activities include securities lending transactions, which are used primarily to generate net investment income. The proceeds received are reinvested in short-term investments or fixed income securities. These transactions are short-term in nature, usually 30 days or less.

     The Company receives collateral for securities loaned in an amount generally equal to 102% of the fair value of securities and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to redeem the securities loaned on short notice. Substantially all of the Company's securities loaned are placed with large banks.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

     Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in contract benefits and recognized in relation to premiums, so that profits are recognized over the life of the policy.

     Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums. Profits from these policies come from investment income, which is recognized over the life of the contract.

     Interest-sensitive life contracts, such as universal life and single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and contract charges assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder fund deposits. Contract charges consist of fees assessed against the contractholder account balance for the cost of insurance (mortality risk), contract administration and early surrender. These contract charges are recognized as revenues when assessed against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities and immediate annuities without life contingencies, are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration, and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life contracts and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates.

NOTES TO FINANCIAL STATEMENTS

Interest credited also includes amortization of DSI expenses. DSI is amortized into interest credited using the same method used to amortize DAC.

     Contract charges for variable life and variable annuity products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death, income, withdrawal and accumulation benefits. Subsequent to the Company's disposal of all of its variable annuity business through reinsurance agreements with Prudential in 2006 (see Note 3), the contract charges and contract benefits related thereto are reported net of reinsurance ceded.

DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Costs that vary with and are primarily related to acquiring life insurance and investment contracts are deferred and recorded as DAC. These costs are principally agents' and brokers' remuneration and certain underwriting costs. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on annuities and primarily in the form of additional credits to the customer's account value or enhancements to interest credited for a specified period, which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses on the Statements of Operations and Comprehensive Income. Future investment income is considered in determining the recoverability of DAC. Amortization of DAC is included in amortization of deferred policy acquisition costs on the Statements of Operations and Comprehensive Income and is described in more detail below. DSI is amortized to income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds on the Statements of Operations and Comprehensive Income. DAC and DSI are periodically reviewed for recoverability and adjusted if necessary.

     For traditional life insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization period for these policies approximates the estimated lives of the policies.

     For interest-sensitive life, annuities and other investment contracts, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits ("AGP") and estimated future gross profits ("EGP") expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance and uses rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of customer surrender rates, partial withdrawals and deaths generally result in the majority of DAC being amortized over the surrender charge period. The rate of amortization during this term is matched to the recognition pattern of total gross profits.

     AGP and EGP consists primarily of the following components: contract charges for the cost of insurance less mortality costs and other benefits; investment income and realized capital gains and losses less interest credited; and surrender and other contract charges less maintenance expenses. The principal assumptions for determining the amount of EGP are investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, the effect of persistency, mortality, expenses and hedges, if applicable.

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

     Any amortization of DAC or DSI that would result from changes in unrealized capital gains or losses had those gains or losses actually been realized during the reporting period is recorded net of tax in other comprehensive income. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.

     Customers of the Company may exchange one insurance policy or investment contract for another offered by the Company, or make modifications to an existing life or investment contract issued by the Company. These transactions are identified as internal replacements for accounting purposes. Internal replacement transactions that are determined to result in replacement contracts that are substantially unchanged from the replaced contracts are accounted for as continuations of the replaced contracts. Unamortized DAC and DSI related to the replaced contract

NOTES TO FINANCIAL STATEMENTS

continue to be deferred and amortized in connection with the replacement contract. For interest-sensitive life insurance and investment contracts, the EGP of the replacement contract is treated as a revision to the EGP of the replaced contract in the determination of amortization of DAC and DSI. For traditional life policies, any changes to unamortized DAC and benefit reserves that result from the replacement contract are treated as prospective revisions. Any costs associated with the issuance of the replacement contract are characterized as maintenance costs and expensed as incurred.

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

     The Company has a reinsurance treaty with ALIC through which it cedes primarily re-investment related risk on its structured settlement annuities. The terms of the treaty meet the accounting definition of a derivative under SFAS No. 133. Accordingly, the treaty is recorded in the Statement of Financial Position at fair value. Changes in the fair value of the treaty and premiums paid to ALIC are recognized in realized capital gains and losses (see Note 5).

     Prior to the Company's disposition of the variable annuity business through reinsurance with Prudential effective June 1, 2006 (see Note 3), the Company had a reinsurance treaty through which it ceded contract benefits on its guaranteed minimum accumulation benefits ("GMABs"), guaranteed minimum withdrawal benefits ("GMWBs") and certain guaranteed minimum death benefits ("GMDBs") to ALIC. The terms of the treaty met the accounting definition of a derivative under SFAS No.
133. Accordingly, the treaty was recorded in the Statement of Financial Position at fair value. Changes in the fair value of the treaty were recognized in contract benefits. The reinsurance treaty was recaptured in 2006 (see Note 5).

INCOME TAXES

     The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains and losses on fixed income securities, differences in tax bases of investments, insurance reserves and DAC. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary health products, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, policy terminations and expenses (see Note 8). These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

NOTES TO FINANCIAL STATEMENTS

CONTRACTHOLDER FUNDS

     Contractholder funds represent interest-bearing liabilities arising from the sale of products, such as interest-sensitive life and fixed annuities, and variable annuity and life deposits allocated to fixed accounts. Contractholder funds are comprised primarily of deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses (see Note 8). Contractholder funds also include reserves for certain guarantees on reinsured variable annuity contracts.

SEPARATE ACCOUNTS

     Separate accounts assets are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate account contract obligations. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at an amount equal to the separate account assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in cash flows.

     Absent any contract provision wherein the Company provides a guarantee, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. All of the Company's variable annuity business was reinsured to Prudential in 2006.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     Commitments to purchase private placement securities and fund mortgage loans have off-balance-sheet risk because their contractual amounts are not recorded in the Company's Statements of Financial Position (see Note 7).

ADOPTED ACCOUNTING STANDARDS

SFAS NO. 157, FAIR VALUE MEASUREMENTS ("SFAS NO. 157")

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability. SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the provisions of SFAS No. 157 for financial assets and liabilities recognized or disclosed at fair value on a recurring and non-recurring basis as of January 1, 2008. Consistent with the provisions of FSP FAS 157-2, the Company decided to defer the adoption of SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis until January 1, 2009. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies the application of SFAS 157 in a market that is not active. The Company adopted the provisions of FSP FAS 157-3 as of September 30, 2008. The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company's results of operations or financial position (see Note
7).

SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL
   LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS NO.
   159")

     In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of the impacts of a reporting entity's decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 was effective as of the

NOTES TO FINANCIAL STATEMENTS

beginning of a reporting entity's first fiscal year beginning after November 15, 2007. The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008 and did not elect to apply the option prospectively to any financial assets or liabilities acquired during 2008. Consequently, the adoption of SFAS No. 159 had no impact on the Company's results of operations or financial position.

FASB STAFF POSITION NO. FIN 39-1, AMENDMENT OF FASB INTERPRETATION NO. 39 ("FSP
   FIN 39-1")

     In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts". FSP FIN 39-1 replaces the terms "conditional contracts" and "exchange contracts" with the term "derivative instruments" and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position. FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The adoption of FSP FIN 39-1 did not have a material impact on the Company's results of operations or financial position.

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

FASB INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN
   INTERPRETATION OF FASB STATEMENT NO. 109 AND FASB STAFF POSITION NO. FIN 48-1, DEFINITION OF SETTLEMENT IN FASB INTERPRETATION NO. 48 (COLLECTIVELY "FIN 48")

     The FASB issued the interpretation in July 2006 and the staff position in May 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 requires an entity to recognize the tax benefit of uncertain tax positions only when it is more likely than not, based on the position's technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. On January 1, 2007, the Company adopted the provisions of FIN 48, which were effective for fiscal years beginning

NOTES TO FINANCIAL STATEMENTS

after December 15, 2006. No cumulative effect of a change in accounting principle or adjustment to the liability for unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company (see Note 12).

SEC STAFF ACCOUNTING BULLETIN NO. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR
   MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108")

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

FASB STAFF POSITION NO. FAS 115-1/124-1, THE MEANING OF OTHER-THAN-TEMPORARY
   IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("FSP FAS 115-1/124-1")

     FSP FAS 115-1/124.1 nullifies the guidance in paragraphs 10-18 of Emerging Issues Task Force Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" and references existing other-than-temporary impairment guidance. FSP FAS 115-1/124-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent income recognition for impaired debt securities. The Company adopted FSP FAS 115-1/124-1 as of January 1, 2006 on a prospective basis. The effects of adoption did not have a material effect on the results of operations or financial position of the Company.

SFAS NO. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS - A REPLACEMENT OF APB
   OPINION NO.20 AND FASB STATEMENT NO. 3 ("SFAS NO. 154")

     SFAS No. 154 replaced Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise not required. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have any effect on the results of operations or financial position of the Company.

FSP NO. FAS 133-1 AND FIN 45-4, DISCLOSURES ABOUT CREDIT DERIVATIVES AND CERTAIN
   GUARANTEES: AN AMENDMENT OF FASB STATEMENT NO. 133 AND FASB INTERPRETATION NO. 45; AND CLARIFICATION OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 161 ("FSP FAS 133-1 AND FIN 45-4")

     In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), to both enhance and synchronize the disclosure requirements of the two statements with respect to the potential for adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives and certain guarantees. SFAS No. 133 was amended to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FIN 45 was amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The FSP clarifies the FASB's intent that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The provisions of this FASB staff position that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008, and the provisions that clarify the effective date SFAS No. 161 are effective upon the adoption of that statement; therefore, the disclosure requirements, which have no impact to the Company's results of operations or financial position, were adopted at December 31, 2008.

FSP NO. EITF 99-20-1, AMENDMENTS TO THE IMPAIRMENT GUIDANCE OF EITF ISSUE NO.
   99-20 ("FSP EITF 99-20-1")

     In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force ("EITF") No. 99-20 "Recognition of Interest Income and Impairment on Purchased Beneficial Interest and

NOTES TO FINANCIAL STATEMENTS

Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets," ("EITF 99-20"), to align the impairment guidance in EITF 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008. The adoption of FSP EITF 99-20-1 did not have a material effect on the results of operations or financial position of the Company.

PENDING ACCOUNTING STANDARD

SFAS NO. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -
   AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS NO. 161")

     In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133. The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity's financial position, results of operations, and cash flows. The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-related contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity's financial statements. SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only. SFAS No. 161 affects disclosures and therefore will not impact the Company's results of operations or financial position.

3.   DISPOSITION

VARIABLE ANNUITY BUSINESS

     On June 1, 2006, in accordance with the terms of the definitive Master Transaction Agreement and related agreements (collectively the "Agreement") the Company, its parent ALIC and the Corporation completed the disposal through reinsurance of all of the Company's variable annuity business to Prudential Financial, Inc. and its subsidiary, The Prudential Insurance Company of America (collectively "Prudential"). For the Company, this disposal achieved the economic benefit of transferring to Prudential the future rights and obligations associated with this business.

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

     The coinsurance provisions of the Reinsurance Agreements were used to transfer the future rights and obligations related to fixed-return fund options and benefit guarantees. $440.0 million of assets supporting general account liabilities have been transferred to Prudential, net of consideration, under the coinsurance reinsurance provisions as of the transaction closing date. General account liabilities of $335.8 million and $353.9 million as of December 31, 2008 and 2007, respectively, however, remain on the Statements of Financial Position with a corresponding reinsurance recoverable.

     For purposes of presentation in the Statements of Cash Flows, the Company treated the reinsurance of its variable annuity business to Prudential as a disposition of operations, consistent with the substance of the transaction

NOTES TO FINANCIAL STATEMENTS

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

     The terms of the Agreement give Prudential the right to be the exclusive provider of its variable annuity products through the Allstate proprietary agency force for three years and a non-exclusive preferred provider for the following two years. During a transition period, which ended May 2008, the Company and ALIC continued to issue new variable annuity contracts, accept additional deposits on existing business from existing contractholders on behalf of Prudential and service the reinsured business while Prudential prepared for the migration of the business onto its servicing platform.

     Pursuant to the Agreement, the consideration was $51.6 million. The disposal resulted in a reinsurance loss of $9.1 million, pre-tax. This reinsurance loss and other transactional expenses incurred were included as a component of loss on disposition of operations on the Statements of Operations and Comprehensive Income and amounted to $10.6 million, pre-tax. DAC and DSI were reduced by $79.7 million and $6.2 million, respectively, as of the effective date of the transaction for balances related to the variable annuity business subject to the Reinsurance Agreements.

     The separate account balances related to the modified coinsurance reinsurance were $530.2 million and $944.2 billion as of December 31, 2008 and 2007, respectively. Separate account balances totaling approximately $3.6 million and $4.1 million at December 31, 2008 and 2007, respectively, related to the variable life business retained by the Company. In the five months of 2006 prior to its disposition, the Company's variable annuity business generated approximately $7.5 million in contract charges.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investment exchanges and modifications, which reflect refinancings of fixed income securities, totaled $162 thousand and $5.8 million for the years ended December 31, 2007 and 2006, respectively. There were no non-cash investment exchanges or modifications in 2008.

     Liabilities for collateral received in conjunction with the Company's securities lending business activities were $117.3 million, $198.1 million and $199.5 million at December 31, 2008, 2007 and 2006, respectively, and are reported in other liabilities and accrued expenses in the Statements of Financial Position.

NOTES TO FINANCIAL STATEMENTS

     The accompanying cash flows are included in cash flows from operating activities in the Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ IN THOUSANDS)                                                              2008            2007            2006
                                                                         --------------  --------------  -------------
NET CHANGE IN PROCEEDS MANAGED
Net change in fixed income securities                                   $       36,778  $      (73,464) $     (10,816)
Net change in short-term investments                                            44,063          74,812        (39,205)
                                                                         --------------  --------------  -------------
   Operating cash flow provided (used)                                  $       80,841  $        1,348  $     (50,021)
                                                                         ==============  ==============  =============

NET CHANGE IN LIABILITIES
Liabilities for collateral and security repurchase, beginning of year   $     (198,138) $     (199,486) $    (149,465)
Liabilities for collateral and security repurchase, end of year               (117,297)       (198,138)      (199,486)
                                                                         --------------  --------------  -------------
   Operating cash flow (used) provided                                  $      (80,841) $       (1,348) $      50,021
                                                                         ==============  ==============  =============

5.   RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company uses services performed by its affiliates, AIC, ALIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs (see Note 14), allocated to the Company were $54.3 million, $54.5 million and $53.7 million in 2008, 2007 and 2006, respectively. A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.

STRUCTURED SETTLEMENT ANNUITIES

     The Company issued $12.9 million, $12.7 million and $15.0 million of structured settlement annuities, a type of immediate annuity, in 2008, 2007 and 2006, respectively, at prices based upon interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $866 thousand, $1.5 million and $1.5 million relate to structured settlement annuities with life contingencies and are included in premium income for 2008, 2007 and 2006, respectively.

     In most cases, these annuities were issued under a "qualified assignment," whereby prior to July 1, 2001 Allstate Settlement Corporation ("ASC"), and on and subsequent to July 1, 2001 Allstate Assignment Corporation ("AAC"), both wholly owned subsidiaries of ALIC, purchased annuities from the Company and assumed AIC's obligation to make future payments.

     Reserves recorded by the Company for annuities issued to ASC and AAC, including annuities to fund structured settlements in matters involving AIC, were $1.97 billion and $1.93 billion at December 31, 2008 and 2007, respectively.

BROKER/DEALER AGREEMENTS

     The Company has a service agreement with Allstate Distributors, L.L.C. ("ADLLC"), a broker-dealer company owned by ALIC, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC also acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $4.1 million, $4.0 million and $6.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

     The Company receives distribution services from Allstate Financial Services, LLC ("AFS"), an affiliated broker-dealer company, for certain variable annuity and variable life insurance contracts sold by Allstate exclusive agencies. For these services, the Company incurred $838 thousand, $971 thousand and $1.4 million of commission and other distribution expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO FINANCIAL STATEMENTS

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

     In 2008, additional expenses were recorded relating to a rescission of reinsurance coverage due to the nonpayment of premium for certain traditional and interest-sensitive life insurance policies reinsured to ALIC in accordance with an agreement between the Company and ALIC (the "rescission"). The rescission resulted in a reduction to 2008 net income of $4.1 million, which included contract benefits of $7.1 million, accretion of DAC of $876 thousand and an income tax benefit of $2.2 million. The Company paid $8.7 million to ALIC in order to return amounts previously received from ALIC for ceded contract benefits on policies subject to the rescission of coverage.

     The Company has a reinsurance treaty through which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC. Under the terms of the treaty, the Company pays a premium to ALIC that varies with the aggregate structured settlement annuity statutory reserve balance. In return, ALIC guarantees that the yield on the portion of the Company's investment portfolio that supports structured settlement annuity liabilities will not fall below contractually determined rates. The Company ceded premium related to structured settlement annuities to ALIC of $3.3 million, $3.2 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the carrying value of the structured settlement reinsurance treaty was $(1.8) million and $(1.7) million, respectively, which is recorded in other assets. The premiums ceded and changes in the fair value of the reinsurance treaty are reflected as a component of realized capital gains and losses on the Statements of Operations and Comprehensive Income as the treaty is recorded as a derivative instrument pursuant to the requirements of SFAS No. 133.

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

INTERCOMPANY LOAN AGREEMENT

     The Company has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Company had no amounts outstanding under the intercompany loan agreement at December 31, 2008 and 2007. The Corporation may use commercial paper borrowings, bank lines of credit and repurchase agreements to fund intercompany borrowings.

INVESTMENT PURCHASES

     In September 2008, the Company purchased investments from its parent ALIC. The Company paid $199.1 million in cash for the investments, which included fixed income securities with a fair value on the date of sale of $197.5 million and $1.6 million of accrued investment income. Since the transaction was between affiliates under common control, the fixed income securities were recorded at the amortized cost basis on the date of sale of $200.8 million. The difference between the fair value and the amortized cost basis of these investments on the date of sale was recorded as an increase to retained income of $2.1 million after-tax ($3.3 million pre-tax).

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).

NOTES TO FINANCIAL STATEMENTS

6.   INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                          GROSS UNREALIZED
                                                   AMORTIZED      --------------------------------         FAIR
($ IN THOUSANDS)                                      COST            GAINS             LOSSES             VALUE
                                                 -------------    --------------    --------------    --------------
AT DECEMBER 31, 2008
U.S. government and agencies                    $     676,655    $      241,196    $         (120)   $      917,731
Municipal                                             462,664             4,442           (81,725)          385,381
Corporate                                           3,158,588            55,307          (326,758)        2,887,137
Foreign government                                    262,307           109,235                --           371,542
Mortgage-backed securities                            398,178             9,387           (11,388)          396,177
Commercial mortgage-backed securities                 721,707                --          (252,839)          468,868
Asset-backed securities                                87,062               566           (23,558)           64,070
Redeemable preferred stock                              9,290                --            (3,831)            5,459
                                                 -------------    --------------    --------------    --------------
     Total fixed income securities              $   5,776,451    $      420,133    $     (700,219)   $    5,496,365
                                                 =============    ==============    ==============    ==============

AT DECEMBER 31, 2007
U.S. government and agencies                    $     576,892    $      220,299    $           --    $      797,191
Municipal                                             421,755            14,814            (3,262)          433,307
Corporate                                           3,314,945           116,575           (52,709)        3,378,811
Foreign government                                    259,851            73,689                --           333,540
Mortgage-backed securities                            419,730             4,399            (4,512)          419,617
Commercial mortgage-backed securities                 811,191             6,803           (26,053)          791,941
Asset-backed securities                               115,203               485            (8,811)          106,877
Redeemable preferred stock                              9,332               512                --             9,844
                                                 -------------    --------------    --------------    --------------
     Total fixed income securities              $   5,928,899    $      437,576    $      (95,347)   $    6,271,128
                                                 =============    ==============    ==============    ==============

SCHEDULED MATURITIES

The scheduled maturities for fixed income securities are as follows at December 31, 2008:

                                                                     AMORTIZED            FAIR
($ IN THOUSANDS)                                                       COST               VALUE
                                                                 ----------------    ----------------
Due in one year or less                                         $        194,119    $        194,006
Due after one year through two years                                     207,088             201,138
Due after two years through three years                                  280,150             271,386
Due after three years through four years                                 477,648             466,419
Due after four years through five years                                  320,242             311,017
Due after five years through ten years                                 1,349,651           1,444,938
Due after ten years                                                    2,462,313           2,147,214
                                                                 ----------------    ----------------
                                                                       5,291,211           5,036,118
Mortgage- and asset-backed securities                                    485,240             460,247
                                                                 ----------------    ----------------
  Total                                                         $      5,776,451    $      5,496,365
                                                                 ================    ================

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage- and asset-backed securities, they are not categorized by contractual maturity. The commercial mortgage-backed securities are categorized by contractual maturity because they generally are not subject to prepayment risk. Periodic interest payments on fixed income securities represent a substantial additional source of cash flow over the years presented, but are not included in the contractual maturities table above.

NOTES TO FINANCIAL STATEMENTS

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

($ IN THOUSANDS)                                                         2008             2007             2006
                                                                    --------------   --------------   --------------
Fixed income securities                                            $      362,671   $      358,547   $      343,115
Mortgage loans                                                             41,949           40,916           38,576
Short-term and other                                                       12,949           14,487           14,763
                                                                    --------------   --------------   --------------
    Investment income, before expense                                     417,569          413,950          396,454
    Investment expense                                                     14,638           27,212           23,390
                                                                    --------------   --------------   --------------
      Net investment income                                        $      402,931   $      386,738   $      373,064
                                                                    ==============   ==============   ==============

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

($ IN THOUSANDS)                                                         2008             2007              2006
                                                                    --------------   -------------    --------------
Fixed income securities                                            $      (55,775)  $       3,614    $      (25,398)
Mortgage loans                                                             (2,049)            (86)            3,572
Derivatives                                                               (19,381)         (4,359)             (259)
                                                                    --------------   -------------    --------------
   Realized capital gains and losses, pre-tax                             (77,205)           (831)          (22,085)
   Income tax benefit                                                      25,708             308             8,216
                                                                    --------------   -------------    --------------
      Realized capital gains and losses, after-tax                 $      (51,497)  $        (523) $        (13,869)
                                                                    ==============   =============    ==============

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ IN THOUSANDS)                                                        2008              2007             2006
                                                                    --------------   -------------    --------------
Sales (1)                                                          $      59,966    $      10,321    $       (5,112)
Impairment write-downs (2)                                               (38,528)              --              (258)
Change in intent write-downs (1) (3)                                     (79,262)          (6,793)          (16,456)
Valuation of derivative instruments                                      (29,525)          (8,166)           (5,429)
Settlement of derivative instruments                                      10,144            3,807             5,170
                                                                    --------------   -------------    --------------
   Realized capital gains and losses, pre-tax                            (77,205)            (831)          (22,085)
   Income tax benefit                                                     25,708              308             8,216
                                                                    --------------   -------------    --------------
      Realized capital gains and losses, after-tax                 $     (51,497)   $        (523)   $      (13,869)
                                                                    ==============   =============    ==============

----------
(1) To conform to the current year presentation, certain amounts in the prior periods have been reclassified.

(2) Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3) Change in intent write-downs reflects instances where we cannot assert a positive intent to hold until recovery.

     Gross gains of $69.4 million, $4.0 million and $5.9 million and gross losses of $16.0 million, $7.2 million and $18.8 million were realized on sales of fixed income securities during 2008, 2007 and 2006, respectively.

NOTES TO FINANCIAL STATEMENTS

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ IN THOUSANDS)                                                         GROSS UNREALIZED
                                                         FAIR       ---------------------------    UNREALIZED NET
AT DECEMBER 31, 2008                                     VALUE         GAINS         LOSSES        GAINS (LOSSES)
                                                     -------------  -----------  --------------   ----------------
Fixed income securities                             $   5,496,365  $   420,133  $     (700,219)  $       (280,086)
Short-term investments                                    409,802           77             (12)                65
Derivative instruments                                      1,749        1,749              --              1,749
                                                                                                  ----------------
  Unrealized net capital gains and losses, pre-tax                                                       (278,272)

Amounts recognized for:
  Insurance reserves (1)                                                                                 (155,935)
  DAC and DSI (2)                                                                                         266,647
                                                                                                  ----------------
      Amounts recognized                                                                                  110,712
Deferred income taxes                                                                                      58,646
                                                                                                  ----------------
Unrealized net capital gains and losses, after-tax                                               $       (108,914)
                                                                                                  ================

----------
(1) The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to certain payout annuities with life contingencies.

(2) The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

($ IN THOUSANDS)                                                         GROSS UNREALIZED
                                                         FAIR       ---------------------------    UNREALIZED NET
AT DECEMBER 31, 2007                                     VALUE         GAINS         LOSSES        GAINS (LOSSES)
                                                     -------------  -----------  --------------   ----------------
Fixed income securities                             $   6,271,128  $   437,576  $      (95,347)  $        342,229
Derivative instruments                                       (766)          --            (766)              (766)
                                                                                                  ----------------
  Unrealized net capital gains and losses, pre-tax                                                        341,463

Amounts recognized for:
  Insurance reserves                                                                                     (261,846)
  DAC and DSI                                                                                              20,672
                                                                                                  ----------------
      Amounts recognized                                                                                 (241,174)
Deferred income taxes                                                                                     (35,101)
                                                                                                  ----------------
Unrealized net capital gains and losses, after-tax                                               $         65,188
                                                                                                  ================

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

      The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ IN THOUSANDS)                                                   2008               2007               2006
                                                              ---------------    ----------------   ---------------
Fixed income securities                                      $      (622,315)   $         (2,683)  $      (108,955)
Short-term investments                                                    65                  --                --
Derivative instruments                                                 2,515                 126              (738)
                                                              ---------------    ----------------   ---------------
  Total                                                             (619,735)             (2,557)         (109,693)

Amounts recognized for:
  Insurance reserves                                                 105,911             (26,190)           21,817
  DAC and DSI                                                        245,975               8,978             9,522
                                                              ---------------    ----------------   ---------------
      Change in amounts recognized                                   351,886             (17,212)           31,339
Deferred income taxes                                                 93,747               6,919            27,424
                                                              ---------------    ----------------   ---------------
Decrease in unrealized net capital gains and losses          $      (174,102)   $        (12,850)  $       (50,930)
                                                              ===============    ================   ===============

NOTES TO FINANCIAL STATEMENTS

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

                                           LESS THAN 12 MONTHS                           12 MONTHS OR MORE
                                  ---------------------------------------   ---------------------------------------
($ IN THOUSANDS)                                                                                                         TOTAL
                                   NUMBER OF     FAIR         UNREALIZED    NUMBER OF       FAIR       UNREALIZED      UNREALIZED
AT DECEMBER 31, 2008                ISSUES       VALUE          LOSSES        ISSUES        VALUE        LOSSES          LOSSES
                                  ----------  ------------   ------------   ----------   ----------   -------------   -------------
Fixed income
  securities
   U.S. government and  agencies          1   $    24,844    $      (120)          --    $      --    $         --    $       (120)
   Municipal                             62       273,931        (75,612)           4       17,482          (6,113)        (81,725)
   Corporate                            369     1,526,621       (204,006)         103      369,897        (122,752)       (326,758)
   MBS                                    6        37,248         (6,292)           5       37,724          (5,096)        (11,388)
   CMBS                                  69       410,165       (112,645)          19       52,917        (140,194)       (252,839)
   ABS                                    8        12,325         (3,838)          35       37,500         (19,720)        (23,558)
   Redeemable preferred  stock            1         5,458         (3,831)          --           --              --          (3,831)
                                  ----------  ------------   ------------   ----------   ----------   -------------   -------------
     Total                              516   $ 2,290,592    $  (406,344)         166    $ 515,520    $   (293,875)   $   (700,219)
                                  ==========  ============   ============   ==========   ==========   =============   =============

Investment grade fixed income
   securities                           472   $ 2,209,606    $  (386,500)         139    $ 476,712    $  (275,226)    $   (661,726)
Below investment
   grade fixed income securities         44        80,986        (19,844)          27       38,808         (18,649)        (38,493)
                                  ----------  ------------   ------------   ----------   ----------   -------------   -------------
     Total fixed income
          securities                    516   $ 2,290,592    $  (406,344)         166    $ 515,520    $   (293,875)   $   (700,219)
                                  ==========  ============   ============   ==========   ==========   =============   =============

AT DECEMBER 31, 2007
Fixed income
  securities
   Municipal                             18   $    89,222    $    (2,067)           2    $  15,945    $     (1,195)   $     (3,262)
   Corporate                            211       828,136        (35,241)          86      453,194         (17,468)        (52,709)
   MBS                                   12       116,542         (1,182)          16      137,987          (3,330)         (4,512)
   CMBS                                  41       345,338        (22,882)          12       64,387          (3,171)        (26,053)
   ABS                                   51        71,873         (6,664)           6       22,505          (2,147)         (8,811)
                                  ----------  ------------   ------------   ----------   ----------   -------------   -------------
     Total                              333   $ 1,451,111    $   (68,036)         122    $ 694,018    $    (27,311)   $    (95,347)
                                  ==========  ============   ============   ==========   ==========   =============   =============

Investment grade
  fixed income securities               283   $ 1,379,124    $   (60,798)         107    $ 657,515    $    (23,161)   $    (83,959)
Below investment
  grade fixed income securities          50        71,987         (7,238)          15       36,503          (4,150)        (11,388)
                                  ----------  ------------   ------------   ---------    ----------   -------------   -------------
Total fixed income securities           333   $ 1,451,111    $   (68,036)         122    $ 694,018    $    (27,311)   $    (95,347)
                                  ==========  ============   ============   =========    ==========   =============   =============

     As of December 31, 2008, $196.7 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $196.7 million, $188.0 million are related to unrealized losses on investment grade fixed income securities. Investment grade is defined as a security having a rating from the NAIC of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody's, a rating of AAA, AA, A or BBB from Standard & Poor's ("S&P"), Fitch or Dominion, or aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available. Unrealized losses on investment grade securities are principally related to rising interest rates or changes in credit spreads since the securities were acquired.

     As of December 31, 2008, the remaining $503.5 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost. Of the $503.5 million, $29.8 million are related to below investment grade fixed income securities. Of this amount, $2.9 million had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2008. Unrealized losses on below investment grade securities are principally related to rising interest rates or changes in credit spreads. The Company expects eventual recovery of these securities. Every security was included in our portfolio monitoring process.

     The securities comprising the $503.5 million of unrealized losses were evaluated based on factors such as the financial condition and near-term and long-term prospects of the issuer and were determined to have adequate

NOTES TO FINANCIAL STATEMENTS

resources to fulfill contractual obligations, such as recent financings or bank loans, cash flows from operations, collateral or the position of a subsidiary with respect to its parent's bankruptcy.

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

     As of December 31, 2008, the Company had the intent and ability to hold the fixed income securities with unrealized losses for a period of time sufficient for them to recover.

MORTGAGE LOAN IMPAIRMENT

     A mortgage loan is impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     The net carrying value of impaired loans at December 31, 2008 was $3.42 million. There were no impaired loans at December 31, 2007. Valuation allowances of $449 thousand were held at December 31, 2008 reflecting a charge to operations related to impaired mortgage loans. No valuation allowances were held at December 31, 2007 because the fair value of the collateral was greater than the recorded investment in the loans, and no valuation allowances were charged to operations during the years 2007 or 2006. Realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $2.0 million and $2.4 million for the years ended December 31, 2008 and 2007, respectively.

      Interest income for impaired loans is recognized on an accrual basis if payments are expected to continue to be received; otherwise cash basis is used. The Company recognized interest income on impaired loans of $202 thousand during 2008. The average balance of impaired loans was $1.9 million in 2008. There were no impaired loans in 2007 or 2006.

INVESTMENT CONCENTRATION FOR MUNICIPAL BOND AND COMMERCIAL MORTGAGE PORTFOLIOS

     The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company's portfolio. No other state represented more than 5% of the portfolio at December 31.

        (% OF MUNICIPAL BOND PORTFOLIO CARRYING VALUE)                  2008          2007
                                                                      --------     ---------
        California                                                       25.6%         30.6%
        Texas                                                            10.9          14.3
        Delaware                                                          7.0           8.5
        Oregon                                                            4.4           5.8
        Virginia                                                          5.4           5.0

     The Company's mortgage loans are collateralized by a variety of commercial real estate property types located throughout the United States. Substantially all of the commercial mortgage loans are non-recourse to the borrower. The following table shows the principal geographic distribution of commercial real estate represented in the Company's mortgage portfolio. No other state represented more than 5.0% of the portfolio at December 31.

        (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)              2008          2007
                                                                       --------     ---------
         California                                                       22.1%         21.7%
         Illinois                                                         11.9          12.7
         Pennsylvania                                                      8.8           8.3
         New Jersey                                                        6.1           5.1
         New York                                                          5.5           5.5
         Arizona                                                           5.5           5.4
         Texas                                                             5.3           7.6
         Ohio                                                              5.0           5.0

NOTES TO FINANCIAL STATEMENTS

     The types of properties collateralizing the commercial mortgage loans at December 31 are as follows:

        (% OF COMMERCIAL MORTGAGE PORTFOLIO CARRYING VALUE)             2008          2007
                                                                       --------     ---------
        Warehouse                                                         34.0%         32.6%
        Office buildings                                                  28.7          31.4
        Retail                                                            19.5          15.3
        Apartment complex                                                 15.3          17.1
        Other                                                              2.5           3.6
                                                                       --------     ---------
                Total                                                    100.0%        100.0%
                                                                       ========     =========

     The contractual maturities of the commercial mortgage loan portfolio as of December 31, 2008 for loans that were not in foreclosure are as follows:

                               NUMBER OF      CARRYING
                                 LOANS          VALUE        PERCENT
                               ----------   -------------  -----------
($ IN THOUSANDS)
 2009                               11     $      39,195          5.6%
 2010                               17            88,063         12.6
 2011                               17            74,863         10.7
 2012                               12            59,786          8.5
 2013                               15            68,023          9.7
Thereafter                          73           370,338         52.9
                               ----------   -------------  ------------
  Total                            145     $     700,268        100.0%
                               ==========   =============  ============

     In 2008, $4.6 million of commercial mortgage loans were contractually due and all were paid as due. None were foreclosed or are in the process of foreclosure, and none were in the process of refinancing or restructuring discussions.

CONCENTRATION OF CREDIT RISK

     At December 31, 2008, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company's shareholder's equity.

SECURITIES LOANED

     The Company's business activities include securities lending programs with third parties, mostly large banks. At December 31, 2008 and 2007, fixed income securities with a carrying value of $113.6 million and $193.8 million, respectively, were on loan under these agreements. In return, the Company receives cash that it invests and includes in short-term investments and fixed income securities, with an offsetting liability recorded in other liabilities and accrued expenses to account for the Company's obligation to return the collateral. Interest income on collateral, net of fees, was $5.1 million, $1.4 million and $455 thousand, for the years ending December 31, 2008, 2007 and 2006, respectively.

OTHER INVESTMENT INFORMATION

     Included in fixed income securities are below investment grade assets totaling $139.7 million and $198.6 million at December 31, 2008 and 2007, respectively.

     At December 31, 2008, fixed income securities with a carrying value of $2.9 million were on deposit with regulatory authorities as required by law.

     At December 31, 2008, there were no fixed income securities or other investments that were non-income producing.

NOTES TO FINANCIAL STATEMENTS

7.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets, incurs various financial liabilities and enters into agreements involving derivative financial instruments and other off-balance-sheet financial instruments.
     The following table summarizes the Company's financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

                                      QUOTED PRICES
                                        IN ACTIVE        SIGNIFICANT
                                        MARKETS FOR         OTHER          SIGNIFICANT
                                        IDENTICAL        OBSERVABLE        UNOBSERVABLE         OTHER         BALANCE AS OF
                                          ASSETS            INPUTS            INPUTS          VALUATIONS        DECEMBER 31,
($ IN THOUSANDS)                        (LEVEL 1)          (LEVEL 2)         (LEVEL 3)        AND NETTING          2008
                                      --------------    --------------    --------------    --------------    --------------
FINANCIAL ASSETS
     Fixed income securities         $      154,119    $    4,007,707    $    1,334,539                      $    5,496,365
     Short-term investments                  33,315           376,487                --                             409,802
     Other investments:
       Free-standing derivatives                 --             1,764               714                               2,478
                                      --------------    --------------    --------------                      --------------
         TOTAL RECURRING BASIS
             ASSETS                         187,434         4,385,958         1,335,253                           5,908,645
      Non-recurring basis                        --                --            10,589                              10,589
      Valued at cost or amortized
          cost                                                                             $      729,351           729,351
                                      --------------    --------------    --------------    --------------    --------------
       TOTAL INVESTMENTS                    187,434         4,385,958         1,345,842           729,351         6,648,585
                                      --------------    --------------    --------------    --------------    --------------
Separate account assets                     533,760                --                --                --           533,760
Other assets                                     --                --            (1,829)               --            (1,829)
                                      --------------    --------------    --------------    --------------    --------------

TOTAL FINANCIAL ASSETS               $      721,194    $    4,385,958    $    1,344,013    $      729,351    $    7,180,516
                                      ==============    ==============    ==============    ==============    ==============
% of Total financial assets                    10.0%             61.1%             18.7%             10.2%            100.0%

FINANCIAL LIABILITIES
     Contractholder funds:
       Derivatives embedded in
            annuity contracts        $           --    $           --    $      (30,051)                     $      (30,051)
     Other liabilities:
       Free-standing derivatives                 --           (20,849)           (5,450)                            (26,299)
                                      --------------    --------------    --------------                      ---------------
TOTAL FINANCIAL LIABILITIES          $           --    $      (20,849)   $      (35,501)                     $      (56,350)
                                      ==============    ==============    ==============                      ===============
% of Total financial liabilities                 --%             37.0%             63.0%                              100.0%

     As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). Gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Level 1 and Level 2) and unobservable inputs (Level 3). Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, all realized and unrealized gains and losses in the quarter of transfer are reflected in the table below. Further, it should be noted that the following table does not take into consideration the effect of offsetting Level 1 and Level 2 financial instruments entered into that economically hedge certain exposures to the Level 3 positions.

NOTES TO FINANCIAL STATEMENTS

     The following table provides a summary of changes in fair value during the year ended December 31, 2008 of Level 3 financial assets and financial liabilities held at fair value on a recurring basis at December 31, 2008.

                                                                                                                          TOTAL
                                     TOTAL REALIZED AND UNREALIZED                                                   GAINS (LOSSES)
                                      GAINS (LOSSES) INCLUDED IN:                                                      INCLUDED IN
                                     ----------------------------                                                    NET INCOME FOR
                                                       OCI ON                            NET                           INSTRUMENTS
                      BALANCE AS OF                  STATEMENT OF  PURCHASES, SALES,  TRANSFERS IN  BALANCE AS OF     STILL HELD AT
                        JANUARY 1,                    FINANCIAL     ISSUANCES AND    AND/OR (OUT)   DECEMBER 31,      DECEMBER 31,
($ IN THOUSANDS)          2008       NET INCOME (1)    POSITION    SETTLEMENTS, NET   OF LEVEL 3        2008            2008 (4)
                      -------------  --------------  ------------  ----------------  ------------  -------------     --------------
FINANCIAL ASSETS
  Fixed income
   securities        $   1,469,898  $      (30,723) $   (204,044) $       (145,026) $    244,434  $   1,334,539     $      (37,158)
  Other investments:
     Free-standing
      derivatives,
      net                     (980)         (7,124)           --             3,368            --         (4,736)(2)         (1,424)
                      -------------  --------------  ------------  ----------------  ------------  -------------     --------------
      TOTAL
       INVESTMENTS       1,468,918         (37,847)     (204,044)         (141,658)      244,434      1,329,803(3)         (38,582)
  Other assets              (1,733)            (96)           --                --            --         (1,829)               (96)
                      -------------  --------------  ------------  ----------------  ------------  -------------     --------------
 TOTAL RECURRING
  LEVEL 3 FINANCIAL
  ASSETS             $   1,467,185  $      (37,943) $   (204,044) $       (141,658) $    244,434  $   1,327,974     $      (38,678)
                      =============  ==============  ============  ================  ============  =============     ==============

FINANCIAL
 LIABILITIES
  Contractholder
   funds:
  Derivatives
   embedded in
   annuity contracts $         174  $      (30,389) $         --  $            164  $         --  $     (30,051)    $      (30,389)
                      -------------  --------------  ------------  ----------------  ------------  -------------     --------------

  TOTAL RECURRING
   LEVEL 3 FINANCIAL
   LIABILITIES       $         174  $      (30,389) $         --  $            164  $         --  $     (30,051)    $      (30,389)
                      =============  ==============  ============  ================  ============  =============     ==============

----------
(1) The effect to net income of financial assets and financial liabilities totals $(68.3) million and is reported in the Statements of Operations and Comprehensive Income as follows: $(45.9) million in realized capital gains and losses, $8.0 million in net investment income, and $(30.4) million in contract benefits.

(2) Comprises $0.7 million of financial assets and $(5.4) million of financial liabilities.

(3) Comprises $1.34 billion of investments and $(5.4) million of free-standing derivatives included in financial liabilities.

(4) The amounts represent gains and losses included in net income for the period of time that the financial asset or financial liability was determined to be in Level 3. These gains and losses total $(69.1) million and are reported in the Statements of Operations and Comprehensive Income as follows: $(46.5) million in realized capital gains and losses, $7.8 million in net investment income, and $(30.4) million in contract benefits.

     Presented below are the fair value estimates of financial instruments including those reported at fair value and discussed above and those reported using other methods for which a description of the method to determine fair value appears below the following tables.

FINANCIAL ASSETS

                                                        DECEMBER 31, 2008                DECEMBER 31, 2007
                                                  -------------------------------   -----------------------------
                                                    CARRYING            FAIR          CARRYING           FAIR
($ IN THOUSANDS)                                     VALUE             VALUE            VALUE            VALUE
                                                  -------------     -------------   -------------   -------------
Fixed income securities (1)                      $   5,496,365     $   5,496,365    $  6,271,128   $    6,271,128
Mortgage loans                                         700,268           629,394         725,301          721,602
Short-term investments (1)                             409,802           409,802          22,688           22,688
Free-standing derivatives (1)                            2,478             2,478             107              107
Separate accounts (1)                                  533,760           533,760         948,358          948,358

     ----------
     (1)  Carried at fair value in the Statements of Financial Position.

     The fair value of mortgage loans is based on discounted contractual cash flows. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral.

NOTES TO FINANCIAL STATEMENTS

FINANCIAL LIABILITIES

                                                           DECEMBER 31, 2008                DECEMBER 31, 2007
                                                     -------------------------------   ---------------------------
                                                       CARRYING           FAIR          CARRYING           FAIR
($ IN THOUSANDS)                                      VALUE (1)           VALUE           VALUE            VALUE
                                                     --------------    -------------   -------------  ------------
Contractholder funds on investment contracts (2)   $     4,181,874    $   3,832,699   $   3,971,285  $  3,849,966
Liability for collateral (1)                               117,297          117,297         198,138       198,138
Free-standing derivatives (1)                               26,299           26,299           3,611         3,611

----------
   (1) Carried at fair value in the Statements of Financial Position.

   (2) As of December 31, 2008 and 2007, contractholder funds on investment contracts exclude contractholder funds related to interest-sensitive life insurance, variable annuities and variable life insurance totaling $905.1 million and $877.2 million, respectively.

     Beginning in 2008, the fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts utilizing prevailing market rates for similar contracts adjusted for credit risk. Deferred annuities included in contractholder funds are valued using discounted cash flow models which incorporate market value margins, which are based on the cost of holding economic capital, and the Company's own credit risk. Immediate annuities without life contingencies are valued at the present value of future benefits using market implied interest rates which include the Company's own credit risk. In 2007, the fair value of investment contracts was based on the terms of the underlying contracts. Fixed annuities were valued at the account balance less surrender charges. Immediate annuities without life contingencies were valued at the present value of future benefits using current interest rates. Market value adjusted annuities' fair value was estimated to be the market adjusted surrender value.

     The liability for collateral is valued at carrying value due to its short-term nature.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company primarily uses derivatives for risk reduction. In addition, the Company has derivatives embedded in financial instruments, which are required to be separated and accounted for as derivative instruments. With the exception of embedded derivatives which are required to be separated, all of the Company's derivatives are evaluated for their ongoing effectiveness as either accounting or non-hedge derivative financial instruments on at least a quarterly basis (see
Note 2). The Company does not use derivatives for trading purposes. Non-hedge accounting is used for "portfolio" level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133 to permit the application of SFAS 133's hedge accounting model. The principal benefit of a "portfolio" level strategy is in its cost savings through its ability to use fewer derivatives with larger notional amounts.

     Asset-liability management is a risk management strategy that is principally employed to align the respective interest-rate sensitivities of assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps and caps are acquired to change the interest rate characteristics of existing assets and liabilities to ensure a properly matched relationship is maintained within specific ranges and to reduce exposure to rising or falling interest rates. The Company uses financial futures to hedge anticipated asset purchases and liability issuances.

     The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements.

     Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date. The fair value valuation techniques are described in Note 2.

     Carrying value amounts include the fair value of the derivatives, including the embedded derivatives, and exclude the accrued periodic settlements which are short term in nature and are reported in accrued investment income or other invested assets. The carrying value amounts for free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements.

     The net impact to pre-tax income includes valuation and settlements of derivatives which are reported in net income as described in Note 2. For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are included.

NOTES TO FINANCIAL STATEMENTS

     Derivative instruments are recorded at fair value and presented in the Statements of Financial Position as of December 31, as follows:

                                                                        CARRYING VALUE
                                                      ----------------------------------------------------
                                                             ASSETS                   (LIABILITIES)
                                                      ----------------------    --------------------------
        ($ IN THOUSANDS)                                2008         2007          2008           2007
                                                      ---------    ---------    -----------    -----------
        Other investments                            $   2,478    $      --    $       --     $        --
        Other assets                                    (1,829)      (1,626)           --              --
        Contractholder funds                                --           --        (30,051)           170
        Other liabilities and accrued expenses              --           --        (26,299)        (3,611)
                                                      ---------    ---------    -----------    -----------
             Total                                   $     649    $  (1,626)   $   (56,350)   $    (3,441)
                                                      =========    =========    ===========    ===========

     For cash flow hedges, unrealized net pre-tax losses included in accumulated other comprehensive income were $1.7 million and $(766) thousand at December 31, 2008 and 2007, respectively. The net pre-tax changes in accumulated other comprehensive income due to cash flow hedges were $2.5 million, $126 thousand and $(738) thousand in 2008, 2007 and 2006, respectively. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $39 thousand in 2009.

     The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2008.

                                                                          CARRYING       CARRYING
                                            NOTIONAL         FAIR          VALUE           VALUE
($ IN THOUSANDS)                             AMOUNT         VALUE          ASSETS      (LIABILITIES)
                                          -----------    -----------    -----------    -------------
Interest rate swap agreements            $   400,000    $   (20,849)   $        --    $     (20,849)
Interest rate cap agreements                 334,300         (4,736)           714           (5,450)
                                          -----------    -----------    -----------    -------------
Total interest rate contracts            $   734,300    $   (25,585)   $       714    $     (26,299)
                                          ===========    ===========    ===========    =============

Foreign currency swap agreements         $     7,500    $     1,764    $     1,764    $          --
                                          ===========    ===========    ===========    =============

Structured settlement annuity
 reinsurance agreement                   $        --    $    (1,829)   $    (1,829)   $          --
                                          ===========    ===========    ===========    =============

Guaranteed accumulation benefits (1)     $   160,310    $   (24,033)   $        --    $     (24,033)
                                          ===========    ===========    ===========    =============

Guaranteed withdrawal benefits (1)       $    37,639    $    (6,018)   $        --    $      (6,018)
                                          ===========    ===========    ===========    =============

----------
(1) These embedded derivative financial instruments relate to the Company's variable annuity business, which was fully reinsured by Prudential effective June 1, 2006 (see Note 3).

NOTES TO FINANCIAL STATEMENTS

       The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at December 31, 2007.

                                                                             CARRYING       CARRYING
                                               NOTIONAL         FAIR          VALUE           VALUE
   ($ IN THOUSANDS)                             AMOUNT         VALUE          ASSETS      (LIABILITIES)
                                             -----------    -----------    -----------    -------------

   Financial futures contracts              $    32,200    $       107    $       107    $          --
   Interest rate cap agreements                 347,300         (2,845)            --           (2,845)
                                             -----------    -----------    -----------    -------------
   Total interest rate contracts            $   379,500    $    (2,738)   $       107    $      (2,845)
                                             ===========    ===========    ===========    =============

   Foreign currency swap agreements         $     7,500    $      (766)   $        --    $        (766)
                                             ===========    ===========    ===========    =============

   Structured settlement annuity
    reinsurance agreement                   $        --    $    (1,733)   $    (1,733)   $          --
                                             ===========    ===========    ===========    =============

   Guaranteed accumulation benefits (1)     $   256,610    $       210    $        --    $         210
                                             ===========    ===========    ===========    =============

   Guaranteed withdrawal benefits (1)       $    60,591    $       (37)   $        --    $         (37)
                                             ===========    ===========    ===========    =============

   Other embedded derivative financial
    instruments (1)                         $     1,762    $        (3)   $        --    $          (3)
                                             ===========    ===========    ===========    =============

   ----------
   (1) These embedded derivative financial instruments relate to the Company's variable annuity business, which was fully reinsured by Prudential effective June 1, 2006 (see Note 3).

     The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements and obtaining collateral where appropriate. The Company uses master netting agreements for over-the-counter derivative transactions, including interest rate swap, foreign currency swap and interest rate cap agreements. These agreements permit either party to net payments due for transactions covered by the agreements. Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2008, the Company pledged $17.8 million in securities to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Futures contracts are traded on organized exchanges, which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk associated with transactions executed on organized exchanges.

     Credit exposure represents the Company's potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless. This exposure is measured by the fair value of free-standing derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

     The following table summarizes the counterparty credit exposure by counterparty credit rating at December 31, as it relates to interest rate swap, foreign currency swap, and interest rate cap agreements.

($ IN THOUSANDS)                         2008                                                    2007
                  ------------------------------------------------------  --------------------------------------------------------
                   NUMBER
                     OF                                    EXPOSURE,       NUMBER OF                                 EXPOSURE,
                  COUNTER-    NOTIONAL       CREDIT          NET OF        COUNTER-     NOTIONAL      CREDIT           NET OF
 RATING (1)        PARTIES     AMOUNT     EXPOSURE (2)   COLLATERAL (2)     PARTIES      AMOUNT    EXPOSURE (2)    COLLATERAL (2)
------------      ---------  -----------  -------------  ---------------  -----------  ----------  -------------  ----------------
   AA+                  --  $       --   $          --  $            --            1  $    7,100  $          --  $             --
   AA                   --          --              --               --            3     337,200             --                --
   AA-                   2     352,700              --               --            1       3,000             --                --
   A+                    2     126,600              --               --            1       7,500             --                --
   A                     2     262,500           2,478            2,478           --          --             --                --
                  ---------  ----------  -------------   ---------------  -----------  ----------  -------------  ----------------
   Total                 6  $  741,800   $       2,478  $         2,478            6  $  354,800  $          --  $             --
                  =========  ==========   ============   ===============  ===========  ==========  =============  ================

----------
(1)  Rating is the lower of S&P's or Moody's ratings.

(2) Only over-the-counter derivatives with a net positive fair value are included for each counterparty.

NOTES TO FINANCIAL STATEMENTS

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments as of December 31, 2008. The contractual amounts and fair values of off-balance-sheet financial instruments at December 31, 2007 are as follows:

                                                  CONTRACTUAL
                                                     AMOUNT     FAIR VALUE
                                                  -----------   ----------
           ($ IN THOUSANDS)
           Commitments to extend mortgage loans  $     5,750   $       58
           Private placement commitments              10,000           --

     In the preceding table, the contractual amounts represent the amount at risk if the contract is fully drawn upon, the counterparty defaults and the value of any underlying security becomes worthless. Unless noted otherwise, the Company does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

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

8.  RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     At December 31, the reserve for life-contingent contract benefits consists of the following:

($ IN THOUSANDS)                                                  2008             2007
                                                             -------------    -------------
Immediate fixed annuities:
  Structured settlement annuities                           $   1,792,808    $   1,870,663
  Other immediate fixed annuities                                  12,553           10,987
Traditional life insurance                                        140,190          127,994
Other                                                               7,606            7,327
                                                             -------------    -------------
  Total reserve for life-contingent contract benefits       $   1,953,157    $   2,016,971
                                                             =============    =============

NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits:

             PRODUCT                         MORTALITY                  INTEREST RATE               ESTIMATION METHOD
----------------------------    --------------------------------    ---------------------     ---------------------------
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

  Other immediate fixed           1983 group annuity mortality        Interest rate             Present value of expected
  annuities                       table;  Annuity 2000 mortality      assumptions range         future benefits based on
                                  table with internal                 from 2.1% to 11.5%        historical experience
                                  modifications

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

  Other:
     Variable annuity             100% of Annuity 2000 mortality      Interest rate             Projected benefit ratio
     guaranteed minimum           table                               assumptions range         applied to cumulative
     death benefits (1)                                               from 5.3% to 5.9%         assessments

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

     To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability of $155.9 million and $261.9 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2008 and 2007, respectively. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income.

     At December 31, contractholder funds consists of the following:

                                                                        2008             2007
                                                                    -------------    -------------
($ IN THOUSANDS)
Interest-sensitive life insurance                                  $     576,167    $     530,763
Investment contracts:
   Fixed annuities                                                     3,885,089        3,733,197
   Immediate annuities and other                                         625,709          584,501
                                                                    -------------    -------------
     Total contractholder funds                                    $   5,086,965    $   4,848,461
                                                                    =============    =============

NOTES TO FINANCIAL STATEMENTS

     The following table highlights the key contract provisions relating to contractholder funds:

             PRODUCT                         INTEREST RATE                       WITHDRAWAL/SURRENDER CHARGES
------------------------------    --------------------------------    -----------------------------------------------
  Interest-sensitive life           Interest rates credited range       Either a percentage of account balance or
  insurance                         from 2.7% to 5.5%                   dollar amount grading off generally over 20
                                                                        years

  Fixed annuities                   Interest rates credited range       Either a declining or a level percentage
                                    from 1.8% to 11.5% for              charge generally over nine years or less.
                                    immediate annuities and 2.0%        Additionally, approximately 9.2% of fixed
                                    to 5.3% for other fixed             annuities are subject to a market value
                                    annuities                           adjustment for discretionary withdrawals

  Other:
      Guaranteed                    Interest rates used in              Withdrawal and surrender charges are based on
       minimum income,              establishing reserves range         the terms of the related variable annuity
       accumulation and             from 1.8% to 10.3%
       withdrawal
       benefits on
       variable annuities (1)

----------
(1) In 2006, the Company disposed its variable annuity business through reinsurance agreements with Prudential (see Note 3).

     Contractholder funds activity for the years ended December 31 is as follows:

        ($ IN THOUSANDS)                                                     2008               2007
                                                                       --------------     ---------------
        Balance, beginning of year                                    $    4,848,461     $     4,708,428
        Deposits                                                             612,004             537,755
        Interest credited                                                    190,945             179,417
        Benefits                                                            (161,813)           (146,828)
        Surrenders and partial withdrawals                                  (335,521)           (316,399)
        Contract charges                                                     (54,138)            (49,086)
        Net transfers to separate accounts                                       (38)                 (2)
        Other adjustments                                                    (12,935)            (64,824)
                                                                       --------------     ---------------
        Balance, end of year                                          $    5,086,965     $     4,848,461
                                                                       ==============     ===============

     The Company offered various guarantees to variable annuity contractholders. Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds in the Statements of Financial Position. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset (see Note
3).

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts' funds may not meet their stated investment objectives. The account balances of variable annuities contracts' separate accounts with guarantees included $491.7 million and $891.5 million of equity, fixed income and balanced mutual funds and $45.1 million and $50.4 million of money market mutual funds at December 31, 2008 and 2007, respectively.

NOTES TO FINANCIAL STATEMENTS

     The table below presents information regarding the Company's variable annuity contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

                                                                                           DECEMBER 31,
                                                                                  -----------------------------
     ($ IN MILLIONS)                                                                    2008           2007
                                                                                  --------------  -------------
     IN THE EVENT OF DEATH
        Separate account value                                                   $        536.8  $       942.0
        Net amount at risk (1)                                                   $        236.1  $        22.6
        Average attained age of contractholders                                        62 years       67 years

     AT ANNUITIZATION (INCLUDES INCOME BENEFIT GUARANTEES)
       Separate account value                                                    $         36.0  $        35.0
        Net amount at risk (2)                                                   $         21.2  $          --
        Weighted average waiting period until annuitization options available           5 years        6 years

     FOR CUMULATIVE PERIODIC WITHDRAWALS
        Separate account value                                                   $         37.0  $        60.5
        Net amount at risk (3)                                                   $          8.6  $          --

     ACCUMULATION AT SPECIFIED DATES
        Separate account value                                                   $        160.3  $       255.9
        Net amount at risk (4)                                                   $         34.7  $          --
        Weighted average waiting period until guarantee date                            8 years        9 years

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

     Guarantees related to withdrawal and accumulation benefits are considered to be derivative financial instruments; therefore, the liability for these benefits is established based on its fair value.

     As of December 31, 2008, reserves for variable annuity contracts related to death, income, accumulation and withdrawal benefits were $2.0 million, $3.5 million, $24.0 million and $6.0 million, respectively. As of December 31, 2007, reserves for variable annuity contracts related to death, income, accumulation and withdrawal benefits were $2.0 million, $102 thousand, $(210) thousand and $37 thousand, respectively. All of these reserves are ceded to Prudential.

NOTES TO FINANCIAL STATEMENTS

   9.  REINSURANCE

     The Company reinsures certain of its risks to unaffiliated reinsurers and ALIC under yearly renewable term, coinsurance and modified coinsurance. These agreements result in a passing of the agreed-upon percentage of risk to the reinsurer in exchange for negotiated reinsurance premium payments. Mortality risk on policies in excess of $250 thousand per life is ceded to ALIC. As of December 31, 2008 and 2007, 34.9% and 39.8%, respectively, of our face amount of life insurance in force was reinsured to non-affiliates and ALIC.

     In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. The Company had reinsurance recoverables of $335.8 million and $353.9 million at December 31, 2008 and 2007, respectively, due from Prudential related to the disposal of our variable annuity business that was effected through Reinsurance Agreements (see Note 3). In 2008, premiums and contract charges of $16.3 million, contract benefits of $35.5 million, interest credited to contractholder funds of $10.5 million, and operating costs and expenses of $2.5 million were ceded to Prudential pursuant to the Reinsurance Agreements. In 2007, premiums and contract charges of $21.2 million, contract benefits of $2.9 million, interest credited to contractholder funds of $13.5 million, and operating costs and expenses of $4.8 million were ceded to Prudential pursuant to the Reinsurance Agreements. In 2006, premiums and contract charges of $11.6 million, contract benefits of $1.6 million, interest credited to contractholder funds of $9.7 million, and operating costs and expenses of $4.8 million were ceded to Prudential pursuant to the Reinsurance Agreements. In addition, as of December 31, 2008 and 2007, the Company had reinsurance recoverables of $690 thousand and $950 thousand, respectively, due from a subsidiary of Citigroup (Triton Insurance Company) in connection with the disposition of the direct response distribution business in 2003.

     The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ IN THOUSANDS)                                                      2008          2007           2006
                                                                  -------------  ------------  -------------
PREMIUMS AND CONTRACT CHARGES
Direct                                                           $    156,187   $   169,559   $    179,504
Assumed - non-affiliate                                                 1,164         1,273          1,367
Ceded
  Affiliate                                                            (4,470)       (3,982)        (4,614)
  Non-affiliate                                                       (32,525)      (38,196)       (28,518)
                                                                  -------------  ------------  -------------
    Premiums and contract charges, net of reinsurance            $    120,356   $   128,654   $    147,739
                                                                  =============  ============  =============

     The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ IN THOUSANDS)                                                      2008           2007           2006
                                                                  -------------  ------------   ------------
CONTRACT BENEFITS
Direct                                                           $    223,859   $    197,929   $   205,834
Assumed - non-affiliate                                                   640            787           757
Ceded
  Affiliate (1)                                                         7,022         (3,830)       (1,427)
  Non-affiliate                                                        (47,329)      (13,083)      (14,658)
                                                                  -------------  ------------   ------------
    Contract benefits, net of reinsurance                        $    184,192   $    181,803   $   190,506
                                                                  =============  ============   ============

----------
(1) The Company recorded additional expenses for contract benefits in 2008 relating to a rescission of reinsurance coverage for certain traditional and interest-sensitive life insurance policies provided in accordance with an agreement between the Company and ALIC. These contract benefits are reflected as a component of contract benefits ceded to affiliate for 2008 and totaled $7.1 million. See Note 5 for further details.

NOTES TO FINANCIAL STATEMENTS

     The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ IN THOUSANDS)                                                      2008          2007           2006
                                                                  -------------  ------------  -------------
INTEREST CREDITED TO CONTRACTHOLDER FUNDS
Direct                                                           $    201,661   $    190,882   $   176,799
Assumed - non-affiliate                                                    32             33            70
Ceded
  Affiliate                                                                --             --            --
  Non-affiliate                                                       (10,485)       (13,508)       (9,698)
                                                                  -------------  ------------  -------------
    Interest credited to contractholder funds, net of
       reinsurance                                               $    191,208   $    177,407   $   167,171
                                                                  =============  ============  =============

     In addition to amounts included in the table above are reinsurance premium ceded to ALIC of $3.3 million, $3.2 million and $3.0 million during 2008, 2007 and 2006, respectively, under the terms of the structured settlement annuity reinsurance agreement (see Note 5).

10.  DEFERRED POLICY ACQUISITION AND SALES INDUCEMENT COSTS

     Deferred policy acquisitions costs for the years ended December 31 are as follows:

                                                                     2008           2007           2006
                                                                 -------------  -------------  -------------
       ($ IN THOUSANDS)
       Balance, beginning of year                               $     278,664   $    278,625   $    318,551
       Impact of adoption of SOP 05-1 (1)                                  --         (1,577)            --
       Disposition of operation (2)                                        --             --        (79,670)
       Acquisition costs deferred                                      51,390         47,575         62,937
       Amortization charged to income                                 (17,778)       (53,445)       (31,672)
       Effect of unrealized gains and losses                          225,972          7,486          8,479
                                                                 -------------  -------------  -------------
       Balance, end of year                                     $     538,248   $    278,664   $    278,625
                                                                 =============  =============  =============

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

     Net accretion (amortization) of DAC related to realized capital gains and losses was $32.8 million, $(196) thousand and $14.1 million in 2008, 2007 and 2006, respectively.
      As disclosed in Note 3, DAC and DSI balances were reduced during 2006 related to the disposal through reinsurance agreements of all of the variable annuity business.
     DSI activity, which primarily relates to fixed annuities, for the years ended December 31 was as follows:

       ($ IN THOUSANDS)                                              2008           2007           2006
                                                                 -------------  -------------  -------------
       Balance, beginning of year                               $      27,991   $     24,731   $     18,527
       Impact of adoption of SOP 05-1 (1)                                  --           (243)           --
       Disposition of operation (2)                                        --             --         (6,162)
       Sales inducements deferred                                       7,579          8,511         15,740
       Amortization charged to income                                  (7,843)        (6,500)        (4,417)
       Effect of unrealized gains and losses                           19,592          1,492          1,043
                                                                 -------------  -------------  -------------
       Balance, end of year                                     $      47,319   $     27,991   $     24,731
                                                                 =============  =============  =============

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

NOTES TO FINANCIAL STATEMENTS

11.  COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

GUARANTY FUNDS

     Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company's policy is to accrue a guaranty fund assessment when the entity for which the insolvency relates has been declared financially insolvent by a court of competent jurisdiction and, in certain states, there is also a final order of liquidation and the amount of loss is reasonably estimable. As of December 31, 2008 and 2007, the liability balance included in other liabilities and accrued expenses was $806 thousand and $1.0 million, respectively. The related premium tax offsets included in other assets were $752 thousand and $998 thousand as of December 31, 2008 and 2007, respectively.

     The New York Liquidation Bureau (the "Bureau") has publicly reported that Executive Life Insurance Company of New York ("Executive Life") is currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan and may only be able to meet future obligations of its annuity contracts for the next fifteen years. However, Executive Life does not have a liquidity problem at this time, and an order of liquidation has not been sought by the Bureau. The shortfall was estimated by the Bureau to be $1.27 billion at October 29, 2008.

     If Executive Life were to be declared insolvent in the future, the Company may have exposure to future guaranty fund assessments. The Company's exposure will ultimately depend on the level of guaranty fund system participation, as well as the viability of a plan of the Bureau to obtain voluntary contributions, primarily from the original insurance companies that acquired structured settlement annuity contracts from Executive Life. Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes. The Company's New York market share was approximately 4.1% in 2007 based on industry annuity premium.

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

      The aggregate liability balance related to all guarantees was not material as of December 31, 2008.

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

NOTES TO FINANCIAL STATEMENTS

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

     - In the lawsuits, plaintiffs seek a variety of remedies including equitable relief in the form of injunctive and other remedies and monetary relief in the form of contractual and extra-contractual damages. In some cases, the monetary damages sought include punitive damages. Often specific information about the relief sought, such as the amount of damages, is not available because plaintiffs have not requested specific relief in their pleadings. In the Company's experience, when specific monetary demands are made in pleadings, they bear little relation to the ultimate loss, if any, to the Company.

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

NOTES TO FINANCIAL STATEMENTS

     - The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the "EEOC II" suit). In EEOC II, in 2006, the court granted partial summary judgment to the EEOC. Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy. AIC's interlocutory appeal from the partial summary judgment was granted. In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC's favor. In September 2008, the Court of Appeals granted AIC's petition for rehearing EN BANC and vacated its earlier decision affirming the trial court's grant of summary judgment in favor of the EEOC. The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

     - AIC is also defending a certified class action filed by former employee agents who terminated their employment prior to the agency program reorganization. Plaintiffs allege that they were constructively discharged so that AIC could avoid paying ERISA and other benefits offered under the reorganization. They claim that the constructive discharge resulted from the implementation of agency standards, including mandatory office hours and a requirement to have licensed staff available during business hours. The court approved the form of class notice which was sent to approximately 1,800 potential class members in November 2007. Fifteen individuals opted out. AIC's motions for judgment on the pleadings were partially granted. In May 2008, the Court granted summary judgment in AIC's favor on all class claims. Plaintiffs moved for reconsideration and in the alternative to decertify the class. AIC opposed this motion and filed a motion for summary judgment with respect to the remaining non-class claim. In August 2008, the court denied plaintiffs' motion to reconsider and to decertify the class. In February 2009, plaintiffs moved to dismiss the sole remaining claim with prejudice which the court promptly granted ending this litigation in the trial court.

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

     The Internal Revenue Service ("IRS") is currently examining the Allstate Group's 2005 and 2006 federal income tax returns. The statute of limitations has expired on years prior to 2005. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.

     The Company had no liability for unrecognized tax benefits at December 31, 2008 or 2007, or January 1, 2007, and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months. No amounts have been accrued for interest or penalties.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

          ($ IN THOUSANDS)                                          2008             2007
                                                                --------------   --------------
          DEFERRED ASSETS
          Life and annuity reserves                            $       54,957    $      65,519
          Unrealized net capital losses                                58,646               --
          Difference in tax bases of investments                       19,226               --
          Other assets                                                  1,065            2,564
                                                                --------------   --------------

                Total deferred assets                                 133,894           68,083
                                                                --------------   --------------

          DEFERRED LIABILITIES
          DAC                                                         (67,126)         (56,351)
          Unrealized net capital gains                                     --          (35,101)
          Difference in tax bases of investments                           --          (14,993)
          Other liabilities                                            (1,371)          (1,375)
                                                                --------------   --------------

                Total deferred liabilities                            (68,497)        (107,820)
                                                                --------------   --------------

                Net deferred asset  (liability)                $       65,397    $     (39,737)
                                                                ==============   ==============

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.
     The components of income tax expense for the years ended December 31 are as follows:

          ($ IN THOUSANDS)                                         2008          2007          2006
                                                               -----------   ------------   ------------
          Current                                             $   16,537    $    23,448    $     16,949
          Deferred                                               (12,532)          (646)            806
                                                               -----------   ------------   ------------
               Total income tax expense                       $    4,005    $    22,802    $     17,755
                                                               ===========   ============   ============

     The Company paid income taxes of $3.6 million, $22.7 million and $23.2 million in 2008, 2007 and 2006, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                          2008             2007            2006
                                                     --------------   -------------   -------------
Statutory federal income tax rate                              35.0 %          35.0 %          35.0 %
State income tax expense                                       13.1             2.1             2.7
Dividends received deduction                                   (6.0)           (1.3)           (1.6)
Tax credits                                                    (4.6)           (0.1)           (0.1)
Adjustment for prior year tax liabilities                      (3.4)           (0.5)           (1.9)
Other                                                           0.2              --              --
                                                     --------------   -------------   -------------
Effective income tax rate                                      34.3 %          35.2 %          34.1 %
                                                     ==============   =============   =============

NOTES TO FINANCIAL STATEMENTS

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

     Statutory net (loss) income for 2008, 2007 and 2006 was $(18.9) million, $38.2 million and $33.4 million, respectively. Statutory capital and surplus was $410.5 million and $462.4 million as of December 31, 2008 and 2007, respectively.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. During 2009, the Company cannot pay dividends without prior approval of the New York State Insurance Department. In the twelve-month period beginning January 1, 2008, the Company did not pay any dividends.

14.  BENEFIT PLANS

PENSION AND OTHER POSTRETIREMENT PLANS

     The Company utilizes the services of AIC employees. AIC provides various benefits, described in the following paragraphs, to its employees. The Company is allocated an appropriate share of the costs associated with these benefits in accordance with a service and expense agreement.

     Defined pension plans, sponsored by AIC, cover most full-time employees and certain part-time employees. Benefits under the pension plans are based upon the employee's length of service and eligible annual compensation. The Company uses the accrual method for its defined benefit plans in accordance with accepted actuarial methods. AIC's funding policy for the pension plans is to make annual contributions at a minimum level that is at least in accordance with regulations under the Internal Revenue Code and in accordance with generally accepted actuarial principles. The allocated cost to the Company included in net income for the pension plans in 2008, 2007 and 2006 was $1.8 million, $2.3 million and $3.8 million, respectively.

     AIC also provides certain health care and life insurance subsidies for employees hired before January 1, 2003 when they retire ("postretirement benefits"). Qualified employees may become eligible for these benefits if they retire in accordance with AIC's established retirement policy and are continuously insured under AIC's group plans or other approved plans in accordance with the plan's participation requirements. AIC shares the cost of the retiree medical benefits with retirees based on years of service, with AIC's share being subject to a 5% limit on annual medical cost inflation after retirement. AIC has the right to modify or terminate these plans. The allocated cost to the Company included in net income was $339 thousand, $566 thousand and $551 thousand for postretirement benefits other than pension plans in 2008, 2007 and 2006, respectively.

ALLSTATE 401(k) SAVINGS PLAN

     Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan. The Corporation's contributions are based on the Corporation's matching obligation and certain performance measures. The Company's allocation of profit sharing expense from the Corporation was $667 thousand, $1.5 million and $1.5 million in 2008, 2007 and 2006, respectively.

NOTES TO FINANCIAL STATEMENTS

15.  OTHER COMPREHENSIVE LOSS

     The components of other comprehensive loss on a pre-tax and after-tax basis for the years ended December 31 are as follows:

                                                                                2008
                                                            -------------------------------------------
                                                                                              After-
          ($ IN THOUSANDS)                                      Pre-tax          Tax           tax
                                                            -------------  -------------  -------------
           Unrealized holding losses arising during the
             period, net of related offsets               $    (323,776)  $     113,321  $    (210,455)
           Less: reclassification adjustment of related
                 capital gains and losses                       (55,927)         19,574        (36,353)
                                                            -------------  -------------  -------------
           Unrealized net capital gains and losses             (267,849)         93,747       (174,102)
                                                            -------------  -------------  -------------
           Other comprehensive loss
                                                          $    (267,849)  $      93,747  $    (174,102)
                                                            =============  =============  =============

                                                                                2007
                                                            -------------------------------------------
                                                                                              After-
                                                              Pre-tax          Tax              tax
                                                            -------------  -------------  -------------
           Unrealized holding losses arising during the
             period, net of related offsets               $     (15,895)  $       5,563  $     (10,332)
           Less: reclassification adjustment of related
                 capital gains and losses                         3,874          (1,356)        2,518
                                                            -------------  -------------  -------------
           Unrealized net capital gains and losses              (19,769)          6,919        (12,850)
                                                            -------------  -------------  -------------
           Other comprehensive loss
                                                          $     (19,769)  $       6,919  $     (12,850)
                                                            =============  =============  =============

                                                                                2006
                                                            -------------------------------------------
                                                                                              After-
                                                              Pre-tax          Tax              tax
                                                            -------------  -------------  -------------
           Unrealized holding losses arising during the
             period, net of related offsets               $    (102,314)  $      35,810  $     (66,504)
           Less: reclassification adjustment of realized
                 capital gains and losses                       (23,960)          8,386        (15,574)
                                                            -------------  -------------  -------------
           Unrealized net capital gains and losses              (78,354)         27,424        (50,930)
                                                            -------------  -------------  -------------
           Other comprehensive loss
                                                          $     (78,354)  $      27,424  $     (50,930)
                                                            =============  =============  =============

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

We have audited the accompanying Statements of Financial Position of Allstate Life Insurance Company of New York (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2008 and 2007 and the related Statements of Operations and Comprehensive Income, Shareholder's Equity, and Cash Flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company of New York as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007.


/s/ Deloitte & Touche LLP

Chicago, Illinois
March 17, 2009

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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1), (2), (3) AND (4) DISCLOSURE OF FEES -

     The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2008 and 2007.

                                                  2008            2007
                                              -----------     ------------
                Audit fees (a)              $    379,952    $     370,754
                Audit related fees (b)            26,650            5,665
                Other fees (c)                         -           15,290
                                              -----------     ------------
                TOTAL FEES                  $    406,602    $     391,709  (d)
                                              -----------     ------------

     (a) Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents and review of documents filed with the Securities and Exchange Commission.

     (b) Audit related fees relate to professional services such as accounting consultations relating to new accounting standards, and investment related research and are set forth below.

                                                       2008           2007
                                                   ------------   ------------
            Adoption of new accounting standards  $     14,960   $      5,665
            Investment related research                  7,077              -
            Other                                        4,613              -
                                                   ------------   ------------
            TOTAL AUDIT RELATED FEES              $     26,650   $      5,665
                                                    ------------   ------------

     (c) Other fees relate to coordination of work for departments of insurance exams.

     (d) Total fees for 2007 have been adjusted to add an additional $27,944 of fees and to reclassify certain fees to conform to the current year presentation. The $27,944 is primarily comprised of audit fees not charged until 2008.

(5)(I) AND (II) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including Allstate Life Insurance Company of New York. Those policies and procedures are incorporated into this Item 14 (5) by reference to
Exhibit 99 - The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant's Services (the "Pre-Approval Policy"). In addition, the Board of Directors of Allstate Life Insurance Company of New York has adopted the Pre-Approval Policy, as it may be amended from time to time by the Audit Committee or the Board of Directors of the Corporation, as its own policy. However, provided that the Designated Member referred to in such policy need not be independent because the New York Stock Exchange corporate governance standards do not apply to Allstate Life Insurance Company of New York and references to the "audit committee" mean Allstate Life Insurance Company of New York's Audit Committee. All of the services provided by Deloitte & Touche LLP to Allstate Life Insurance Company of New York in 2007 and 2008 were approved by The Allstate Corporation and the Allstate Life Insurance Company Audit Committees.

PART IV

ITEM 15. (A)(1) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


     The following financial statements, notes thereto and related information of Allstate Life Insurance Company of New York are included in Item 8.

Statements of Operations and Comprehensive Income
Statements of Financial Position
Statements of Shareholder's Equity
Statements of Cash Flows
Notes to Financial Statements
Report of Independent Registered Public Accounting Firm

     ITEM 15. (A)(2)

     The following additional financial statement schedules and independent auditors' report are furnished herewith pursuant to the requirements of Form 10-K.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK                                      PAGE
                                                                                 ----
Schedules required to be filed under provisions of Regulation S-X Article 7:

Schedule I-Summary of Investments - Other Than Investments in Related Parties    S-1
Schedule IV-Reinsurance                                                          S-2
Schedule V-Valuation Allowances and Qualifying Accounts                          S-3

     All other schedules have been omitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

     ITEM 15. (A) (3)

     The following is a list of the exhibits filed as part of this Form 10-K. The SEC file Number for the exhibits incorporated by reference is 333-100029 except as otherwise noted.

         EXHIBIT NO.                                       DOCUMENT DESCRIPTION
         -----------                                       --------------------
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

                10.1  Form of Amended and Restated Service and Expense Agreement between Allstate Insurance
                      Company, The Allstate Corporation and certain affiliates effective January 1, 2004.
                      Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's
                      Annual Report on Form 10-K for 2007. (SEC File No.000-31248)

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

                10.4  Form of Tax Sharing Agreement among The Allstate Corporation and certain affiliates dated as of November 12, 1996. Incorporated herein by reference to Exhibit 10.24 to
                      Allstate Life Insurance Company's Annual Report Form 10-K for 2007. (SEC File
                      No.000-31248)

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

               10.14  Cash Management Services Master Agreement between Allstate Insurance Company and
                      Allstate Bank (f/k/a Allstate Federal Savings Bank) dated March 16, 1999. Incorporated herein by reference to Exhibit 10.32 to Allstate Life Insurance Company's Form 10
                      filed on April 24, 2002. (SEC File No. 000-31248)

               10.15  Amendment No. 1 effective January 5, 2001 to Cash Management Services Master Agreement
                      between Allstate Insurance Company and Allstate Bank dated March 16, 1999.
                      Incorporated herein by reference to Exhibit 10.33 to Allstate Life Insurance Company's
                      Form 10 filed on April 24, 2002. (SEC File No. 000-31248)

               10.16  Amendment No. 2 entered into November 8, 2002 to the Cash Management Services Master
                      Agreement between Allstate Insurance Company, Allstate Bank and Allstate Motor Club,
                      Inc. dated March 16, 1999.  Incorporated herein by reference to Exhibit 10.19 to
                      Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File
                      No. 000-31248)

               10.17  Premium Depository Service Supplement dated as of September 30, 2005 to Cash
                      Management Services Master Agreement between Allstate Insurance Company, Allstate
                      Bank, Allstate Motor Club, Inc. and certain other parties.  Incorporated herein by reference to Exhibit 10.20 to Allstate Life Insurance Company's Annual Report on Form
                      10-K filed for 2007. (SEC File No. 000-31248)

               10.18  Variable Annuity Service Supplement dated November 10, 2005 to Cash Management
                      Services Agreement between Allstate Bank, Allstate Life Insurance Company of New York
                      and certain other parties.  Incorporated herein by reference to Exhibit 10.21 to
                      Allstate Life Insurance Company's Annual Report on Form 10-K filed for 2007. (SEC File
                      No. 000-31248)

               10.19  Sweep Agreement Service Supplement dated as of October 11, 2006 to Cash Management
                      Services Master Agreement between Allstate Life Insurance Company, Allstate Bank,
                      Allstate Motor Club, Inc. and certain other companies.  Incorporated herein by reference to Exhibit 10.22 to Allstate Life Insurance Company's Annual Report on Form
                      10-K filed for 2007. (SEC File No. 000-31248)

               10.20  Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance
                      Company and certain affiliates effective January 1, 2007.  Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company of New York's Current
                      Report on Form 8-K filed February 21, 2008.

               10.21  Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance
                      Company, Lincoln Benefit Life Company and other certain subsidiaries of The Allstate
                      Corporation dated February 1, 1996.  Incorporated herein by reference to Exhibit 10.24 of Allstate Life Insurance Company's Annual Report on Form 10-K for 2006. (SEC File
                      No. 000-31248)

               10.22  Administrative Agreement between Allstate Life Insurance Company, ALFS, Inc., and
                      Allstate Life Insurance Company of New York effective June 1, 1993.

               10.23  Administrative Services Agreement between Allstate Life Insurance Company of New York and ALFS, Inc. effective January 1, 2002.

                  23  Consent of Independent Registered Public Accounting Firm

                31.1  Rule 15d-14(a) Certification of Principal Executive Officer

                31.2  Rule 15d-14(a) Certification of Principal Financial Officer

                  32  Section 1350 Certifications

                  99  The Allstate Corporation Policy Regarding Pre-Approval of Independent
                      Registered Public Accountant's Services effective February 23, 2009.
                      Incorporated herein by reference to Exhibit 99 to Allstate Life
                      Insurance Company's Annual Report on Form 10-K for 2008. (SEC File No.
                      000-31248)

ITEM 15. (B)

The exhibits are listed in Item 15. (a)(3) above.

ITEM 15. (C)

The financial statement schedules are listed in Item 15. (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                                 (Registrant)


     March 18, 2009                  /S/ SAMUEL H. PILCH
                                     -------------------
                                     By:  Samuel H. Pilch
                                     (Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                             DATE
---------                    -----                             ----
/S/ FREDERICK F. CRIPE       Chairman, President,              March 18, 2009
----------------------       Chief Executive Officer and a
Frederick F. Cripe           Director
                             (Principal Executive Officer)

/S/ JOHN C. PINTOZZI         Vice President, Chief Financial   March 18, 2009
--------------------         Officer and a Director
John C. Pintozzi             (Principal Financial Officer)

/S/ MARCIA D. ALAZRAKI       Director                          March 18, 2009
----------------------
Marcia D. Alazraki

/S/ MICHAEL B. BOYLE         Director                          March 18, 2009
--------------------
Michael B. Boyle

/S/ ROBERT J. HOLDEN         Director                          March 18, 2009
--------------------
Robert J. Holden

/S/ CLEVELAND JOHNSON, JR.   Director                          March 18, 2009
--------------------------
Cleveland Johnson, Jr.

/S/ SUSAN L. LEES            Director                          March 18, 2009
-----------------
Susan L. Lees

/S/ JOHN C. LOUNDS           Director                          March 18, 2009
-------------------
John C. Lounds

/S/ KENNETH R. O'BRIEN       Director                          March 18, 2009
----------------------
Kenneth R. O'Brien

/S/ JOHN R. RABEN, JR.       Director                          March 18, 2009
----------------------
John R. Raben, Jr.

                             Director                          March 18, 2009
-----------------------
Phyllis Hill Slater

/S/ KEVIN R. SLAWIN          Director                          March 18, 2009
-------------------
Kevin R. Slawin

/S/ J. ERIC SMITH            Director                          March 18, 2009
-----------------
J. Eric Smith

/S/ DOUGLAS B. WELCH         Director                          March 18, 2009
--------------------
Douglas B. Welch

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

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
          SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                DECEMBER 31, 2008

                                                                                                    AMOUNTS AT
                                                                         COST/                      WHICH SHOWN
                                                                       AMORTIZED                     ON BALANCE
($ IN THOUSANDS)                                                         COST        FAIR VALUE        SHEET
                                                                      -----------    -----------    -----------
TYPE OF INVESTMENT
Fixed Maturities:
   Bonds:
     United States government, government agencies and authorities   $   676,655    $   917,731    $   917,731
     States, municipalities and political subdivisions                   462,664        385,381        385,381
     Foreign governments                                                 262,307        371,542        371,542
     Public utilities                                                    624,016        596,152        596,152
     All other corporate bonds                                         2,534,572      2,290,985      2,290,985
   Commercial mortgage-backed securities                                 721,707        468,868        468,868
   Mortgage-backed securities                                            398,178        396,177        396,177
   Asset-backed securities                                                87,062         64,070         64,070
   Redeemable preferred stocks                                             9,290          5,459          5,459
                                                                      -----------    -----------    -----------
     Total fixed maturities                                            5,776,451    $ 5,496,365      5,496,365
                                                                      -----------    ===========    -----------

Mortgage loans on real estate                                            700,268    $   629,394        700,268
                                                                                     ===========
Policy loans                                                              39,672                        39,672

Short-term investments                                                   409,737    $   409,802        409,802
                                                                                     ===========
Derivative instruments                                                       729    $     2,478          2,478
                                                                      -----------    ===========    -----------
     Total investments                                               $ 6,926,857                   $ 6,648,585
                                                                      ===========                   ===========

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
                            SCHEDULE IV--REINSURANCE

                                                                                                  PERCENTAGE
                                                                                                  OF AMOUNT
($ IN THOUSANDS)                     GROSS                                            NET          ASSUMED
YEAR ENDED DECEMBER 31, 2008         AMOUNT        CEDED (1)        ASSUMED         AMOUNT         TO NET
                                  ------------    -----------     -----------    ------------    ------------
Life insurance in force          $ 32,704,176    $ 11,655,410    $    737,572    $ 21,786,338       3.4%
                                  ============    ============    ============    ============

Premiums and contract charges:
    Life and annuities           $    145,521    $     34,529    $      1,164    $    112,156       1.0%
    Accident and health                10,666           2,466               -           8,200         -
                                  ------------    ------------    ------------    ------------
                                 $    156,187    $     36,995    $      1,164    $    120,356       1.0%
                                  ============    ============    ============    ============

YEAR ENDED DECEMBER 31, 2007

Life insurance in force          $ 30,804,623    $ 12,578,676    $    772,742    $ 18,998,689       4.1%
                                  ============    ============    ============    ============
Premiums and contract charges:
    Life and annuities           $    159,811    $     39,066    $      1,273    $    122,018       1.0%
    Accident and health                 9,748           3,112               -           6,636         -
                                  ------------    ------------    ------------    ------------
                                 $    169,559    $     42,178    $      1,273    $    128,654       1.0%
                                  ============    ============    ============    ============

YEAR ENDED DECEMBER 31, 2006

Life insurance in force          $ 28,410,800    $ 11,524,333    $    810,202    $ 17,696,669       4.6%
                                  ============    ============    ============    ============

Premiums and contract charges:
    Life and annuities           $    170,625    $     29,392    $      1,367    $    142,600       1.0%
    Accident and health                 8,878           3,739               -           5,139         -
                                  ------------    ------------    ------------    ------------
                                 $    179,503    $     33,131    $      1,367    $    147,739       0.9%
                                  ============    ============    ============    ============

----------
(1) No reinsurance or coinsurance income was netted against premium ceded in 2008, 2007 or 2006.

                   ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK
            SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

                                                   BALANCE AT   CHARGED TO                BALANCE AT
                                                    BEGINNING    COSTS AND                  END OF
($ IN THOUSANDS)                                    OF PERIOD    EXPENSES    DEDUCTIONS     PERIOD
                                                   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2008
Allowance for estimated losses on mortgage loans      $ --        $ 449         $ --        $ 449

YEAR ENDED DECEMBER 31, 2007
Allowance for estimated losses on mortgage loans      $ --        $  --         $ --        $  --

YEAR ENDED DECEMBER 31, 2006
Allowance for estimated losses on mortgage loans      $ --        $  --         $ --        $  --