Form 10-Q
period 2009-03-31
ALLSTATE LIFE INSURANCE CO OF NEW YORK
filed 2009-05-12
CIK 839759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 12, 2009, the registrant had 100,000 common shares, $25 par value, outstanding, all of which are held by Allstate Life Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
($ in thousands)	2009	2008
	(unaudited)
Revenues
Premiums	$11,464	$10,011
Contract charges	13,726	14,671
Net investment income	93,678	99,746
Realized capital gains and losses	99,218	1,721
	218,086	126,149

Costs and expenses
Contract benefits	37,779	38,805
Interest credited to contractholder funds	56,834	43,301
Amortization of deferred policy acquisition costs	72,667	1,451
Operating costs and expenses	12,789	9,022
	180,069	92,579

Loss on disposition of operations	—	(268)

Income from operations before income tax expense	38,017	33,302

Income tax expense	13,348	11,725

Net income	$24,669	$21,577

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
($ in thousands, except par value data)	2009	2008
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $5,478,083 and $5,776,451)	$5,031,358	$5,496,365
Mortgage loans	670,446	700,268
Equity securities, at fair value (cost $80)	72	—
Short-term, at fair value (amortized cost $900,839 and $409,737)	900,839	409,802
Policy loans	40,019	39,672
Other	2,341	2,478
Total investments	6,645,075	6,648,585

Cash	55,319	4,965
Deferred policy acquisition costs	548,518	538,248
Reinsurance recoverables	369,854	367,957
Accrued investment income	59,946	61,581
Deferred income taxes	54,109	65,397
Other assets	68,640	64,440
Separate Accounts	479,091	533,760
Total assets	$8,280,552	$8,284,933

Liabilities
Contractholder funds	$5,101,455	$5,086,965
Reserve for life-contingent contract benefits	1,806,535	1,953,157
Current income taxes payable	40,767	12,769
Other liabilities and accrued expenses	249,262	172,286
Payable to affiliates, net	7,315	8,457
Reinsurance payable to parent	4,931	971
Separate Accounts	479,091	533,760
Total liabilities	7,689,356	7,768,365
Commitments and Contingent Liabilities (Note 6)

Shareholder’s equity
Common stock, $25 par value, 100 thousand shares authorized and outstanding	2,500	2,500
Additional capital paid-in	140,000	140,000
Retained income	507,651	482,982
Accumulated other comprehensive loss:
Unrealized net capital gains and losses	(58,955)	(108,914)
Total accumulated other comprehensive loss	(58,955)	(108,914)
Total shareholder’s equity	591,196	516,568
Total liabilities and shareholder’s equity	$8,280,552	$8,284,933

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
($ in thousands)	2009	2008
	(unaudited)
Cash flows from operating activities
Net income	$24,669	$21,577
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(17,232)	(18,706)
Realized capital gains and losses	(99,218)	(1,721)
Loss on disposition of operations	—	268
Interest credited to contractholder funds	56,834	43,301
Changes in:
Life-contingent contract benefits and contractholder funds	(5,699)	(3,413)
Deferred policy acquisition costs	63,750	(9,648)
Income taxes	12,385	10,764
Other operating assets and liabilities	3,176	1,624
Net cash provided by operating activities	38,665	44,046

Cash flows from investing activities
Proceeds from sales of fixed income securities	601,507	132,449
Investment collections
Fixed income securities	96,898	41,885
Mortgage loans	28,614	20,253
Investment purchases
Fixed income securities	(252,394)	(129,725)
Mortgage loans	—	(5,750)
Change in short-term investments, net	(456,381)	(113,731)
Change in other investments, net	(521)	1,345
Net cash provided by (used in) investing activities	17,723	(53,274)

Cash flows from financing activities
Contractholder fund deposits	110,535	133,749
Contractholder fund withdrawals	(116,569)	(124,825)
Net cash (used in) provided by financing activities	(6,034)	8,924

Net increase (decrease) in cash	50,354	(304)
Cash at beginning of period	4,965	7,356
Cash at end of period	$55,319	$7,052

See notes to condensed financial statements.

ALLSTATE LIFE INSURANCE COMPANY OF NEW YORK

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.   General

Basis of presentation

The accompanying condensed financial statements include the accounts of Allstate Life Insurance Company of New York (the “Company”), a wholly owned subsidiary of Allstate Life Insurance Company (“ALIC”), which is wholly owned by Allstate Insurance Company (“AIC”).  All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed financial statements and notes as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

To conform to the 2009 presentation, certain amounts in the prior year condensed financial statements and notes have been reclassified.

Premiums and Contract Charges

The following table summarizes premiums and contract charges by product.

	Three months ended
($ in thousands)	March 31,
	2009	2008
Premiums
Traditional life insurance (1)	$5,590	$5,933
Immediate annuities with life contingencies	3,588	2,150
Accident and health	2,286	1,928
Total premiums	11,464	10,011

Contract charges
Interest-sensitive life insurance (1)	12,498	12,902
Fixed annuities	1,228	1,769
Total contract charges	13,726	14,671
Total premiums and contract charges	$25,190	$24,682

(1)          To conform to the current period presentation, certain amounts in the prior period have been reclassified.

Adopted accounting standards

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which redefines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the nature of the inputs to the valuation of an asset or liability.  SFAS No. 157 applies where other accounting pronouncements require or permit fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits the deferral of the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities recognized or disclosed at fair value on a recurring or non-recurring basis as of January 1, 2008.

Consistent with the provisions of FSP FAS 157-2, the Company adopted SFAS No. 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active.  The Company adopted the provisions of FSP FAS 157-3 as of September 30, 2008.  The adoption of SFAS No. 157 and FSP FAS 157-3 did not have a material effect on the Company’s results of operations or financial position (see Note 3).

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS No. 161”)

In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivatives currently accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  The new disclosures are designed to enhance the understanding of how and why an entity uses derivative instruments and how derivative instruments affect an entity’s financial position, results of operations, and cash flows.  The standard requires, on a quarterly basis, quantitative disclosures about the potential cash outflows associated with the triggering of credit-risk-contingent features, if any; tabular disclosures about the classification and fair value amounts of derivative instruments reported in the statement of financial position; disclosure of the location and amount of gains and losses on derivative instruments reported in the statement of operations; and qualitative information about how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect the entity’s financial statements.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008, and is to be applied on a prospective basis only.  SFAS No. 161 affects disclosures and therefore implementation had no impact on the Company’s results of operations or financial position (see Note 4).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”)

In February 2007, the FASB issued SFAS No. 159 which provides reporting entities, on an ongoing basis, an option to report selected financial assets, including investment securities, and financial liabilities, including most insurance contracts, at fair value through earnings.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement alternatives for similar types of financial assets and liabilities.  The standard also requires additional information to aid financial statement users’ understanding of the impacts of a reporting entity’s decision to use fair value on its earnings and requires entities to display, on the face of the statement of financial position, the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value.  SFAS No. 159 was effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007.  The Company did not apply the fair value option to any existing financial assets or liabilities as of January 1, 2008 and did not elect to apply the option prospectively to any financial assets or liabilities acquired subsequent to the effective date.  Consequently, the adoption of SFAS No. 159 had no impact on the Company’s results of operations or financial position.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”)

In April 2007, the FASB issued FSP FIN 39-1, which amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”.  FSP FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” and requires a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in the statement of financial position.  FSP FIN 39-1 was effective for fiscal years beginning after November 15, 2007, with early adoption permitted.  The adoption of FSP FIN 39-1 did not have a material impact on the Company’s results of operations or financial position.

FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”)

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), to both enhance and synchronize the disclosure requirements of the two statements with respect to the potential for adverse effects of changes in credit risk on the financial statements of the sellers of credit derivatives and certain guarantees.  SFAS No. 133 was amended to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  FIN 45 was amended to require an additional disclosure about the current status of the payment/performance risk of a guarantee.  The FSP clarifies the FASB’s intent that the disclosures required by SFAS No. 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The provisions of this FASB staff position that amend SFAS No. 133 and FIN 45 are effective for reporting periods ending after November 15, 2008, and the provisions that clarify the effective date of SFAS No. 161 are effective upon the adoption of that statement; therefore, the disclosure requirements, which have no impact to the Company’s results of operations or financial position, were adopted at December 31, 2008.

FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”)

In January 2009, the FASB issued FSP EITF 99-20-1, which amends FASB Emerging Issues Task Force (“EITF”) No. 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor or in Securitized Financial Assets,” (“EITF 99-20”), to align the impairment guidance in EITF No. 99-20 with the impairment guidance and related implementation guidance in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.  The provisions of this FASB staff position are effective for reporting periods ending after December 15, 2008.  The adoption of FSP EITF 99-20-1 did not have a material effect on the results of operations or financial position of the Company.

Pending accounting standards

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which amends SFAS No. 115 and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”, to provide recognition guidance for debt securities classified as available-for-sale and held-to-maturity and subject to other-than-temporary impairment (“OTTI”) guidance.  If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI.  FSP FAS 115-2 and FAS 124-2 defines the situations under which an OTTI should be considered to have occurred.  When an entity intends to sell the security or more likely than not it will be required to sell the security before recovery of its amortized cost basis, an OTTI is recognized in earnings.  When the entity does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security, the entity must consider a number of factors and use its best estimate of the present value of cash flows expected to be collected from the debt security in order to determine whether a credit loss exists, and the period over which the debt security is expected to recover.  The amount of total OTTI related to the credit loss shall be recognized in earnings while the amount of the total OTTI related to other factors shall be recognized in other comprehensive income.  Both the statement of operations and the statement of accumulated other comprehensive income are required to display the OTTI related to credit losses and the OTTI related to other factors on the face of each statement.

FSP FAS 115-2 and FAS 124-2 expands the disclosure requirements of SFAS No. 115 (for both debt and equity securities) and requires a more detailed, risk-oriented breakdown of security types and related information, and requires the annual disclosures to be made for interim periods.  In addition, new disclosures are required to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period.  FSP FAS 115-2 and FAS 124-2 are effective for interim periods ending after June 15, 2009 with early adoption permitted in conjunction with the early adoption of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). The disclosures are not required for earlier periods presented for comparative purposes.  FSP FAS 115-2 and FSP 124-2 shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted.  A cumulative effect adjustment to the opening balance of retained earnings will be recognized for debt securities with an existing OTTI at the beginning of the interim period in which the FSP is adopted.  The Company will adopt the provisions of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009.  The specific requirements of the FSP applicable to the Company’s portfolio are being interpreted, studied and assessed.  The potential cumulative effect to retained income as of April 1, 2009 is not yet reliably estimable since the Company is still assessing the requirements; however, the Company expects that it will result in an increase to retained income, offset by a decrease to accumulated other comprehensive income by the same amount.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”)

In April 2009, the FASB issued FSP FAS 157-4, which amends SFAS No. 157, to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Guidance on identifying circumstances that indicate a transaction is not orderly is also provided.  If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity for an asset or liability, transactions or quoted prices may not be determinative of fair value, and further analysis of the transactions or quoted prices may be needed.  A significant adjustment to the transactions or quoted prices may be necessary to estimate fair value which may be determined based on the point within a range of fair value estimates that is most representative of fair value under the current market conditions.  Determination of whether the transaction is orderly is based on the weight of the evidence.  The disclosure requirements of SFAS No. 157 are increased since disclosures of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs during the reporting period are required.

FSP FAS 157-4 defines the disclosures required for major categories by SFAS No. 157 to be the major security types as defined in FASB Statement No. 115.  FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  FSP FAS 157-4 is effective for interim periods ending after June 15, 2009 with early adoption permitted but only in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2.  Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with a quantification of the total effect of the change in valuation technique and related inputs, if practicable, by major category.  The Company will adopt the provisions of FSP FAS 157-4 as of April 1, 2009.  Quantification of the estimated effects of the application of the FSP FAS 157-4 requirements will be based on the market conditions and portfolio holdings at the time of adoption and are therefore not yet reliably estimable; however, the Company does not expect a material impact to its results of operations or financial position upon adoption.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  The disclosures are not required for earlier periods presented for comparative purposes and earlier adoption is permitted in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4.  The Company will adopt the provisions of FSP FAS 107-1 and APB 28-1 for second quarter 2009.  FSP FAS 107-1 and APB 28-1 affects disclosures and therefore implementation will not impact the Company’s results of operations or financial position.

2.   Supplemental Cash Flow Information

Non-cash investment exchanges and modifications, which primarily reflect refinancings of fixed income securities, totaled $1.4 million for the three-month period ended March 31, 2009.

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

	Three months ended March 31,
($ in thousands)	2009	2008

Net change in proceeds managed
Net change in fixed income securities	$—	$(13,009)
Net change in short-term investments	(33,796)	(178,581)
Operating cash flow used	$(33,796)	$(191,590)

Net change in liabilities
Liabilities for collateral, beginning of year	$(117,297)	$(198,138)
Liabilities for collateral, end of period	(151,093)	(389,728)
Operating cash flow provided	$33,796	$191,590

3.  Fair Value of Assets and Liabilities

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008 for its financial assets and liabilities that are measured at fair value and as of January 1, 2009 for its non-financial assets and liabilities measured at fair value on a non-recurring basis.  SFAS No. 157 established a hierarchy for inputs used in determining fair value that maximize the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.

Assets and liabilities recorded on the Condensed Statements of Financial Position at fair value are categorized in the fair value hierarchy based on the observability of inputs to the valuation techniques as follows:

Level 1         Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company can access.

Level 2         Assets and liabilities whose values are based on the following:

a)  Quoted prices for similar assets or liabilities in active markets;

b)  Quoted prices for identical or similar assets or liabilities in non-active markets; or

c)  Valuation models whose inputs are observable, directly or indirectly, for substantially the full term of the asset or liability.

Level 3         Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

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

Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans and policy loans.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed financial statements. As of March 31, 2009, 77.5% of total assets are measured at fair value and 0.6% of total liabilities are measured at fair value.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2009:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Counterparty and cash collateral	Balance as of March 31,
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	netting(1)	2009
Assets:
Fixed income securities	$153,073	$3,555,964	$1,322,321		$5,031,358
Equity securities	—	72	—		72
Short-term investments	28,945	871,894	—		900,839
Other investments:
Free-standing derivatives	—	1,677	670	$(6)	2,341
Separate account assets	479,091	—	—		479,091
Other assets	—	—	(2,503)		(2,503)
Total recurring basis assets	661,109	4,429,607	1,320,488	(6)	6,411,198
Non-recurring basis (2)	—	—	9,206		9,206
Total assets at fair value	$661,109	$4,429,607	$1,329,694	$(6)	$6,420,404
% of total assets at fair value	10.3%	69.0%	20.7%	—%	100.0%

Liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$—	$(33,368)		$(33,368)
Other liabilities:
Free-standing derivatives	—	(10,579)	(5,637)	$6	(16,210)
Total liabilities at fair value	$—	$(10,579)	$(39,005)	$6	$(49,578)
% of total liabilities at fair value	—%	21.3%	78.7%	—%	100.0%

(1)          In accordance with FSP FIN 39-1, the Company nets all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At March 31, 2009, the right to reclaim cash collateral was offset by securities held, and there was no obligation to return collateral.

(2)          Includes mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2008:

	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Balance as of December 31,
($ in thousands)	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Fixed income securities	$154,119	$4,007,707	$1,334,539	$5,496,365
Short-term investments	33,315	376,487	—	409,802
Other investments:
Free-standing derivatives	—	1,764	714	2,478
Separate account assets	533,760	—	—	533,760
Other assets	—	—	(1,829)	(1,829)
Total recurring basis assets	721,194	4,385,958	1,333,424	6,440,576
Non-recurring basis (1)	—	—	10,589	10,589
Total assets at fair value	$721,194	$4,385,958	$1,344,013	$6,451,165
% of total assets at fair value	11.2%	68.0%	20.8%	100.0%

Liabilities:
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$—	$(30,051)	$(30,051)
Other liabilities:
Free-standing derivatives	—	(20,849)	(5,450)	(26,299)
Total liabilities at fair value	$—	$(20,849)	$(35,501)	$(56,350)
% of total liabilities at fair value	—%	37.0%	63.0%	100.0%

(1)          Includes mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments.

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

The following table provides a summary of changes in fair value during the three months ended March 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

								Total
								gains (losses)
		Total realized and						included in
		unrealized gains (losses)		Purchases,				Net income
		included in:		sales,				for financial
			OCI on	issuances	Net			instruments
	Balance as of		Statement	and	transfers in	Balance as of		still held at
	December 31,	Net	of Financial	settlements,	and/or (out)	March 31,		March 31,
($ in thousands)	2008	income (1)	Position	net	of Level 3	2009		2009 (3)
Assets
Fixed income securities	$1,334,539	$(3,219)	$(24,123)	$(37,896)	$53,020	$1,322,321		$(3,071)
Other investments:
Free-standing derivatives, net	(4,736)	(405)	—	174	—	(4,967	)(2)	48
Other assets	(1,829)	(674)	—	—	—	(2,503)		(674)
Total recurring Level 3 assets	$1,327,974	$(4,298)	$(24,123)	$(37,722)	$53,020	$1,314,851		$(3,697)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(30,051)	$(3,242)	$—	$(75)	$—	$(33,368)		$(3,242)
Total recurring Level 3 liabilities	$(30,051)	$(3,242)	$—	$(75)	$—	$(33,368)		$(3,242)

(1)         The effect to net income totals $(7.5) million and is reported in the Condensed Statements of Operations as follows: $(7.1) million in realized capital gains and losses; $2.8 million in net investment income; and $(3.2) million in contract benefits.

(2)         Comprises $670 thousand of assets and $(5.6) million of liabilities.

(3)         The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(6.9) million and are reported in the Condensed Statements of Operations as follows: $(6.5) million in realized capital gains and losses; $2.8 million in net investment income; and $(3.2) million in contract benefits.

The following table provides a summary of changes in fair value during the three months ended March 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.  Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table below.

								Total
								gains (losses)
		Total realized and						included in
		unrealized gains (losses)		Purchases,				Net income
		included in:		sales,				for financial
			OCI on	issuances	Net			instruments
	Balance as of		Statement of	and	transfers in	Balance as of		still held at
	January 1,	Net	Financial	settlements,	and/or (out)	March 31,		March 31,
($ in thousands)	2008	income (1)	Position	net	of Level 3	2008		2008 (3)
Assets
Fixed income securities	$1,469,898	$7,998	$(21,870)	$3,451	$26,133	$1,485,610		$388
Other investments:
Free-standing derivatives, net	(980)	(2,472)	—	126	—	(3,326	)(2)	20
Other assets	(1,733)	2,239	—	—	—	506		2,239
Total recurring Level 3 assets	$1,467,185	$7,765	$(21,870)	$3,577	$26,133	$1,482,790		$2,647

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$174	$(1,428)	$—	$1	$—	$(1,253)		$(1,428)
Total recurring Level 3 liabilities	$174	$(1,428)	$—	$1	$—	$(1,253)		$(1,428)

(1)         The effect to net income totals $6.3 million and is reported in the Condensed Statements of Operations as follows: $6.3 million in realized capital gains and losses; $1.4 million in net investment income; and $(1.4) million in contract benefits.

(2)         Comprises $897 thousand of assets and $(4.2) million of liabilities.

(3)         The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $1.2 million and are reported in the Condensed Statements of Operations as follows: $1.2 million in realized capital gains and losses; $1.4 million in net investment income; and $(1.4) million in contract benefits.

4.  Derivative Financial Instruments

The Company primarily uses derivatives for risk reduction.  In addition, the Company has derivatives embedded in non-derivative “host” contracts, which are required to be separated from the host contract and accounted for at fair value as derivative instruments.  With the exception of non-hedge embedded derivatives, all of the Company’s derivatives are evaluated for their ongoing effectiveness as either accounting hedge or non-hedge derivative financial instruments on at least a quarterly basis.  The Company does not use derivatives for trading purposes.  Non-hedge accounting is generally used for “portfolio” level hedging strategies where the terms of the individual hedged items do not meet the strict homogeneity requirements prescribed in SFAS No. 133 to permit the application of SFAS No. 133’s hedge accounting model.

Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps and caps are acquired to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates.

The Company uses foreign currency swaps primarily to reduce the foreign currency risk associated with holding foreign currency denominated investments.  The Company also has a reinsurance treaty that is recorded as a derivative instrument, under which it primarily cedes re-investment related risk on its structured settlement annuities to ALIC.

When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges.  The Company designates its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income.  Amounts are reclassified to net investment income as the hedged item affects net income.

The Company’s primary embedded derivatives are guaranteed minimum accumulation and withdrawal benefits related to the Company’s variable annuity business, which is fully reinsured.

The notional amounts specified in the contracts are used to calculate the exchange of contractual payments under the agreements and are generally not representative of the potential for gain or loss on these agreements.

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive (pay) to terminate the derivative contracts at the reporting date.  The carrying value amounts for over-the-counter (“OTC”) free-standing derivatives have been further adjusted for the effects, if any, of legally enforceable master netting agreements and are presented on a net basis in the Condensed Statements of Financial Position in accordance with FASB Interpretation No. 39.

The net impact to pre-tax income for derivatives includes valuation and settlements of derivatives which are reported in net income.  For cash flow hedges, gains and losses amortized from accumulated other comprehensive income are reported in net income.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Statements of Financial Position at March 31, 2009.

	Asset derivatives
($ in thousands, except number of contracts)	Balance sheet location	Volume- notional amount	Fair value, net	Gross asset	Gross liability
Derivatives designated as accounting hedging instruments
Foreign currency contracts	Other investments	$7,500	$1,677	$1,677	$—

Derivatives not designated as accounting hedging instruments
Interest rate contracts	Other investments	52,000	664	664	—
Structured settlement annuity reinsurance agreement	Other assets	—	(2,503)	(2,503)	—

Total derivative assets		$59,500	$(162)	$(162)	$—

	Liability derivatives
	Balance sheet location	Volume- notional amount	Fair value, net	Gross asset	Gross liability
Derivatives not designated as accounting hedging instruments
Interest rate contracts	Other liabilities & accrued expenses	$691,700	$(16,210)	$6	$(16,216)
Embedded derivatives	Contractholder funds	181,073	(33,368)	—	(33,368)

Total derivative liabilities		$872,773	$(49,578)	$6	$(49,584)

Total derivatives		$932,273	$(49,740)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships in the Condensed Statements of Operations and the Condensed Statements of Financial Position for the three month period ended March 31, 2009.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be $50 thousand during the next twelve months.

($ in thousands)

Location of loss reclassified from accumulated OCI into income (effective portion)	Net investment income

Amount of loss recognized in OCI on derivatives during the period (effective portion)	$(79)

Amount of gain recognized in OCI on derivatives during the term of the hedging relationship (effective portion)	$1,670

Amount of gain reclassified from accumulated OCI into income (effective portion)	$12

Location of gain recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Realized capital gains and losses

Amount of gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	$—

The following table presents gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Statements of Operations for the three month period ended March 31, 2009.

($ in thousands)	Realized capital gains and losses	Contract benefits	Total gain (loss) recognized in net income on derivatives
Interest rate contracts	$9,864	$—	$9,864
Embedded derivative financial instruments	—	(3,317)	(3,317)
Structured settlement annuity reinsurance agreement	(1,510)	—	(1,510)
Total	$8,354	$(3,317)	$5,037

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses master netting agreements for OTC derivative transactions, including interest rate swap, foreign currency swap and interest rate cap agreements.  These agreements permit either party to net payments due for transactions covered by the agreements.  Under the provisions of the agreements, collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of March 31, 2009, the Company pledged $13.1 million in securities to counterparties.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.

Counterparty credit exposure represents the Company’s potential loss if all of the counterparties concurrently fail to perform under the contractual terms of the contracts and all collateral, if any, becomes worthless.  This exposure is measured by the fair value of OTC free-standing derivative contracts with a positive fair value at the reporting date reduced by the effect, if any, of legally enforceable master netting agreements.

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to interest rate swap, foreign currency swap, and interest rate cap agreements.

($ in thousands)	March 31, 2009				December 31, 2008
Rating (1)	Number of counter- parties	Notional Amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional Amount (2)	Credit Exposure (2)	Exposure, net of collateral (2)

A	1	$59,500	$2,342	$2,342	1	$59,500	$2,478	$2,478

(1)          Rating is the lower of Standard and Poor’s (“S&P”) or Moody’s ratings.

(2)          Only OTC derivatives with a net positive fair value are included for each counterparty.

Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices.  Market risk exists for all of the derivative financial instruments the Company currently holds, as these instruments may become less valuable due to adverse changes in market conditions.  To limit this risk, the Company’s senior management has established risk control limits.  In addition, changes in fair value of the derivative financial instruments that the Company uses for risk management purposes are generally offset by the change in the fair value or cash flows of the hedged risk component of the related assets, liabilities or forecasted transactions.

Certain of the Company’s derivative instruments contain credit-risk-contingent termination events, cross-default provisions and credit support annex agreements.  Credit-risk-contingent termination events allow the counterparties to terminate the derivative on certain dates if the Company’s financial strength credit ratings by Moody’s or S&P fall below a certain level or in the event the Company is no longer rated by both Moody’s and S&P.  Credit-risk-contingent cross-default provisions allow the counterparties to terminate the derivative instruments if the Company defaults by pre-determined threshold amounts on certain debt instruments.  Credit-risk-contingent credit support annex agreements specify the amount of collateral the Company must post to counterparties based on the Company’s financial strength credit ratings by Moody’s or S&P, or in the event the Company is no longer rated by both Moody’s and S&P.

The maximum amount of additional exposure for contracts with credit-risk contingent features if all features were triggered is $100 thousand.

5.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in thousands)	Three months ended March 31,
	2009	2008
Premiums and contract charges
Direct	$36,314	$34,053
Assumed — non-affiliate	200	286
Ceded
Affiliate	(4,418)	(992)
Non-affiliate	(6,906)	(8,665)
Premiums and contract charges, net of reinsurance	$25,190	$24,682

The effects of reinsurance on contract benefits are as follows:

($ in thousands)	Three months ended March 31,
	2009	2008
Contract benefits
Direct	$53,826	$45,846
Assumed — non-affiliate	197	276
Ceded
Affiliate	(2,430)	(1,494)
Non-affiliate	(13,814)	(5,823)
Contract benefits, net of reinsurance	$37,779	$38,805

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in thousands)	Three months ended March 31,
	2009	2008
Interest credited to contractholder funds
Direct	$59,161	$46,295
Assumed — non-affiliate	—	9
Ceded — non-affiliate	(2,327)	(3,003)
Interest credited to contractholder funds, net of reinsurance	$56,834	$43,301

In addition to amounts included in the tables above are reinsurance premiums ceded to ALIC of $836 thousand and $819 thousand for the three months ended March 31, 2009 and 2008, respectively, under the terms of the structured settlement annuity reinsurance agreement.  These amounts are reflected as a component of realized capital gains and losses on the Condensed Statements of Operations as the treaty is recorded as a derivative instrument pursuant to the requirements of SFAS No. 133.

6.  Guarantees and Contingent Liabilities

Guaranty funds

Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants.  Amounts assessed to each company are typically related to its proportion of business written in each state.  The Company’s policy is to accrue a guaranty fund assessment when the entity for which the insolvency relates has been declared financially insolvent by a court of competent jurisdiction and, in certain states, that is also a final order of liquidation, and the amount of loss is reasonably estimable.

The New York Liquidation Bureau (the “Bureau”) has publicly reported that Executive Life Insurance Company of New York (“Executive Life”) is currently under its jurisdiction as part of a 1992 court-ordered rehabilitation plan and may only be able to meet future obligations of its annuity contacts for the next fifteen years. However, Executive Life does not have a liquidity problem at this time, and an order of liquidation has not been sought by the Bureau.  The shortfall was estimated by the Bureau to be $1.27 billion at October 29, 2008.

If Executive Life were to be declared insolvent in the future, the Company may have exposure to future guaranty fund assessments.  The Company’s exposure will ultimately depend on the level of guaranty fund system participation, as well as the viability of a plan of the Bureau to obtain voluntary contributions, primarily from the original insurance companies that acquired structured settlement annuity contracts from Executive Life.  Under current law, the Company may be allowed to recoup a portion of the amount of any additional guaranty fund assessment in periods subsequent to the recognition of the assessment by offsetting future premium taxes.  The Company’s New York market share was approximately 4.1% in 2007 based on industry annuity premium.

Guarantees

Related to the disposal through reinsurance of our variable annuity business to Prudential Financial, Inc. and its subsidiary in 2006, the Company and ALIC, have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and ALIC and liabilities specifically excluded from the transaction) that Company and ALIC have agreed to retain.  In addition, the Company and ALIC will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and ALIC and their agents, including in connection with the Company’s and ALIC’s provision of transition services.  The Reinsurance Agreements contain no limitations or indemnifications with regard to insurance risk transfer, and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees, in accordance with the provisions of SFAS No. 113 “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”.  Management does not believe this agreement will have a material adverse effect on results of operations, cash flows or financial position of the Company.

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

 The aggregate liability balance related to all guarantees was not material as of March 31, 2009.

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

•                 The outcome of these matters may also be affected by decisions, verdicts, and settlements, and the timing of such decisions, verdicts, and settlements, in other individual and class action lawsuits that involve the Company, other insurers, or other entities and by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

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

•                  Due to the complexity and scope of the matters disclosed in the “Proceedings” subsection below and the many uncertainties that exist, the ultimate outcome of these matters cannot be reasonably predicted.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently reserved, if any, and may be material to the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described below, as they are resolved over time, is not likely to have a material adverse effect on the financial position of the Company.

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

•                 The EEOC also filed another lawsuit in 2004 alleging age discrimination with respect to a policy limiting the rehire of agents affected by the agency program reorganization (the “EEOC II” suit).  In EEOC II, in 2006, the court granted partial summary judgment to the EEOC.  Although the court did not determine that AIC was liable for age discrimination under the ADEA, it determined that the rehire policy resulted in a disparate impact, reserving for trial the determination on whether AIC had reasonable factors other than age to support the rehire policy.  AIC’s interlocutory appeal from the partial summary judgment was granted.  In June 2008, the Eighth Circuit Court of Appeals affirmed summary judgment in the EEOC’s favor.  In September 2008, the Court of Appeals granted AIC’s petition for rehearing en banc and vacated its earlier decision affirming the trial court’s grant of summary judgment in favor of the EEOC.  The Court of Appeals then dismissed the appeal, determining that it lacked jurisdiction to consider the appeal at this stage in the litigation.

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

One or more of these matters could have an adverse effect on the Company’s operating results or cash flows for a particular quarterly or annual period.  However, based on information currently known to it, management believes that the ultimate outcome of all matters described in this “Other matters” subsection, in excess of amounts currently reserved, if any, as they are resolved over time is not likely to have a material effect on the operating results, cash flows or financial position of the Company.

7.         Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

	Three months ended March 31,
	2009			2008
			After-			After-
($ in thousands)	Pre-tax	Tax	tax	Pre-tax	Tax	tax

Unrealized holding gains and losses arising during the period, net of related offsets	$169,060	$(59,171)	$109,889	$(34,671)	$12,134	$(22,537)
Less: reclassification adjustment of realized capital gains and losses	92,200	(32,270)	59,930	973	(341)	632
Unrealized net capital gains and losses	76,860	(26,901)	49,959	(35,644)	12,475	(23,169)
Other comprehensive income (loss)	$76,860	$(26,901)	49,959	$(35,644)	$12,475	(23,169)

Net income			24,669			21,577

Comprehensive income (loss)			$74,628			$(1,592)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company of New York:

We have reviewed the accompanying condensed statement of financial position of Allstate Life Insurance Company of New York (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2009, and the related condensed statements of operations, and cash flows for the three-month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial position of Allstate Life Insurance Company of New York as of December 31, 2008, and the related statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2009, which report includes an explanatory paragraph relating to a change in the Company’s method of accounting for uncertainty in income taxes and accounting for deferred acquisition costs associated with internal replacements in 2007, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed statement of financial position as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

May 11, 2009

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

OVERVIEW

The following discussion highlights significant factors influencing the condensed financial position and results of operations of Allstate Life Insurance Company of New York (referred to in this document as “we”, “ALNY”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2008.  We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and determine the allocation of resources.

OPERATIONS

        Summarized financial data is presented in the following table.

($ in thousands)	Three months ended March 31,
	2009	2008
Revenues
Premiums	$11,464	$10,011
Contract charges	13,726	14,671
Net investment income	93,678	99,746
Realized capital gains and losses	99,218	1,721
Total revenues	218,086	126,149

Costs and expenses
Contract benefits	(37,779)	(38,805)
Interest credited to contractholder funds	(56,834)	(43,301)
Amortization of DAC	(72,667)	(1,451)
Operating costs and expenses	(12,789)	(9,022)
Total costs and expenses	(180,069)	(92,579)

Loss on disposition of operations	—	(268)
Income tax expense	(13,348)	(11,725)
Net income	$24,669	$21,577

Investments at March 31	$6,645,075	$7,244,411

Net income in the first quarter of 2009 of $24.7 million compared to $21.6 million in the same period of 2008. The increase in net income of $3.1 million was primarily the result of higher realized capital gains, partially offset by deferred policy acquisition costs (“DAC”) and deferred sales inducement costs (“DSI”) amortization acceleration for changes in assumptions and lower net investment income.

Analysis of Revenues Total revenues increased 72.9% or $91.9 million in the first quarter of 2009 compared to the same period of 2008 due to higher net realized capital gains, partially offset by lower net investment income and contract charges.

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

The following table summarizes premiums and contract charges by product.

($ in thousands)	Three months ended March 31,
	2009	2008
Premiums
Traditional life insurance (1)	$5,590	$5,933
Immediate annuities with life contingencies	3,588	2,150
Accident and health	2,286	1,928
Total premiums	11,464	10,011

Contract charges
Interest-sensitive life insurance (1)	12,498	12,902
Fixed annuities	1,228	1,769
Total contract charges (2)	13,726	14,671
Premiums and contract charges	$25,190	$24,682

(1) To conform to the current period presentation, certain amounts in the prior period have been reclassified.

(2) Total contract charges for the first quarter of 2009 and 2008 include contract charges related to the cost of insurance totaling $8.0 million and $9.6 million, respectively.

Total premiums increased 14.5% in the first quarter of 2009 compared to the same period of 2008 due primarily to higher sales of immediate annuities with life contingencies, partially offset by lower traditional life insurance premiums.  The decline in premiums on traditional life insurance was the result of higher premiums ceded to ALIC due to a greater utilization of reinsurance.

Total contract charges decreased 6.4% in the first quarter of 2009 compared to the same period of 2008 due to lower contract charges on fixed annuities and interest-sensitive life insurance policies.  The decline in contract charges on fixed annuities was primarily the result of lower surrender charges.  The decline in contract charges on interest-sensitive life insurance policies was the result of higher cost of insurance contract charges ceded to ALIC due to a greater utilization of reinsurance, partially offset by increased contract charge rates.

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

	Three months ended March 31,
($ in thousands)	2009	2008
Contractholder funds, beginning balance	$5,086,965	$4,848,461

Deposits
Fixed annuities	77,097	92,125
Interest-sensitive life insurance	25,774	25,982
Variable life deposits allocated to fixed accounts	13	11
Total deposits	102,884	118,118

Interest credited	47,629	45,116

Benefits, withdrawals and other adjustments
Benefits	(42,276)	(41,213)
Surrenders and partial withdrawals	(74,276)	(83,607)
Contract charges	(13,775)	(12,837)
Net transfers to separate accounts	(17)	(5)
Other adjustments (1)	(5,679)	(7,805)
Total benefits, withdrawals and other adjustments	(136,023)	(145,467)
Contractholder funds, ending balance	$5,101,455	$4,866,228

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

Contractholder funds increased 0.3% and 0.4% in the first quarter of 2009 and 2008, respectively.  Average contractholder funds increased 4.9% in the first quarter of 2009 compared to the first quarter of 2008.

Contractholder deposits decreased 12.9% in the first quarter of 2009 compared to the same period of 2008 due primarily to lower deposits on fixed annuities. Deposits on fixed annuities decreased 16.3% in the first quarter of 2009 compared to the same period of 2008 due to pricing actions relating to our efforts to improve returns on new business and reduce our concentration in spread based products as well as highly competitive market conditions.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 11.2% to $74.3 million in the first quarter of 2009 from $83.6 million in the same period of 2008 due to a 12.6% reduction in surrenders and partial withdrawals on fixed annuities.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life products, based on the beginning of period contractholder funds, was 7.1% in the first quarter of 2009 compared to 8.5% in the first quarter of 2008.

Net investment income decreased 6.1% or $6.1 million to $93.7 million in the first quarter of 2009 compared to $99.7 million in the same period of 2008.  For further discussion of net investment income, see the Investments section of the MD&A.

Net realized capital gains and losses reflected net gains of $99.2 million and $1.7 million in the first quarters of 2009 and 2008, respectively.  For further discussion of realized capital gains and losses, see the Investments section of the MD&A.

Analysis of Costs and Expenses  Total costs and expenses increased 94.5% or $87.5 million in the first quarter of 2009 compared with the same period of 2008 due to higher amortization of DAC, interest credited to contractholder funds and operating costs and expenses, partially offset by lower contract benefits.

Contract benefits decreased 2.6% in the first quarter of 2009 compared to the same period of 2008 due primarily to improved mortality experience on life insurance products.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $27.7 million and $27.3 million in the first quarter of 2009 and 2008, respectively.  The benefit spread by product group is disclosed in the following table.

	Three months ended March 31,
($ in thousands)	2009	2008
Life insurance	$9,229	$8,246
Annuities	91	(987)
Total benefit spread	$9,320	$7,259

Benefit spread increased 28.4% in the first quarter of 2009 compared to the same period of 2008 due primarily to improved mortality experience on life insurance products and growth in life insurance business in force.

Interest credited to contractholder funds increased 31.3% or $13.5 million in the first quarter of 2009 compared to the same period of 2008 due primarily to the acceleration of amortization of DSI due to changes in assumptions, an unfavorable change in amortization of DSI relating to realized capital gains and losses, and higher average contractholder funds.  The acceleration of amortization of DSI due to changes in assumptions increased interest credited to contractholder funds by $6.7 million in the first quarter of 2009 compared to amortization deceleration which decreased interest credited to contractholder funds by $2.1 million in the first quarter of 2008.

In order to analyze the impact of net investment income and interest credited to contractholders on net income, we monitor the difference between net investment income and the sum of interest credited to contractholder funds and the implied interest on immediate annuities with life contingencies, which is included as a component of contract benefits on the Condensed Statements of Operations (“investment spread”).

The investment spread by product group is shown in the following table.

	Three months ended March 31,
($ in thousands)	2009	2008
Annuities	$(11)	$17,276
Life insurance	32	1,038
Net investment income on investments supporting capital	9,157	10,850
Total investment spread	$9,178	$29,164

Investment spread declined 68.5% in the first quarter of 2009 compared to the same period of 2008 due primarily to the acceleration of amortization of DSI due to changes in assumptions and lower net investment income.

To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads for the three months ended March 31.

	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spread
	2009	2008	2009	2008	2009	2008
Interest-sensitive life insurance	5.1%	5.8%	4.9%	4.4%	0.2%	1.4%
Deferred fixed annuities	5.1	5.6	3.4	3.4	1.7	2.2
Immediate fixed annuities with and without life contingencies	6.5	7.3	6.5	6.6	—	0.7
Investments supporting capital, traditional life and other products	5.2	6.2	N/A	N/A	N/A	N/A

The following table summarizes our product liabilities and indicates the account value of those contracts and policies in which an investment spread is generated.

	March 31,
($ in thousands)	2009	2008
Immediate fixed annuities with life contingencies	$1,654,405	$1,625,280
Other life contingent contracts and other	152,130	402,161
Reserve for life-contingent contract benefits	$1,806,535	$2,027,441

Interest-sensitive life	$585,160	$542,361
Deferred fixed annuities	3,883,565	3,737,663
Immediate fixed annuities without life contingencies and other	632,730	586,204
Contractholder funds	$5,101,455	$4,866,228

Amortization of DAC increased $71.2 million in the first quarter of 2009 compared to the same period of 2008.  The increase in the first quarter of 2009 was primarily attributable to amortization acceleration for changes in assumptions for our annuities and an unfavorable change in (amortization) accretion relating to realized capital gains and losses.  The components of amortization of DAC are summarized in the following table.

	Three months ended March 31,
($ in thousands)	2009	2008
Amortization of DAC before amortization relating to realized capital gains and losses and changes in assumptions	$(14,238)	$(10,919)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”)	(41,924)	8,764
(Amortization) accretion relating to realized capital gains and losses (1)	(16,505)	704
Total amortization of DAC	$(72,667)	$(1,451)

(1)

The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

During the first quarter of 2009, we completed our annual comprehensive review of the profitability of investment products to determine DAC balances for our interest-sensitive life insurance and annuity contracts.  The review covered assumptions for investment returns, including capital gains and losses, interest crediting rates to policyholders, the effect of any hedges, persistency, mortality and expenses in all product lines.  This review resulted in an acceleration of DAC amortization (charge to income) totaling $41.9 million pre-tax, including amortization acceleration of $45.2 million related to fixed annuities, partially offset by amortization deceleration of

$3.3 million related to interest-sensitive life insurance.  The principal assumption impacting estimated future gross profits and the related DAC amortization for fixed annuities was an increase in the level of expected realized capital losses in 2009 and 2010 and, to a lesser extent, reduced investment spread.  Reduced estimated future gross profits for fixed annuities resulted in accelerated DAC amortization.  For our interest-sensitive life insurance products, the amortization deceleration was due to higher estimated future gross profits due to a favorable change in our mortality assumptions, partially offset by increased expected capital losses and, to a lesser extent, reduced investment spread.

In the first quarter of 2008, our annual comprehensive review of the profitability of investment products resulted in the deceleration of DAC amortization (credit to income) for changes in assumptions of $8.8 million, including $6.5 million related to fixed annuities and $2.3 million related to interest-sensitive life insurance.  The first quarter 2008 net amortization deceleration of $6.5 million on fixed annuities was due primarily to higher than expected investment spreads partially offset by increased expenses.  The first quarter 2008 net amortization deceleration of $2.3 million on interest-sensitive life insurance was due to higher than expected benefit spreads partially offset by increased expenses.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin.

	Three months ended March 31,
($ in thousands)	2009	2008
Investment margin	$(50,219)	$8,497
Benefit margin	7,483	4,029
Expense margin	812	(3,762)
Net (acceleration) deceleration	$(41,924)	$8,764

Operating costs and expenses increased 41.8% or $3.8 million in the first quarter of 2009 compared to the same period of 2008 due primarily to higher restructuring expenses and increased assessments from the New York State Insurance Department for administrative costs.  Restructuring expenses in the first quarter of 2009 were recorded in connection with our previously announced plan to improve efficiency and narrow our focus of product offerings.

Income tax expense increased 13.8% or $1.6 million in the first quarter of 2009 compared to the same period in the prior year due to higher income from operations before income tax expense.

INVESTMENTS

We continue to make progress on strategic risk mitigation efforts toward reducing portfolio risk and overall exposure to commercial real estate.  Commercial real estate exposure was reduced by $60.2 million through targeted dispositions and principal repayments from borrowers.  Additionally, through ongoing asset liability management practices, we reduced the duration gap between our fixed income portfolio and our liabilities to lessen our exposure to increases in interest rates.

The composition of the investment portfolio at March 31, 2009 is presented in the table below.

($ in thousands)	Investments	Percent to total
Fixed income securities (1)	$5,031,358	75.7%
Mortgage loans	670,446	10.1
Equity securities (2)	72	—
Short-term (3)	900,839	13.6
Policy loans	40,019	0.6
Other	2,341	—
Total	$6,645,075	100.0%

(1)    Fixed income securities are carried at fair value. Amortized cost basis for these securities was $5.48 billion.

(2)    Equity securities are carried at fair value. Cost basis for these securities was $80 thousand.

(3)    Short-term investments are carried at fair value. Amortized cost basis for these investments was $900.8 million.

Total investments at March 31, 2009 were slightly lower than at December 31, 2008 as increased unrealized net capital losses were almost entirely offset by positive operating cash flows and increased funds associated with collateral received in connection with securities lending.

Total investments at amortized cost related to collateral received in connection with securities lending business activities increased to $151.1 million at March 31, 2009, from $117.3 million at December 31, 2008.  These investments are included as a component of short-term investments.

Fixed income securities are listed in the table below.

($ in thousands)	Fair value at March 31, 2009	Percent to total investments	Fair value at December 31, 2008	Percent to total investments
U.S. government and agencies	$529,808	8.0%	$917,731	13.8%
Municipal	402,410	6.1	385,381	5.8
Corporate	2,765,299	41.6	2,887,137	43.4
Foreign government	312,765	4.7	371,542	5.6
Mortgage-backed securities (“MBS”)	506,969	7.6	396,177	6.0
Commercial mortgage-backed securities (“CMBS”)	454,935	6.8	468,868	7.0
Asset-backed securities (“ABS”)	53,838	0.8	64,070	1.0
Redeemable preferred stock	5,334	0.1	5,459	0.1
Total fixed income securities	$5,031,358	75.7%	$5,496,365	82.7%

At March 31, 2009, 96.7% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2; a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch or Dominion or a rating of aaa, aa, a or bbb from A.M. Best; or a comparable internal rating if an externally provided rating is not available.

Municipal Bonds totaled $402.4 million at March 31, 2009, substantially all of which are taxable.  The following table summarizes the municipal bond portfolio by Moody’s equivalent rating as of March 31, 2009.

($ in thousands)	Par value	Amortized cost	Fair value	Unrealized gain/(loss)	Fair value as a percent of amortized cost
Rating
Aaa	$139,240	$114,129	$100,098	$(14,031)	87.7%
Aa	204,111	123,309	112,919	(10,390)	91.6
A (2)	163,131	131,690	109,241	(22,449)	83.0
Baa (3)	194,245	99,987	78,852	(21,135)	78.9
Ba or lower (3)	2,000	2,071	1,300	(771)	62.8
Total (1)	$702,727	$471,186	$402,410	$(68,776)	85.4

(1)

Includes auction rate securities (“ARS”) with par value of $105.6 million, amortized cost of $105.6 million, fair value of $92.8 million and unrealized capital losses of $12.8 million. For a more detailed discussion on ARS, see the Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2008.

(2)

Includes pre-refunded municipals with fair values of $2.5 million at March 31, 2009. Pre-refunded municipals are generally escrowed by Aaa rated securities, such as U.S. government or governmental agency securities.

(3)

On April 13, 2009, one of the bond insurers, Ambac Assurance Corporation, was downgraded by Moody’s from a rating of Baa to Ba. We estimate that this will impact the classification of the Moody’s equivalent rating for approximately $17.0 million of fair value of insured municipal bonds.

The unrealized net capital loss of $68.8 million at March 31, 2009 in our municipal bond portfolio is driven primarily by higher yields, including widening credit spreads, since the time of initial purchase.

Corporate bonds totaled $2.77 billion of March 31, 2009.  As of March 31, 2009, $1.25 billion or 45.2% consisted of privately placed corporate securities, compared to $1.33 billion or 45.9% at December 31, 2008.  Privately placed securities primarily consist of corporate issued senior debt securities that are in unregistered form or are directly negotiated with the borrower.  Privately placed corporate securities are rated by the NAIC in instances when information is provided to them.  Approximately 33.9% of the privately placed corporate securities in our portfolio are rated by an independent rating agency.

The following table summarizes the corporate fixed income portfolio by Moody’s equivalent rating as of March 31, 2009.

	Corporate-Public		Corporate-Private		Total Corporate
($ in thousands)	Fair value	Unrealized gain(loss)	Fair value	Unrealized gain(loss)	Fair value	Unrealized gain(loss)
Rating (1)
Aaa	$—	$—	$96,568	$1,191	$96,568	$1,191
Aa	93,662	448	90,949	(2,261)	184,611	(1,813)
A	605,007	(31,263)	347,248	(16,227)	952,255	(47,490)
Baa	727,902	(89,133)	602,073	(75,142)	1,329,975	(164,275)
Ba or lower	87,555	(25,293)	114,335	(43,740)	201,890	(69,033)
Total	$1,514,126	$(145,241)	$1,251,173	$(136,179)	$2,765,299	$(281,420)

The unrealized net capital loss of $281.4 million at March 31, 2009 was driven primarily by widening credit spreads since the time of initial purchase resulting from deteriorating macro economic conditions and continued credit market deterioration.

Collateralized MBS, CMBS and ABS securities are detailed in the following table by Moody’s equivalent rating as of March 31, 2009.

($ in thousands)	Fair value	Percent to total investments	Aaa	Aa	A	Baa (1)	Ba or Lower (1)
MBS
U.S. government sponsored entities (“U.S. Agency”)	$442,479	6.7%	100.0%	—	—	—	—
Prime residential mortgage-backed securities (“Prime”)	41,616	0.6	100.0	—	—	—	—
Alt-A residential mortgage-backed securities (“Alt-A”)	22,874	0.3	100.0	—	—	—	—
Total MBS	$506,969	7.6%

CMBS	$454,935	6.8%	88.2	4.8%	5.6%	1.4%	—

ABS
Asset-backed residential mortgage-backed securities (“ABS RMBS”) non-insured	$28,131	0.4	29.1	36.8	1.8	4.5	27.8%
ABS RMBS insured	6,973	0.1	—	3.2	2.2	46.5	48.1
Total ABS RMBS	35,104	0.5

Other collateralized debt obligations (“other CDO”)	18,734	0.3	26.9	—	58.7	—	14.4
Total ABS	$53,838	0.8%

(1)   On April 13, 2009, one of the bond insurers, Ambac Assurance Corporation, was downgraded by Moody’s from a rating of Baa to Ba. We estimate that this will impact the classification for the Moody’s equivalent rating for approximately $3.2 million of carrying value of insured ABS RMBS.

During the first quarter of 2009, certain financial markets continued to experience depressed prices due to market and liquidity disruptions.  We experienced this illiquidity and disruption in certain of our MBS, CMBS and ABS fixed income securities, particularly in our Prime, Alt-A, CMBS, ABS RMBS, and other CDO portfolios.  These portfolios totaled $573.3 million, or 8.6% of our total investments at March 31, 2009.

We determine the fair values of securities comprising these illiquid portfolios by obtaining information from an independent third-party valuation service provider and brokers.  We confirmed the reasonableness of the fair value of these portfolios as of March 31, 2009 by analyzing available market information including, but not limited to, collateral quality, anticipated cash flows, credit enhancements, default rates, loss severities, securities’ relative position within their respective capital structures, and credit ratings from statistical rating agencies.

The following table summarizes our illiquid portfolios as of March 31, 2009.

($ in thousands)	Par value (1)	Amortized cost (1) (2)	Amortized cost as a percentage of par value	Fair value	Fair value as a percentage of par value	Unrealized gain/(loss)
MBS
Prime	$46,081	$46,270	100.4%	$41,616	90.3%	$(4,654)
Alt-A	30,000	29,629	98.8	22,874	76.2	(6,755)

CMBS	752,781	715,891	95.1	454,935	60.4	(260,956)

ABS
ABS RMBS	62,555	55,383	88.5	35,104	56.1	(20,279)
Other CDO	28,725	28,725	100.0	18,734	65.2	(9,991)
Total	$920,142	$875,898	95.2	$573,263	62.3	$(302,635)

(1)   The difference between par value and amortized cost of $44.2 million is primarily attributable to write-downs. Both amounts have been reduced by principal payments.

(2)   Amortized cost includes other-than-temporary impairment charges, as applicable.

The following table presents realized capital gains and losses and principal transactions relating to our illiquid portfolios for the three months ended March 31, 2009.

	Realized capital gains and losses			Principal transactions
($ in thousands)	Sales	Impairment write-downs	Change in intent write-downs	Sold	Principal received
MBS
Prime	$—	$—	$—	$—	$670

CMBS	(1,024)	(2,248)	(1,478)	623	721

ABS
ABS RMBS	—	—	(253)	13	3,335
Other CDO	—	—	—	—	63
Total	$(1,024)	$(2,248)	$(1,731)	$636	$4,789

Securities included in our illiquid portfolios with a fair value less than 70% of amortized cost as of March 31, 2009 are shown in the following table.

($ in thousands)	Fair value	Unrealized gain/(loss)
CMBS	$100,745	$(210,222)
ABS RMBS	10,509	(15,347)
Other CDO	13,689	(9,148)
Total	$124,943	$(234,717)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance of the underlying collateral.  In the absence of further deterioration in the collateral relative to our positions in the securities’ respective capital structures, which could be other than temporary, the unrealized losses should reverse over the remaining lives of the securities.

The cash flows of the underlying mortgages or collateral for MBS, CMBS and ABS are generally applied in a pre-determined order and are designed so that each security issued qualifies for a specific original rating.  The security issue is typically referred to as the “class”.  For example, the “senior” portion or “top” of the capital structure which would originally qualify for a rating of Aaa is referred to as the “Aaa class” and typically has priority in receiving the principal repayments on the underlying mortgages.  In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full.  Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings including other “junior” or “subordinate” Aaa securities.  For certain senior Aaa classes of CMBS, the losses may be shared pro-rata.  The underlying mortgages have fixed interest rates, variable interest rates (such as adjustable rate mortgages (“ARM”)) or are hybrid, meaning that they contain features of both fixed and variable rate mortgages.

CMBS totaled $454.9 million, all of which were rated investment grade at March 31, 2009.  The CMBS portfolio is subject to credit risk, but unlike other structured securities, is generally not subject to prepayment risk due to protections within the underlying commercial mortgages whereby borrowers are effectively restricted from prepaying their mortgages due to changes in interest rates.  Of the CMBS investments, 97.7% are traditional conduit transactions collateralized by pools of commercial mortgages, broadly diversified across property types and geographical area.  The remainder consists of non-traditional CMBS such as large loan pools and single borrower transactions.

The following table shows our CMBS portfolio at March 31, 2009 by vintage year, based upon our participation in the capital structure.

($ in thousands)
Capital structure classification (1)	Par value	Amortized cost (2)	Fair value	Unrealized gain/(loss)
Aaa
2007:
Super senior (3)	$60,000	$60,497	$39,071	$(21,426)
Subordinated senior (5)	28,000	27,068	6,327	(20,741)
Subtotal	88,000	87,565	45,398	(42,167)
2006:
Super senior (3)	28,000	28,105	20,308	(7,797)
Mezzanine senior (4)	37,338	36,242	18,123	(18,119)
Subordinated senior (5)	42,081	40,291	11,251	(29,040)
Subtotal	107,419	104,638	49,682	(54,956)
2005:
Super senior (3)	51,400	51,390	43,982	(7,408)
Subordinated senior (5)	10,000	9,871	4,143	(5,728)
Subtotal	61,400	61,261	48,125	(13,136)
Pre-2005 (6)	288,996	289,089	251,305	(37,784)
Aaa total	545,815	542,553	394,510	(148,043)

Aa	153,307	152,195	45,632	(106,563)
A	53,659	21,143	14,793	(6,350)
Total CMBS	$752,781	$715,891	$454,935	$(260,956)

(1)	Capital structure classification reflects original ratings which may not be consistent with current ratings due to upgrades and downgrades.

(2)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(3)	Most senior of the Aaa rated tranches, typically has a high level of credit enhancement of approximately 30%, meaning actual losses in the deal have to reach 30% before incurring a first dollar loss.

(4)	Middle Aaa rated tranche, typically having credit enhancement of approximately 20%, are subordinate only to the Super senior bonds.

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

The unrealized net capital loss of $261.0 million at March 31, 2009 on our CMBS portfolio was a result of widening of credit spreads due to deteriorating macro economic conditions and continued credit market deterioration.  Credit spread widening since the time of initial purchase occurred in all rating classes but was particularly evident in our subordinated senior Aaa and lower rated securities.  These holdings accounted for $206.2 million, or 79.0%, of the unrealized net capital loss.  Our analysis suggests that the vast majority of our CMBS portfolio is well insulated from a severe rise in commercial mortgage default rates.

ABS RMBS includes securities that are collateralized by mortgage loans issued to borrowers that cannot qualify for Prime or Alt-A financing terms due in part to weak or limited credit history.  It also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit history.  $29.7 million or 84.6% of the ABS RMBS portfolio consisted of securities that were issued during 2005, 2006 and 2007.  At March 31, 2009, 20.3% of securities issued during 2005, 2006 and 2007 were rated Aaa, 35.6% rated Aa, 2.3% rated A, 4.2% rated Baa and 37.6% rated Ba or lower.

The following table presents additional information about our ABS RMBS portfolio including a summary by first and second lien collateral at March 31, 2009.

($ in thousands)	Fair Value	Percent to total investments
First lien:
Fixed rate (1)	$9,908	0.2%
Variable rate (1)	15,699	0.2
Total first lien (2)	25,607	0.4
Second lien:
Insured	6,436	0.1
Other	3,061	—
Total second lien (3)	9,497	0.1
Total ABS RMBS	$35,104	0.5%

(1)	Fixed rate and variable rate refer to the primary interest rate characteristics of the underlying mortgages at the time of issuance.
(2)	The credit ratings of the first lien ABS RMBS were 23.5% Aaa, 40.4% Aa, 2.6% A, 4.9% Baa and 28.6% Ba or lower at March 31, 2009.
(3)	The credit ratings of the second lien ABS RMBS were 22.7% Aaa, 2.3% Aa, 34.2% Baa and 40.8% Ba or lower at March 31, 2009.

The following table includes first lien non-insured ABS RMBS by vintage year and the interest rate characteristics of the underlying mortgage product.

	Fair value
($ in thousands)	Variable rate	Fixed rate	Total	Amortized cost (1)	Unrealized gain/(loss)
2007	$2,969	$8,051	$11,020	$15,146	$(4,126)
2006	12,193	1,857	14,050	18,950	(4,900)
Total	$15,162	$9,908	$25,070	$34,096	$(9,026)

(1) Amortized cost includes other-than-temporary impairment charges, as applicable.

We also own $3.1 million of second lien ABS RMBS non-insured securities, representing 64.9% of amortized cost.  $900 thousand, or 29.4%, of this portfolio are 2006 and 2007 vintage years.  Together with the first lien non-insured ABS RMBS in the table above, this comprises our $28.1 million of non-insured ABS RMBS.

At March 31, 2009, $7.0 million or 19.9% of the total ABS RMBS securities are insured by 4 bond insurers and 51.9% of these insured securities were rated investment grade.  The following table shows our insured ABS RMBS portfolio at March 31, 2009 by vintage year for the first lien and second lien collateral.

	Vintage year				Fair	Amortized	Unrealized
($ in thousands)	2007	2006	2005	Pre-2005	value	cost (1)	gain/(loss)
First lien	$381	$156	$—	$—	$537	$837	$(300)
Second lien	3,107	—	85	3,244	6,436	15,730	(9,294)
Total insured ABS RMBS (2)	$3,488	$156	$85	$3,244	$6,973	$16,567	$(9,594)

(1)	Amortized cost includes other-than-temporary impairment charges, as applicable.

(2)	The evaluation for other-than-temporary impairment through our portfolio monitoring process considers the current claims paying resources of the individual bond insurers.

Mortgage Loans Our mortgage loan portfolio was $670.4 million at March 31, 2009 and comprised primarily loans secured by first mortgages on developed commercial real estate.  Geographical and property type diversification are key considerations used to manage our exposure.  The portfolio is diversified across several property types.  Our exposure to any metropolitan area is also highly diversified, with the largest exposure not exceeding 12.2% of the portfolio.  The average debt service coverage ratio represents the amount of cash flows available from the property available by the borrower to meet its principal and interest payment obligations.  The average debt service coverage ratio of the portfolio as of March 31, 2009 was 1.8, and only 4.0% of the mortgage loan portfolio had a debt service coverage ratio under 1.0.

In the first quarter of 2009, $6.2 million of commercial mortgage loans were contractually due.  Of these, 63% were paid as due and 37.0% were extended generally for less than one year.  In addition, $8.9 million that were not contractually due in the first quarter of 2009 were paid in full.

The net carrying value of impaired loans at March 31, 2009 and December 31, 2008 was $9.2 million and $3.4 million, respectively.  We recognized $637 thousand of realized capital losses related to valuation allowances on mortgage loans for the quarter ended March 31, 2009.  Total valuation allowances of $1.1 million were held at March 31, 2009.  Realized capital losses due to changes in intent to hold mortgage loans to maturity totaled $686 thousand for the quarter ended March 31, 2009.

Unrealized net capital losses totaled $445.1 million as of March 31, 2009, compared to unrealized net capital losses of $278.3 million as of December 31, 2008 as a result of widening credit spreads on certain fixed income securities, increasing risk-free interest rates and realized capital gains through sales.  The following table presents unrealized net capital gains and losses, pre-tax and after-tax.

($ in thousands)	March 31, 2009	December 31, 2008
U.S. government and agencies	$108,695	$241,076
Municipal	(68,776)	(77,283)
Corporate	(281,420)	(271,451)
Foreign government	86,652	109,235
MBS	3,295	(2,001)
CMBS	(260,956)	(252,839)
ABS	(30,270)	(22,992)
Redeemable preferred stock	(3,945)	(3,831)
Fixed income securities	(446,725)	(280,086)
Equity securities	(8)	—
Short-term investments	—	65
Derivatives	1,670	1,749

Unrealized net capital gains and losses, pre-tax	(445,063)	(278,272)

Amounts recognized for:
Insurance reserves (1)	—	(155,935)
DAC and DSI (2)	354,363	266,647
Total	354,363	110,712

Deferred income taxes	31,745	58,646
Unrealized net capital gains and losses, after-tax	$(58,955)	$(108,914)

(1)

The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although we evaluate premium deficiencies on the combined performance of our life insurance and immediate annuities with life contingencies, the adjustment primarily relates to structured settlement annuities with life contingencies, in addition to certain payout annuities with life contingencies. The insurance reserves adjustment changed to zero as of March 31, 2009 due to decreases in unrealized gains in the applicable product portfolios. The change in the unrealized balance resulted from realizing prior unrealized gains upon the sale of certain securities issued or guaranteed by the U.S. government in the first quarter of 2009.

(2)

The DAC and DSI adjustment represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized. Recapitalization of the DAC and DSI balances is limited to the originally deferred costs plus interest.

The net unrealized loss for the fixed income portfolio totaled $446.7 million, comprised of $265.2 million of gross unrealized gains and $711.9 million of gross unrealized losses at March 31, 2009.  This is compared to a net unrealized loss for the fixed income portfolio totaling $280.1 million, comprised of $420.1 million of gross unrealized gains and $700.2 million of gross unrealized losses at December 31, 2008.

Gross unrealized gains and losses as of March 31, 2009 on fixed income securities by type and sector are provided in the table below.

						Amortized
						cost as a	Fair value
	Par	Amortized	Gross unrealized			percent of	as a percent
($ in thousands)	value (1)	cost	Gains	Losses	Fair value	par value	of par value
Corporate:
Banking	$396,057	$385,516	$1,035	$(110,604)	$275,947	97.3%	69.7%
Financial services	340,885	330,902	518	(51,996)	279,424	97.1	82.0
Utilities	634,514	626,739	23,183	(40,544)	609,378	99.8	96.0
Consumer goods (cyclical and non-cyclical)	450,599	450,123	6,272	(23,718)	432,677	99.9	96.0
Other	244,531	148,356	2,575	(10,970)	139,961	60.7	57.2
Capital goods	333,956	325,876	6,179	(28,859)	303,196	97.6	90.8
Basic industry	127,496	128,428	670	(13,332)	115,766	100.7	90.8
Transportation	188,569	190,352	3,314	(21,735)	171,931	100.9	91.2
Energy	195,064	197,455	1,412	(15,814)	183,053	101.2	93.8
Communications	181,430	179,965	3,180	(10,994)	172,151	99.2	94.9
Technology	82,333	83,007	2,103	(3,295)	81,815	100.8	99.4
Total corporate fixed income portfolio	3,175,434	3,046,719	50,441	(331,861)	2,765,299	95.9	87.1

ABS	91,280	84,108	—	(30,270)	53,838	92.1	59.0
CMBS	752,781	715,891	—	(260,956)	454,935	95.1	60.4
Municipal	702,727	471,186	4,698	(73,474)	402,410	67.1	57.3
MBS	502,371	503,674	14,709	(11,414)	506,969	100.3	100.9
Foreign government	416,553	226,113	86,652	—	312,765	54.3	75.1
Redeemable preferred stock	8,500	9,279	—	(3,945)	5,334	109.2	62.8
U.S. government and agencies	645,427	421,113	108,695	—	529,808	65.2	82.1
Total fixed income securities	$6,295,073	$5,478,083	$265,195	$(711,920)	$5,031,358	87.0	79.9

(1)

Included in par value are zero-coupon securities that are generally purchased at a deep discount to the par value that is received at maturity. These included corporate, municipal, foreign government and U.S. government and agencies zero-coupon securities with par value of $192.2 million, $384.0 million, $404.6 million and $485.7 million, respectively.

The banking, financial services, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio at March 31, 2009.  The gross unrealized losses in these sectors were generally the result of widening credit spreads since the time of initial purchase.  As of March 31, 2009, $276.2 million or 83.2% of the gross unrealized losses in the corporate fixed income portfolio and $367.8 million or 96.8% of the gross unrealized losses on the remaining fixed income securities related to securities rated investment grade.

For fixed income securities, 62.5% of the gross unrealized losses at March 31, 2009 were from $361.7 million of securities with a fair value below 70% of amortized cost, or 7.2% of our fixed income portfolio.  The percentage of fair value to amortized cost for fixed income securities with gross unrealized losses at March 31, 2009 are shown in the following table.

($ in thousands)	Par value (1)	Amortized cost	Unrealized gain/(loss)	Fair value (3)	Percent to total fixed income securities
> 80% of amortized cost	$2,221,124	$2,168,355	$(184,095)	$1,984,260	39.4%
70% to 80% of amortized cost	337,049	337,428	(83,069)	254,359	5.1
< 70% of amortized cost (2)	1,012,678	806,412	(444,756)	361,656	7.2
Gross unrealized losses on fixed income securities	3,570,851	3,312,195	(711,920)	2,600,275	51.7
Gross unrealized gains on fixed income securities	2,724,222	2,165,888	265,195	2,431,083	48.3
Net unrealized gains and losses on fixed income securities	$6,295,073	$5,478,083	$(446,725)	$5,031,358	100.0%

(1)	Included in par value are $384.0 million of zero-coupon securities as of March 31, 2009 that are generally purchased at a deep discount to the par value that is received at maturity.

(2)	Illiquid portfolios represent $234.7 million of net unrealized losses and $124.9 million of fair value as of March 31, 2009.

(3)	Illiquid portfolios represent $302.6 million of net unrealized losses and $573.3 million of fair value as of March 31, 2009.

The following table presents gross unrealized losses by type of fixed income security with a fair value below 70% of amortized cost at March 31, 2009.

($ in thousands)	Fair value	Gross unrealized losses
Corporate	$176,036	$(166,778)
ABS	24,198	(24,495)
CMBS	100,745	(210,222)
Municipal	55,343	(39,316)
Redeemable preferred stock	5,334	(3,945)
Total fixed income securities	$361,656	$(444,756)

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.  The unrealized losses should reverse over the remaining lives of the securities.  As of March 31, 2009, we have the intent and ability to hold these securities to recovery.  Our ability to hold to recovery is substantially enhanced by our liquidity position, which cushions us from the need to liquidate securities with significant unrealized losses to meet cash obligations.  During the first quarter of 2009, our fixed income securities portfolio provided approximately $165.4 million in principal and interest cash flows, of which substantially all have been received in accordance with the contractual terms.

We have a comprehensive portfolio monitoring process to identify and evaluate, on a case-by-case basis, fixed income and equity securities whose carrying value may be other-than-temporarily impaired.  The process includes a quarterly review of all securities using a screening process to identify situations where the fair value, compared to amortized cost for fixed income securities and cost for equity securities, is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings, ratings downgrades or payment defaults.  The securities identified, in addition to other securities for which we may have a concern, are evaluated based on facts and circumstances for inclusion on our watch-list.  All investments in an unrealized loss position at March 31, 2009 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.

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

	March 31, 2009				December 31, 2008
($ in thousands except number of issues)	Investment grade	Below investment grade	Equity	Total	Investment grade	Below investment grade	Total

Category (I): Unrealized loss less than 20% of amortized cost (1)
Number of issues	387	49	1	437	448	38	486
Fair value	$1,881,363	$102,897	$72	$1,984,332	$2,105,319	$70,192	$2,175,511
Unrealized	$(170,943)	$(13,152)	$(8)	$(184,103)	$(187,983)	$(8,707)	$(196,690)

Category (II): Unrealized loss greater than or equal to 20% of amortized cost for a period of less than 6 consecutive months
Number of issues	133	32	—	165	150	30	180
Fair value	$516,828	$41,876	$—	$558,704	$557,986	$46,428	$604,414
Unrealized	$(336,283)	$(44,078)	$—	$(380,361)	$(431,954)	$(26,145)	$(458,099)

Category (III): Unrealized loss greater than or equal to 20% of amortized cost for a period of 6 or more consecutive months, but less than 12 consecutive months
Number of issues	17	4	—	21	13	2	15
Fair value	$34,981	$4,052	$—	$39,033	$23,013	$612	$23,625
Unrealized	$(98,306)	$(7,839)	$—	$(106,145)	$(41,789)	$(757)	$(42,546)

Category (IV): Unrealized loss greater than or equal to 20% of amortized cost for 12 or more consecutive months
Number of issues	11	2	—	13	—	1	1
Fair value	$15,333	$2,945	$—	$18,278	$—	$2,562	$2,562
Unrealized	$(38,451)	$(2,868)	$—	$(41,319)	$—	$(2,884)	$(2,884)

Total number of issues	548	87	1	636	611	71	682
Total fair value (2)	$2,448,505	$151,770	$72	$2,600,347	$2,686,318	$119,794	$2,806,112
Total unrealized losses	$(643,983)	$(67,937)	$(8)	$(711,928)	$(661,726)	$(38,493)	$(700,219)

(1)	For fixed income securities, cost represents amortized cost.

(2)	At March 31, 2009, 94.2% of the fixed income securities portfolio was rated investment grade compared to 95.7% at December 31, 2008.

The largest individual unrealized loss was $2.9 million for category (I), $14.7 million for category (II), $14.5 million for category (III), and $8.7 million for category (IV) as of March 31, 2009.

Categories (I) and (II) have generally been adversely affected by overall economic conditions including interest rate increases and the market’s evaluation of certain sectors.  The degree to which and/or length of time that the securities have been in an unrealized loss position does not suggest that these securities pose a high risk of being other-than-temporarily impaired.

Categories (III) and (IV) have historically been affected by industry and issue specific, or issuer specific conditions.  All of the securities in these categories are monitored for other-than-temporary impairment.

At March 31, 2009, Category (III) for fixed income was comprised of $23.0 million of CMBS, $10.7 million of corporate bonds and $5.3 million of ABS RMBS, for a total of $39.0 million with unrealized losses of $87.2 million, $10.4 million and $8.5 million, respectively, for a total of $106.1 million of unrealized losses.

At March 31, 2009, Category (IV) for below investment grade fixed income securities was comprised of $2.8 million of corporate private and $123 thousand of ABS RMBS, for a total of $2.9 million with unrealized losses of $2.6 million and $287 thousand, respectively, for a total of $2.9 million of unrealized losses.

We continue to believe that the unrealized losses on these securities are not predictive of the ultimate performance.

Whenever our initial analysis indicates that a fixed income security’s unrealized loss of 20% or more for at least 36 months or any equity security’s unrealized loss of 20% or more for at least 12 months is temporary, additional evaluations and management approvals are required to substantiate that a write-down is not appropriate.  As of March 31, 2009, no securities met these criteria.

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are in default with respect to principal or interest and/or are investments issued by companies that have gone into bankruptcy subsequent to our acquisition.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have concerns regarding the borrower’s ability to pay future principal and interest according to the original terms, which causes us to believe these investments may be classified as problem or restructured in the future.

The following table summarizes problem, restructured and potential problem fixed income securities.

	March 31, 2009
($ in thousands)	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income portfolios
Problem	$14,912	$5,698	38.2%	$5,745	38.5%	0.1%
Potential problem	81,627	49,932	61.2	35,494	43.5	0.7
Total net carrying value	$96,539	$55,630	57.6	$41,239	42.7	0.8%
Cumulative write-downs recognized (2)		$25,624

	December 31, 2008
	Par value (1)	Amortized cost (1)	Amortized cost as a percent of par value	Fair value	Fair value as a percent of par value	Percent of total fixed income portfolios
Problem	$30,000	$18,824	62.7%	$13,593	45.3%	0.2%
Potential problem	56,942	22,118	38.8	22,080	38.8	0.4
Total net carrying value	$86,942	$40,942	47.1	$35,673	41.0	0.6%
Cumulative write-downs recognized (2)		$41,423

(1)

The difference between par value and amortized cost of $40.9 million at March 31, 2009 and $46.0 million at December 31, 2008 is primarily attributable to write-downs. Par value has been reduced by principal payments.

(2)	Cumulative write-downs recognized only reflects impairment write-downs related to investments within the problem, potential problem and restructured categories.

At March 31, 2009, amortized cost for the problem category was $5.7 million and was comprised of corporates (primarily privately placed).  The decrease of $13.1 million over December 31, 2008 is attributable to the disposal of corporates, partially offset by the addition of fixed income holdings that are either in default with respect to principal or interest and/or are investments issued by companies that went into bankruptcy during the period.  There were no investments in the problem category with a fair value less than 70% of amortized cost.

At March 31, 2009, amortized cost for the potential problem category was $49.9 million and was comprised of $40.5 million of corporates (primarily privately placed), $4.0 million of other CDO, $3.0 million of ABS RMBS, and $2.4 million of CMBS.  The increase over December 31, 2008 is primarily attributable to the additions of corporates (primarily privately placed) and CMBS.  The amortized cost of potential problem investments with a fair value less than 70% of amortized cost totaled $26.9 million, with unrealized losses of $14.3 million and fair value of $12.6 million.

We evaluated each of these investments through our portfolio monitoring process at March 31, 2009 and recorded write-downs when appropriate.  We further concluded that any remaining unrealized losses on these investments were temporary in nature and that we have the intent and ability to hold the securities until recovery.

Net Investment Income  The following table presents net investment income.

	Three months ended March 31,
($ in thousands)	2009	2008
Fixed income securities	$84,299	$91,556
Equity securities	3	—
Mortgage loans	9,977	10,519
Short-term and other	1,684	2,613
Investment income, before expense	95,963	104,688
Investment expense	(2,285)	(4,942)
Net investment income	$93,678	$99,746

Net investment income decreased 6.1% or $6.1 million to $93.7 million in the first quarter of 2009 compared to $99.7 million in the same period of 2008.  This decline is due to lower investment yields from decreased market interest rates, carrying a greater amount of short-term investments in connection with tactically positioning greater liquidity, and lower funds associated with securities lending.

Total investment expenses decreased $2.7 million in the first quarter of 2009 compared to the first quarter of 2008.  The decrease was primarily due to lower expenses associated with a lower amount of collateral received in connection with securities lending transactions.  The average amount of collateral held in connection with securities lending was $143.9 million in the first quarter of 2009 compared to $312.9 million in the first quarter of 2008, as a result of actions to reduce our securities lending balances.

Net Realized Capital Gains and Losses  The following tables present the components of realized capital gains and losses and the related tax effect.

	Three months ended March 31,
($ in thousands)	2009	2008
Sales (1)	$98,291	$5,543
Impairment write-downs (2)	(4,636)	(633)
Change in intent write-downs (1) (3)	(2,791)	(3,532)
Valuation of derivative instruments	8,354	(240)
Settlements of derivative instruments	—	583
Realized capital gains and losses, pre-tax	99,218	1,721
Income tax expense	(34,727)	(602)
Realized capital gains and losses, after-tax	$64,491	$1,119

(1)	To conform to the current period presentation, certain amounts in the prior periods have been reclassified.

(2)	Impairment write-downs reflect issue specific other-than-temporary declines in fair value, including instances where we could not reasonably assert that the recovery period would be temporary.

(3)	Change in intent write-downs reflect instances where we cannot assert a positive intent to hold until recovery.

Sales generated $98.3 million of net realized gains for the three months ended March 31, 2009 and were primarily due to $90.5 million of gains on sales of governmental securities.

Impairment write-downs totaled $4.6 million in 2009 and included write-downs on fixed income securities and mortgage loans of $4.0 million and $637 thousand, respectively.

$2.2 million or 56.2% of the fixed income security write-downs for the three months ended March 31, 2009 related to impaired securities that were performing in line with anticipated or contractual cash flows but were written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  As of March 31, 2009, there have been no defaults or defaults impacting classes lower in the capital structure.  $1.7 million of the fixed income security write-downs for the three months ended March 31, 2009 related to securities experiencing a significant departure from anticipated cash flows; however, we believe they retain economic value.  $45 thousand related to securities for which future cash flows are very uncertain.

Impairment write-downs on these investments are presented in the following table.  Notwithstanding our intent and ability to hold these securities with impairment write-downs, we concluded that we could not reasonably assert that the recovery period would be temporary.

($ in thousands)	Three months ended March 31, 2009
Performing in accordance with anticipated or contractual cash flows (1)
CMBS	$(2,248)

Departure from anticipated or contractual cash flows
Future cash flows expected –
Corporate
Entertainment	(1,610)
Telecommunications	(46)
Subtotal (2)	(1,656)
Future cash flows very uncertain -
Corporate-Gaming	(45)
Investments disposed	(50)
Total fixed income securities (3)	$(3,999)
Total commercial mortgage write-downs	$(637)

(1)          Written down primarily because of expected deterioration in the performance of the underlying collateral or our assessment of the probability of future default.  As of March 31, 2009, for the securities with direct interest in the lender, there have been no defaults.  For securities supported by collateral, there have been no defaults or defaults that have occurred in classes lower in the capital structure.

(2)          Experienced a significant departure from anticipated residual cash flows.  While these fixed income security write-downs were valued at a significant discount to cost, we believe these securities retain economic value.

(3)          Impairment write-downs on our illiquid portfolios were $2.2 million for the three months ended March 31, 2009.

Change in intent write-downs totaling $2.8 million for the three months ended March 31, 2009 included $2.1 million for fixed income securities, $14 thousand for equity securities and $686 thousand for mortgage loans compared to $3.5 million for fixed income securities for the same period of the prior year.  The change in intent write-downs in the first quarter of 2009 were a result of our risk mitigation and return optimization programs and ongoing comprehensive reviews of our portfolios resulting in write-downs of individually identified securities.

Investments for which we had changed our intent to hold to recovery totaled $18.3 million and $37.7 million as of March 31, 2009 and December 31, 2008, respectively.  The primary drivers of the change were as follows:

•                  $1.9 million in additions of individually identified fixed income securities as a result of ongoing reviews of our portfolios.

•                  We sold approximately $1.7 million, recognizing net capital losses of $1.0 million.  The sales included approximately $541 thousand from risk mitigation and return optimization programs which recognized $1.1 million in net realized capital losses.

•                  We re-designated approximately $15.9 million of investments to intent to hold to recovery due to our inability to dispose of them for values equal to or greater than our view of their intrinsic value.  Of these assets $2.7 million were related to risk mitigation and return optimization programs and $13.2 million were related to individual identification.

•                  Valuation adjustments and other charges, including change in intent write-downs, totaled $2.7 million.

Valuation and settlement of derivative instruments net realized capital gains totaled $8.4 million for the three months ended March 31, 2009.  For the three months ended March 31, 2008, net realized capital losses on the valuation and settlement of derivative instruments totaled $343 thousand and included $240 thousand of losses on the valuation of derivative instruments and $583 thousand of gains on the settlement of derivative instruments.

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

Fair Value of Assets and Liabilities

We employ independent third-party valuation service providers, broker quotes and internal pricing methods to determine fair values, which provide a single quote or price for each financial instrument.  We obtain or calculate only one quote or price per instrument.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For the majority of the Company’s financial assets, all significant inputs are based on market observable data and significant management judgment does not affect the periodic determination of fair value.  The determination of fair value using discounted cash flow models involves management judgment when significant model inputs are not based on market observable data.  However, where market observable data is available, it takes precedence, and as a result, no range of reasonably likely inputs exists, from which the basis of a sensitivity analysis could be constructed.

There are two situations where discounted cash flow models are used, each of which utilizes a significant input that is not market observable.  In the first situation, internal models use internally assigned credit ratings as inputs in the valuation of privately placed securities.  Our internal ratings are developed at a more finite level than NAIC ratings (e.g., an NAIC rating of 1 includes securities rated triple, double and single A by a nationally recognized statistical rating organization (“NRSRO”)).  We believe these internal ratings provide for a more reliable estimate of fair value since we can more precisely match these ratings to other market observable valuation inputs, such as credit and liquidity spreads, for performing these valuations.  The second situation where a discounted cash flow model utilizes a significant input that is not market observable relates to the determination of fair value for our ARS backed by student loans.  The assumption is the anticipated date liquidity will return to this market (i.e., when auction failures will cease).  Determination of this assumption allows for matching to market observable inputs when performing these valuations.

The following table displays the sensitivity of reasonably likely changes in these assumptions as of March 31, 2009.  The selection of these hypothetical scenarios should not be construed as an indication that it would be reasonably likely that all securities would be similarly affected or as our prediction of future events, but only as an illustration of the estimated potential proportional effect of alternative assumptions.

($ in thousands)
Privately placed securities with internally assigned credit ratings	$864,652
Percentage change in fair value resulting from:
Increase in internal ratings one rating notch	2.6%
Decrease in internal ratings one rating notch	(5.0)%

ARS backed by student loans at fair value	$92,804
Percentage change in fair value resulting from:
Decrease in assumption by five months for the anticipated date liquidity will return to this market	1.4%
Increase in assumption by five months for the anticipated date liquidity will return to this market	(1.4)%

The following table provides additional details regarding Level 1, 2 and 3 assets and liabilities by their classification in the Condensed Statement of Financial Position at March 31, 2009.  For further discussion of Level 1, 2 and 3 assets and liabilities, see Note 3 of the Condensed Financial Statements.

($ in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting (1)	Balance as of March 31, 2009
Assets
Fixed income securities:
U.S. government and agencies	$153,073	$376,735	$—		$529,808
Municipal	—	309,606	—		309,606
Municipal - ARS	—	—	92,804		92,804
Corporate - public	—	1,487,706	26,420		1,514,126
Corporate privately placed securities	—	222,864	1,028,309		1,251,173
Foreign government	—	312,765	—		312,765
MBS	—	473,608	10,487		484,095
Alt-A	—	—	22,874		22,874
CMBS	—	367,346	87,589		454,935
ABS RMBS	—	—	35,104		35,104
Other CDO	—	—	18,734		18,734
Preferred stock	—	5,334	—		5,334
Total fixed income securities	153,073	3,555,964	1,322,321		5,031,358

Equity securities	—	72	—		72

Short-term investments:
Commercial paper and other	—	871,894	—		871,894
Money market funds	28,945	—	—		28,945
Total short-term investments	28,945	871,894	—		900,839

Other investments:
Free-standing derivatives	—	1,677	670	$(6)	2,341
Total other investments	—	1,677	670	(6)	2,341
Separate account assets	479,091	—	—		479,091
Other assets	—	—	(2,503)		(2,503)
Total recurring basis assets	661,109	4,429,607	1,320,488	(6)	6,411,198
Non-recurring basis (2)	—	—	9,206		9,206
Total assets at fair value	$661,109	$4,429,607	$1,329,694	$(6)	$6,420,404
% of total assets at fair value	10.3%	69.0%	20.7%	—%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$—	$(33,368)		$(33,368)
Other liabilities:
Free-standing derivatives	—	(10,579)	(5,637)	$6	(16,210)
Total liabilities at fair value	$—	$(10,579)	$(39,005)	$6	$(49,578)
% of total financial liabilities at fair value	—%	21.3%	78.7%	—%	100.0%

(1)          In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, we net all fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral executed with the same counterparty under a master netting agreement.  At March 31, 2009, the right to reclaim cash collateral was offset by securities held, and there was no obligation to return collateral.

(2)          Includes mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table provides additional details regarding Level 1, 2 and 3 assets and liabilities by their classification as of December 31, 2008.

($ in thousands)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance as of December 31, 2008
Financial assets
Fixed income securities:
U.S. government and agencies	$154,119	$763,612	$—	$917,731
Municipal	—	287,597	—	287,597
Municipal - ARS	—	—	97,784	97,784
Corporate - public	—	1,533,704	27,927	1,561,631
Corporate privately placed securities	—	261,318	1,064,188	1,325,506
Foreign government	—	371,542	—	371,542
MBS	—	361,843	10,741	372,584
Alt-A	—	—	23,593	23,593
CMBS	—	422,632	46,236	468,868
ABS RMBS	—	—	43,868	43,868
Other CDO	—	—	20,202	20,202
Preferred stock	—	5,459	—	5,459
Total fixed income securities	154,119	4,007,707	1,334,539	5,496,365

Short-term investments:
Commercial paper and other	—	376,487	—	376,487
Money market funds	33,315	—	—	33,315
Total short-term investments	33,315	376,487	—	409,802

Other investments:
Free-standing derivatives	—	1,764	714	2,478
Total other investments	—	1,764	714	2,478
Separate account assets	533,760	—	—	533,760
Other assets	—	—	(1,829)	(1,829)
Total recurring basis assets	721,194	4,385,958	1,333,424	6,440,576
Non-recurring basis (1)	—	—	10,589	10,589
Total assets at fair value	$721,194	$4,385,958	$1,344,013	$6,451,165
% of total assets at fair value	11.2%	68.0%	20.8%	100.0%

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$—	$—	$(30,051)	$(30,051)

Other liabilities:
Free-standing derivatives	—	(20,849)	(5,450)	(26,299)
Total liabilities at fair value	$—	$(20,849)	$(35,501)	$(56,350)
% of total liabilities at fair value	—%	37.0%	63.0%	100.0%

(1)          Includes mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table provides a summary of changes in fair value during the three-month period ended March 31, 2009 of Level 3 assets and liabilities held at fair value on a recurring basis.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net income for financial
($ in thousands)	Balance as of December 31, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2009		instruments still held at March 31, 2009 (3)
Assets
Fixed income securities:
Municipal - ARS	$97,784	$—	$(1,730)	$(550)	$(2,700)	$92,804		$—
Corporate - public	27,927	—	(1,482)	(25)	—	26,420		—
Corporate privately placed securities	1,064,188	771	(3,698)	(32,952)	—	1,028,309		(189)
MBS	10,741	(10)	77	(321)	—	10,487		(9)
Alt-A	23,593	5	(724)	—	—	22,874		5
CMBS	46,236	(4,442)	(9,288)	(637)	55,720	87,589		(3,335)
ABS RMBS	43,868	457	(5,873)	(3,348)	—	35,104		457
Other CDO	20,202	—	(1,405)	(63)	—	18,734		—
Total fixed income securities	1,334,539	(3,219)	(24,123)	(37,896)	53,020	1,322,321		(3,071)

Other investments:
Free-standing derivatives, net	(4,736)	(405)	—	174	—	(4,967	)(2)	48
Other assets	(1,829)	(674)	—	—	—	(2,503)		(674)
Total recurring Level 3 assets	$1,327,974	$(4,298)	$(24,123)	$(37,722)	$53,020	$1,314,851		$(3,697)

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$(30,051)	$(3,242)	$—	$(75)	$—	$(33,368)		$(3,242)
Total recurring Level 3 liabilities	$(30,051)	$(3,242)	$—	$(75)	$—	$(33,368)		$(3,242)

(1)          The effect to net income totals $(7.5) million and is reported in the Condensed Statements of Operations as follows: $(7.1) million in realized capital gains and losses; $2.8 million in net investment income; and $(3.2) million in contract benefits.

(2)          Comprises $670 thousand of assets and $(5.6) million of liabilities.

(3)          The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $(6.9) million and are reported in the Condensed Statements of Operations as follows: $(6.5) million in realized capital gains and losses; $2.8 million in net investment income; and $(3.2) million in contract benefits.

The following table provides a summary of changes in fair value during the three-month period ended March 31, 2008 of Level 3 assets and liabilities held at fair value on a recurring basis.

		Total realized and unrealized gains (losses) included in:						Total gains (losses) included in Net income for financial
($ in thousands)	Balance as of January 1, 2008	Net income (1)	OCI on Statement of Financial Position	Purchases, sales, issuances and settlements, net	Net transfers in and/or (out) of Level 3	Balance as of March 31, 2008		instruments still held at March 31, 2008 (3)
Assets
Fixed income securities:
Municipal - ARS	$33,200	$—	$—	$(2,450)	$15,600	$46,350		$—
Corporate - public	38,270	6,795	(9,242)	(25)	—	35,798		—
Corporate privately placed securities	1,211,628	1,600	1,059	14,136	10,533	1,238,956		1,111
MBS	14,292	(37)	(181)	(1,334)	—	12,740		(37)
Alt-A	28,836	5	(2,238)	—	—	26,603		4
CMBS	36,794	(2)	(4,976)	(8)	—	31,808		(2)
ABS RMBS	76,110	(632)	(4,382)	(3,872)	—	67,224		(632)
Other CDO	30,768	269	(1,910)	(2,996)	—	26,131		(56)
Total fixed income securities	1,469,898	7,998	(21,870)	3,451	26,133	1,485,610		388

Other investments:
Free-standing derivatives, net	(980)	(2,472)	—	126	—	(3,326	)(2)	20
Other assets	(1,733)	2,239	—	—	—	506		2,239
Total recurring Level 3 assets	$1,467,185	$7,765	$(21,870)	$3,577	$26,133	$1,482,790		$2,647

Liabilities
Contractholder funds:
Derivatives embedded in annuity contracts	$174	$(1,428)	$—	$1	$—	$(1,253)		$(1,428)
Total recurring Level 3 liabilities	$174	$(1,428)	$—	$1	$—	$(1,253)		$(1,428)

(1)          The effect to net income totals $6.3 million and is reported in the Condensed Statements of Operations as follows: $6.3 million in realized capital gains and losses; $1.4 million in net investment income; and $(1.4) million in contract benefits.

(2)          Comprises $897 thousand of assets and $(4.2) million of liabilities.

(3)          The amounts represent gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $1.2 million and are reported in the Condensed Statements of Operations as follows: $1.2 million in realized capital gains and losses; $1.4 million in net investment income; and $(1.4) million in contract benefits.

Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the quarter the transfer occurred; therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the table above.

We have two different situations where we have classified investments as Level 3.  The first is where quotes continue to be received from independent third-party valuation service providers, as all significant inputs are market observable, but there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity such that the degree of market observability has declined to a point where categorization as a Level 3 measurement is considered appropriate.  Among the indicators we consider in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the following:

•                   Level of new issuances in the primary market;

•                   Trading volume in the secondary market;

•                   Level of credit spreads over historical levels;

•                   Bid-ask spread, and

•                   Price consensus among market participants and sources.

When transferring these securities into Level 3 due to a significant decrease in the volume and level of activity, we do not change the source of fair value estimates or modify the estimates received from independent third-party valuation service providers.  Accordingly, for securities included within this group, there was no change in fair value for a change in model resulting in a gain or loss.

The second situation where we have classified securities in Level 3 is where specific inputs to our fair value estimation models which are considered significant are not market observable.  This has occurred in three principal categories.  The first is for certain of our privately placed securities for which we utilize internally developed ratings.  The second is broker quotes.  Privately placed securities valued using internally developed ratings and securities valued using broker quotes were assigned to Level 3 when we initially assigned the hierarchy in the first quarter of 2008.  The third is our ARS backed by student loans for which a principal assumption, the anticipated date liquidity will return to this market, is not market observable.

Transfers into Level 3 involving a change in valuation method during the year ended December 31, 2008 included ARS in the second quarter of 2008 when our independent third-party valuation service provider could no longer provide quotes due to the failure of auctions caused by the absence of institutional investors and broker-dealers participating in this market.  We migrated from the use of market prices for completed transactions to a discounted cash flow model which resulted in the recognition of an unrealized capital loss of $3.5 million as of June 30, 2008.  In addition, transfers into Level 3 of individual instruments occur when a specific input is not market observable such as situations where a fair value quote is not provided by our independent third-party valuation service provider and as a result the price is stale or has been replaced with a broker quote resulting in the security being classified as Level 3.  A quote utilizing the new pricing source is not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities, while included in the table above, are not ascertainable and are not significant.

Due to the reduced availability of actual market prices or relevant observable inputs as a result of the decrease in liquidity that has been experienced in the market, all ABS RMBS, Alt-A, ARS and certain CMBS are categorized as Level 3.  Transfers into and out of Level 3 during the three months ended March 31, 2009 are attributable to a change in the availability of market observable information for individual securities within the respective categories.

The following table presents fair value as a percent of amortized cost for Level 3 investments at March 31, 2009.

($ in thousands)	Fair value	Fair value as a percent of par value	Fair value as a percent of amortized cost
Fixed income securities:
Municipal - ARS	$92,804	87.9%	87.9%
Corporate - public	26,420	72.2	72.5
Corporate privately placed securities	1,028,309	85.4	94.4
MBS	10,487	99.9	97.3
Alt-A	22,874	76.2	77.2
CMBS	87,589	27.1	30.7
ABS RMBS	35,104	56.1	63.4
Other CDO	18,734	65.2	65.2
Total fixed income securities	1,322,321	73.4	80.6
Other investments:
Free-standing derivatives	670	N/A	100.0
Total other investments	670	N/A	100.0
Sub-total recurring Level 3 investments	1,322,991	73.4	80.6
Non-recurring basis	9,206	N/A	100.0
Total Level 3 investments	$1,332,197	74.0	80.7

Non-recurring investments include certain mortgage loans remeasured at fair value due to our change in intent write-downs and other-than-temporary impairments at March 31, 2009.

DEFERRED TAXES

We evaluate whether a valuation allowance for our deferred tax assets is required each reporting period.  A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  In determining whether a valuation allowance is needed, all available evidence is considered.  This includes the potential for capital and ordinary loss carryback, future reversals of existing taxable temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences.

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

With respect to our evaluation of the need for a valuation allowance related to other capital losses that have not yet been recognized for tax purposes, we utilize prudent and feasible tax planning strategies.  These include strategies that optimize the Corporation’s ability to carry back capital losses as well as the ability to offset capital losses with capital gains that could be recognized for tax purposes.  No valuation allowance was needed at March 31, 2009.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in thousands)	March 31, 2009	December 31, 2008
Common stock, additional capital paid-in and retained income	$650,151	$625,482
Accumulated other comprehensive income	(58,955)	(108,914)
Total shareholder’s equity	$591,196	$516,568

Shareholder’s equity increased in the first three months of 2009 due to decreased unrealized net capital losses on fixed income securities and net income.

Financial Ratings and Strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, ALIC’s ratings and AIC’s ratings.

On February 2, 2009, A.M. Best affirmed our A+ financial strength rating.  On January 29, 2009, S&P downgraded our financial strength rating to AA- from AA.  The outlook for the rating remained negative.  On January 29, 2009, Moody’s downgraded our financial strength rating to A1 from Aa3.  The outlook for the rating was revised to stable from negative.

Liquidity Sources and Uses   As reflected in our Condensed Statements of Cash Flows, lower operating cash flows in the first three months of 2009 compared to the first three months of 2008 were primarily related to lower net investment income and higher contract benefit payments, partially offset by higher premiums received.

Cash flows from investing activities shifted to a source of cash in the first quarter of 2009 from a use of cash in the first quarter of 2008 due primarily to higher proceeds from sales of fixed income securities and, to a lesser extent, increased collections on fixed income securities, partially offset by increased purchases of short-term investments and higher purchases of fixed income securities.

Cash flows from financing activities shifted to a use of cash in the first quarter of 2009 compared to a source of cash in the first quarter of 2008.  The change was the result of lower contractholder fund deposits partially offset by decreased contractholder fund withdrawals.  For quantification of the changes in contractholder funds, see the Operations section of MD&A.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act is made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Risk factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risk described below), in our public filings with the Securities and Exchange Commission, and those incorporated by reference in Part I, Item 1A of Allstate Life Insurance Company of New York Annual Report on Form 10-K for 2008.

A large scale pandemic, the continued threat of terrorism, and ongoing military actions may adversely affect the level of claim losses we incur and the value of our investment portfolio

A global pandemic and the continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and losses from declines in the equity markets and from interest rate changes in the United States, Europe and elsewhere, and result in loss of life, disruptions to commerce and reduced economic activity.  Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a global pandemic or the continued threat of terrorism.  We seek to mitigate the potential impact of terrorism on our commercial mortgage portfolio by limiting geographical concentrations in key metropolitan areas and by requiring terrorism insurance to the extent that it is commercially available.  Additionally, in the event that a global pandemic or a terrorist act occurs, we could be adversely affected, depending on the nature of the event.

Item 6.  Exhibits

(a)          Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company of New York
(Registrant)

May 12, 2009	By	/s/ Samuel H. Pilch
Samuel H. Pilch
Controller
(chief accounting officer and duly
authorized officer of Registrant)

Exhibit No.	Description
15	Acknowledgement of awareness from Deloitte & Touche LLP dated May 11, 2009, concerning unaudited interim financial information.

31 (i)	Rule 15d-14(a) Certification of Principal Executive Officer

31 (i)	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1